Form 10-Q
period 1996-03-31
ICON CASH FLOW PARTNERS LP SEVEN
filed 1996-05-15
CIK 947986

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



[x ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the period ended                       March 31, 1996


[  ]        Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

For the transition period from                               to

Commission File Number                          33-94458

                       ICON Cash Flow Partners L.P. Seven

            (Exact name of registrant as specified in its charter)


      Delaware                                        13-3835387
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                        Identification Number)


          600 Mamaroneck Avenue, Harrison, New York  10528-1632

  (Address of principal executive offices)                         (Zip code)


                                  (914) 698-0600
              Registrant's telephone number, including area code



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            [ x] Yes     [
] No

                      ICON Cash Flow Partners L.P. Seven
                       (A Delaware Limited Partnership)


                        PART I - FINANCIAL INFORMATION

      The following statements of ICON Cash Flow Partners L.P. Seven (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 1995 Annual Report on Form 10-K.


                    ICON Cash Flow Partners L.P. Seven
                       (A Delaware Limited Partnership)

                                March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations
      ICON Cash Flow Partners L.P. Seven (the Partnership) was formed on May 23, 1995 as a Delaware limited partnership with an initial capitalization of $2,000. The Partnership is offering limited partnership units on a best efforts basis to the general public with the intention of raising capital of between $1,200,000 and $100,000,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. As of December 31, 1995, subscriptions had been received for 13,481.43 units at $100 per unit, or $1,348,143. The Partnership commenced business operations on its initial closing date, January 19, 1996, with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795.17 of capital contributions.
Through March 31, 1996, 76,004.17 additional units were subscribed to, bringing the total units and capital subscriptions to 89,485.60 and $8,948,560 respectively, at that date.

      The Partnerships portfolio consisted of a net investment in finance leases and financings representing 95% and 5% of total investments at March 31, 1996.

      For the three months ended March 31, 1996, the Partnership leased or financed equipment with an initial cost of $4,795,666 to 8 lessees or equipment users. The weighted average initial transaction term was 38 months.

      The Partnership commenced operations on January 19, 1996, therefore a comparison of results of operations and liquidity and capital resources to prior periods is not possible.

Results of Operations for the Three Months Ended March 31, 1996

      Net income for the three months ended March 31, 1996 was $6,859. The net income per weighted average limited partnership unit was $.15 for 1996.

Liquidity and Capital Resources

      The Partnerships primary sources of funds for the three months ended March 31, 1996 were capital contributions, net of offering expenses, of $7,740,504 from limited partners and cash provided by operations of $154,937. These funds were used to make payments on borrowings, to fund cash distributions and to purchase equipment. The Partnership intends to continue to purchase equipment and to fund cash distributions utilizing funds from capital contributions and cash provided by operations.

      Cash distributions to the limited partners for the three months ended March 31, 1996, which were paid monthly, totaled
$48,957, of which $6,790 was investment income and $42,167 was a return of capital. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1996 was $1.09, of which $.15 was investment income and $.94 was a return of capital.


                    ICON Cash Flow Partners L.P. Seven
                       (A Delaware Limited Partnership)

                                March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

      As of March 31, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners L.P. Seven
                       (A Delaware Limited Partnership)

                                Balance Sheets

                                  (unaudited)

                                                   March 31,    December 31,
                                                     1996          1995
       Assets

Cash                                             $  6,765,750   $      2,000
Cash in escrow                                         -           1,348,143
                                                    6,765,750      1,350,143

Investment in finance leases
  Minimum rents receivable                          4,342,150        -
  Estimated unguaranteed residual values              605,943        -
  Initial direct costs                                127,172        -
  Unearned income                                    (627,191)       -

                                                    4,448,074        -

Investment in financings
  Receivables due in installments                     323,594        -
  Initial direct costs                                  7,403        -
  Unearned income                                     (75,224)       -

                                                      255,773        -

Other assets                                          163,295        -

Total assets                                     $ 11,632,892   $  1,350,143

       Liabilities and Partners' Equity

Notes payable - non-recourse                     $  3,630,043   $    -
Accounts payable to General Partner
  and affiliates, net                                 250,994        -
Accounts payable - other                               52,943        -
Subscriptions pending admission                        -           1,348,143
                                                    3,933,980      1,348,143

Commitments and Contingencies

Partners' equity (deficiency)
  General Partner                                         575          1,000
  Limited partners (89,485.60 and 0 units
    outstanding, $100 per unit original
    issue price in 1996 and 1995, respectively)     7,698,337          1,000

    Total partners' equity                          7,698,912          2,000

Total liabilities and partners' equity           $ 11,632,892   $  1,350,143




See accompanying notes to financial statements.

                    ICON Cash Flow Partners L.P. Seven
                       (A Delaware Limited Partnership)

                            Statement of Operations

                     For the Three Months Ended March 31,

                                  (unaudited)

                                                        1996
Revenues

  Finance income                                     $   49,350
  Interest income and other                              25,785

  Total revenues                                         75,135

Expenses

  Interest                                               34,897
  Management fees - General Partner                      13,436
  Amortization of initial direct costs                    9,237
  Administrative expense
    reimbursements - General Partner                      5,898
  General and administrative                              4,808

  Total expenses                                         68,276

Net income                                           $    6,859

Net income allocable to:
  Limited partners                                   $    6,790
  General Partner                                            69

                                                     $    6,859

Weighted average number of limited
  partnership units outstanding                          44,819

Net income per weighted average
  limited partnership unit                           $      .15











See accompanying notes to financial statements.

                      ICON Cash Flow Partners L. P. Seven
                       (A Delaware Limited Partnership)

                   Statement of Changes in Partners' Equity

                   For the Three Months Ended March 31, 1996
                 and the Period from May 23, 1995 (date of inception)
                           to December 31, 1995

                                (unaudited)

                      Limited Partner
                      Distributions

                   Return of                Investment             Limited
General
                    Capital                   Income    Partners   Partner
Total
                   (Per weighted average unit)

Initial partners
  capital contribution
  - May 23, 1995                          $     1,000  $  1,000  $     2,000

Balance at
  December 31, 1995                                    1,000     1,000
2,000

Refund of initial
  limited partners
  capital contribution                                 (1,000)       -
(1,000)

Proceeds from issuance
  of limited partnership
  units (89,485.60 units)                              8,948,560           -
                   8,948,560

Sales and
  offering expenses                                    (1,208,056)         -
                  (1,208,056)

Cash distributions
  to partners          $ .94   $ .15          (48,957)           (494)
(49,151)

Net income                                      6,790        69        6,859

Balance at
  March 31, 1996                          $ 7,698,337  $    575  $ 7,698,912










See accompanying notes to financial statements.

                      ICON Cash Flow Partners L. P. Seven
                       (A Delaware Limited Partnership)

 .                           Statement of Cash Flows

                     For the Three Months Ended March 31,

                                                       1996
Cash flows from operating activities:
 Net income                                       $      6,859
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Finance income portion of
   receivables paid directly
     to lenders by lessees                             (44,661)
   Amortization of initial direct costs                  9,238
   Interest expense on non-recourse
     financing paid directly by lessees                 34,897
   Collection of principal
     - non-financed receivables                          9,966
   Change in operating assets and liabilities:
      Accounts payable to General Partner
        and affiliates, net                            250,994
      Accounts payable - other                          52,943
      Other assets                                    (163,295)
      Other, net                                        (1,384)

        Total adjustments                              148,698

     Net cash provided by operating activities                  154,937

Cash flows from investing activities:
 Initial direct costs                                 (143,870)
 Equipment and receivables purchased                  (937,990)

      Net cash used in investing activities                     (1,081,860)

Cash flows from financing activities:
 Issuance of limited partnership units,
   net of offering expenses                          7,740,504
 Refund of initial limited partners
   capital contribution                                 (1,000)
 Cash distributions to partners                        (49,451)

      Net cash provided by financing activities                 7,690,053

Net increase in cash                                 6,763,750

Cash at beginning of period                              2,000

Cash at end of period                             $  6,765,750


See accompanying notes to financial statements.

                   ICON Cash Flow Partners L. P. Seven
                       (A Delaware Limited Partnership)

 .              Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

   For the three months ended March 31, 1996 and 1995, non-cash activities included the following:

                                                      1996        1995

Fair value of equipment and receivables
 purchased for debt and payables                  $ (3,856,235)      $    -
Non-recourse notes payable assumed in
 purchase price                                      3,856,235       -

Principal and interest on direct
 finance receivables paid directly
 to lenders by lessees                                 261,089       -
Principal and interest on non-recourse
 financing paid directly to lenders
 by lessees                                           (261,089)           -

                                                  $      -      $    -

   Interest expense for the three months ended March 31, 1996 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $34,897.

                      ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                         Notes to Financial Statements

                                March 31, 1996

                                 (unaudited)
1. Organization

   ICON Cash Flow Partners L.P. Seven (the "Partnership") was formed on May 23, 1995 as a Delaware limited partnership with an initial capitalization of $2,000. The Partnership is offering limited partnership units on a "best efforts" basis to the general public with the intention of raising capital of between $1,200,000 and $100,000,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. As of December 31, 1995, subscriptions had been received for 13,481.43 units at $100 per unit, or $1,348,143. The Partnership commenced business operations on its initial closing date, January 19, 1996, with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795.17 of capital contributions.
Through March 31, 1996 76,004.17 additional units were subscribed to, bringing the total units and capital subscriptions to 89,485.60 and $8,948,560 respectively, at that date.

   The General Partner of the Partnership is ICON Capital Corp.
(the "General Partner"), a Connecticut corporation.  The General
Partner will manage and control the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

   ICON Securities Corp., an affiliate of the General Partner, will receive an underwriting commission on the gross proceeds from sales of all units. The total underwriting compensation to be paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities will be limited to 13 1/2% of the gross proceeds received from the sale of the units.

   Profits, losses, cash distributions and disposition proceeds will be allocated 99% to the limited partners and 1% to the General
Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return, compounded daily, on its outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

2. Significant Accounting Policies

   Basis of Accounting and Presentation - The Partnerships records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   ICON Cash Flow Partners L.P. Seven
                     (A Delaware Limited Partnership)

                   Notes to Financial Statements (continued)

   Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables, net of allowance for doubtful accounts, are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms. The Partnership's leases have terms ranging from two to four years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investment along with investment income.

   Investment in Financings - Investment in financings represent the gross receivables due from the financing of equipment plus the initial direct costs related thereto less the related unearned income. The unearned income is recognized as finance income and the initial direct costs are amortized over the terms of the receivables using the interest method. Financing transactions are supported by a written promissory note evidencing the obligation of the user to repay the principal, together with interest, which will be sufficient to return the Partnership's full cost associated with such financing transaction, together with some investment income. Furthermore, the repayment obligation is collateralized by a security interest in the tangible or intangible personal property.

   Disclosures About Fair Value of Financial Instruments - Statement of
Financial Accounting Standards No. 107 (SFAS No. 107"), Disclosures about Fair
Value of Financial Instruments requires disclosures about the fair value of financial instruments. The fair value of certain debt obligations as of March
31, 1996 approximates that which is recorded in these financial statements. Fair value information with respect to the Companys assets and certain non-recourse notes payable is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements, (ii) the carrying value of financial assets other than lease related investments approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate on a lease by lease basis.

                     ICON Cash Flow Partners L.P. Seven
                      (A Delaware Limited Partnership)

                   Notes to Financial Statements (continued)

   Impairment of Estimated Residual Values - The Partnership's policy is to review the carrying value of its residuals on a quarterly basis and write down a residual if it has been determined to be impaired. Impairment generally occurs for one of two reasons: (1) when the recoverable value of the underlying equipment falls below the Partnership's carrying value or (2) when the primary security holder has foreclosed on the underlying equipment in order to satisfy the remaining lease obligation and the amount of proceeds received by the primary security holder in excess of such obligation is not sufficient to recover the Partnership's residual position. Generally in such cases, the residuals would relate to equipment for which non-recourse notes payable were outstanding. In these cases the lessees pay their rents directly to the third party lender and the Partnership would not realize any cash flow until the lessees have satisfied the initial note obligations and the equipment is remarketed.

   Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership.

3. Related Party Transactions

   Fees and other expenses paid or accrued by the Partnership to the General
Partner or its affiliates for the three months ended March 31, 1996 were as follows:

                                  1996

Underwriting commissions      $  894,856        Charged to Equity
Organization and offering        313,200        Charged to Equity
Acquisition fees                 143,870        Capitalized
Management fees                   13,436        Charged to operations
Administrative expense
 reimbursements                    5,898        Charged to operations

Total                         $1,371,260


                   ICON Cash Flow Partners L. P. Seven
                       (A Delaware Limited Partnership)


                                    PART II


Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Reports and Amendments

The Partnership did not file any Reports or Amendments for the three months ende d
March 31, 1996

                      ICON Cash Flow Partners L. P. Seven
                       (A Delaware Limited Partnership)



                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ICON Cash Flow Partners L. P. Seven
                                    File No. 33-94458 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




May 15, 1996                        Charles Duggan
   Date                             Charles Duggan
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal financial and account officer of the General Partner of the Registrant)