Form 10-Q/A
period 1996-03-31
ICON CASH FLOW PARTNERS LP SEVEN
filed 1996-07-03
CIK 947986

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-Q/A



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                       March 31, 1996
                     ----------------------------------------------------------

[  ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

For the transition period from __________________ to _____________________

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


                        PART I - FINANCIAL INFORMATION

      The following statements of ICON Cash Flow Partners L.P. Seven (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 1995 Annual Report on Form 10-K.

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

      The Partnership's portfolio consisted of a net investment in finance leases and financings representing 95% and 5% of total investments at March 31, 1996.

      For the three months ended March 31, 1996, the Partnership leased or financed equipment with an initial cost of $4,894,156 to 9 lessees or equipment users. The weighted average initial transaction term was 38 months.

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

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the three months ended March 31, 1996 were capital contributions, net of offering expenses, of $7,740,504 from limited partners and cash provided by operations of $154,937. These funds were used to make payments on borrowings, to fund cash distributions and to purchase equipment. The Partnership intends to continue to purchase equipment and to fund cash distributions utilizing funds from capital contributions and cash provided by operations.

      Cash distributions to the limited partners for the three months ended March 31, 1996, which were paid monthly, totaled $48,957, of which $6,790 was investment income and $42,167 was a return of capital. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1996 was $1.09, of which $.15 was investment income and $.94 was a return of capital.

                      ICON Cash Flow Partners L.P. Seven
                       (A Delaware Limited Partnership)

                                March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

      As of March 31, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                      ICON Cash Flow Partners L.P. Seven
                       (A Delaware Limited Partnership)

                                Balance Sheets

                                  (unaudited)

                                                    March 31,      December 31,
                                                      1996            1995
       Assets

Cash                                              $  6,765,750   $        2,000
Cash in escrow                                          -             1,348,143
                                                  ------------   --------------
                                                     6,765,750        1,350,143

Investment in finance leases
  Minimum rents receivable                           4,469,238        -
  Estimated unguaranteed residual values               605,943        -
  Initial direct costs                                 130,127        -
  Unearned income                                     (655,789)       -
                                                  ------------   --------------

                                                    4,549,,519        -

Investment in financings
  Receivables due in installments                      323,594        -
  Initial direct costs                                   7,403        -
  Unearned income                                      (75,224)       -
                                                  ------------   --------------

                                                       255,773        -

Other assets                                           163,295        -
                                                  ------------   --------------

Total assets                                      $ 11,734,337   $    1,350,143
                                                  ============   ==============

       Liabilities and Partners' Equity

Notes payable - non-recourse                      $  3,630,043   $    -
Accounts payable to General Partner
  and affiliates, net                                  253,949        -
Accounts payable - other                               151,433        -
Subscriptions pending admission                         -             1,348,143
                                                  ------------   --------------
                                                     3,933,980        1,348,143

Commitments and Contingencies

Partners' equity (deficiency)
  General Partner                                          575          1,000
  Limited partners (89,485.60 and 0 units
    outstanding, $100 per unit original
    issue price in 1996 and 1995, respectively)      7,698,337          1,000
                                                  ------------   ------------

    Total partners' equity                           7,698,912          2,000
                                                  ------------   ------------

Total liabilities and partners' equity            $ 11,734,337   $    1,350,143
                                                  ============   ==============




See accompanying notes to financial statements.

                      ICON Cash Flow Partners L.P. Seven
                       (A Delaware Limited Partnership)

                            Statement of Operations

                     For the Three Months Ended March 31,

                                  (unaudited)

                                                         1996
Revenues

  Finance income                                      $   49,350
  Interest income and other                               25,785
                                                      ----------

  Total revenues                                          75,135

Expenses

  Interest                                                34,897
  Management fees - General Partner                       13,436
  Amortization of initial direct costs                     9,237
  Administrative expense
    reimbursements - General Partner                       5,898
  General and administrative                               4,808

  Total expenses                                          68,276

Net income                                            $    6,859
                                                      ==========

Net income allocable to:
  Limited partners                                    $    6,790
  General Partner                                             69
                                                      ----------

                                                      $    6,859

Weighted average number of limited
  partnership units outstanding                           44,819

Net income per weighted average
  limited partnership unit                            $      .15
                                                      ==========











See accompanying notes to financial statements.

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

          For the Three Months Ended March 31, 1996 and the Period from
                        May 23, 1995 (date of inception)
                              to December 31, 1995

                                  (unaudited)

                      Limited Partner
                       Distributions

                   Return of  Investment    Limited     General
                    Capital     Income      Partners    Partner       Total
                      (Per weighted
                       average unit)

Initial partners'
   capital contribution
   - May 23, 1995                         $      1,000  $ 1,000   $     2,000
                                          ------------  -------   -----------

Balance at
   December 31, 1995                             1,000    1,000         2,000

Refund of initial
   limited partners'
   capital contribution                         (1,000)     -          (1,000)

Proceeds from issuance
   of limited partnership
   units (89,485.60 units)                   8,948,560      -       8,948,560

Sales and
   offering expenses                        (1,208,056)     -      (1,208,056)

Cash distributions
   to partners          $ .94   $ .15          (48,957)    (494)      (49,151)

Net income                                       6,790       69         6,859
                                          ------------  -------   -----------

Balance at
   March 31, 1996                         $  7,698,337  $   575   $ 7,698,912
                                          ============  =======   ===========










See accompanying notes to financial statements.

                      ICON Cash Flow Partners L. P. Seven
                       (A Delaware Limited Partnership)

 .                           Statement of Cash Flows

                     For the Three Months Ended March 31,

                                                        1996
Cash flows from operating activities:
  Net income                                       $      6,859
                                                   ------------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Finance income portion of
    receivables paid directly
      to lenders by lessees                             (44,661)
    Amortization of initial direct costs                  9,238
    Interest expense on non-recourse
      financing paid directly by lessees                 34,897
    Collection of principal
      - non-financed receivables                          9,966
    Change in operating assets and liabilities:
      Accounts payable to General Partner
        and affiliates, net                             253,949
      Accounts payable - other                          151,433
      Other assets                                     (163,295)
      Other, net                                         (1,384)
                                                   ------------

        Total adjustments                               250,085

      Net cash provided by operating activities         256,944
                                                      ---------

Cash flows from investing activities:
  Equipment and receivables purchased                (1,036,480)
  Initial direct costs                                 (146,767)

      Net cash used in investing activities          (1,183,247)
                                                   ------------

Cash flows from financing activities:
  Issuance of limited partnership units,
    net of offering expenses                          7,740,504
  Refund of initial limited partners'
    capital contribution                                 (1,000)
  Cash distributions to partners                        (49,451)

      Net cash provided by financing activities       7,690,053
                                                    -----------

Net increase in cash                                  6,763,750

Cash at beginning of period                               2,000

Cash at end of period                              $  6,765,750
                                                   ============


See accompanying notes to financial statements.

                      ICON Cash Flow Partners L. P. Seven
                       (A Delaware Limited Partnership)

 .              Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

    For the three months ended March 31, 1996 and 1995, non-cash activities included the following:

                                                       1996        1995

Fair value of equipment and receivables
  purchased for debt and payables                  $ (3,856,235) $    -
Non-recourse notes payable assumed in
  purchase price                                      3,856,235       -

Principal and interest on direct
  finance receivables paid directly
  to lenders by lessees                                 261,089       -
Principal and interest on non-recourse
  financing paid directly to lenders
  by lessees                                           (261,089)      -
                                                   ------------  -----------

                                                   $      -      $    -
                                                   ============  ===========

    Interest expense for the three months ended March 31, 1996 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $34,897.

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

2.  Significant Accounting Policies

    Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      ICON Cash Flow Partners L.P. Seven
                       (A Delaware Limited Partnership)

                   Notes to Financial Statements (continued)

    Leases - The Partnership accounts for owned equipment leased to third parties as finance leases. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. The Partnership's leases have terms ranging from two to five years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investment along with investment income.

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

    Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. The fair value of receivables and non-recourse notes payable approximates the carrying value at March 31, 1996. SFAS No. 107 does not require disclosures about the fair value of lease arrangements.

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

3.  Related Party Transactions

    Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 1996 were as follows:

                                  1996

Underwriting commissions   $    179,419        Charged to Equity
Organization and offering       313,200        Charged to Equity
Acquisition fees                146,761        Capitalized
Management fees                  13,436        Charged to operations
Administrative expense
 reimbursements                   5,898        Charged to operations

Total                      $    658,720
                           ============

                      ICON Cash Flow Partners L. P. Seven
                       (A Delaware Limited Partnership)


                                    PART II


Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Reports and Amendments

The Partnership did not file any Reports or Amendments for the three months ended March 31, 1996

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

                                    ICON Cash Flow Partners L. P. Seven
                                    File No. 33-94458 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




July 3, 1996                        Charles Duggan
    Date                            ----------------------------------------
                                    Charles Duggan
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal financial and account officer of the General Partner of the Registrant)