Form 10-Q
period 1996-06-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 1996-08-14
CIK 947986

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended              June 30, 1996
                     ------------------------------------------

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from ______________________ to ______________________

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

                                 June 30, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

      ICON Cash Flow Partners L.P. Seven (the "Partnership") was formed on May 23, 1995 as a Delaware limited partnership with an initial capitalization of $2,000. The Partnership is offering limited partnership units on a "best efforts" basis to the general public with the intention of raising capital of between $1,200,000 and $100,000,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. As of December 31, 1995, subscriptions had been received for 13,481.43 units at $100 per unit, or $1,348,143. The Partnership commenced business operations on its initial closing date, January 19, 1996, with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795.17 of capital contributions. Through June 30, 1996, 136,133.60 additional units were subscribed to, bringing the total units and capital subscriptions to 162,501.55 and $16,250,155, respectively, at that date.

      The Partnership's portfolio consisted of a net investment in finance leases and financings representing 77% and 23% of total investments at June 30, 1996.

      For the six months ended June 30, 1996, the Partnership leased or financed equipment with an initial cost of $10,856,638 to 75 lessees or equipment users. The weighted average initial transaction term was 36 months.

      The Partnership commenced operations on January 19, 1996, therefore a comparison of results of operations and liquidity and capital resources to prior periods is not possible.

Results of Operations for the Six Months Ended June 30, 1996

      Net income for the six months ended June 30, 1996 was $69,296. The net income per weighted average limited partnership unit was $.82 for 1996.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the six months ended June 30, 1996 were capital contributions, net of offering expenses, of $14,056,383 from limited partners and cash provided by operations of $368,123. These funds were used to fund cash distributions and to purchase equipment. The Partnership intends to continue to purchase equipment and to fund cash distributions utilizing funds from capital contributions and cash provided by operations.

      Cash distributions to the limited partners for the six months ended June 30, 1996, which were paid monthly, totaled $307,857, of which $68,603 was investment income and $239,254 was a return of capital. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1996 was $3.67, of which $.82 was investment income and $2.85 was a return of capital.

                      ICON Cash Flow Partners L.P. Seven
                       (A Delaware Limited Partnership)

                                 June 30, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

      As of June 30, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

New Accounting Pronouncement
In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996. The new standard is similar to the Partnership's existing accounting policies relating to the impairment of estimated residual values. As a result, adoption of SFAS No. 121 in the first quarter of 1996 had no impact on the Partnership's financial statements.

                      ICON Cash Flow Partners L.P. Seven
                       (A Delaware Limited Partnership)

                                Balance Sheets

                                  (unaudited)

                                                    June 30,        December 31,
                                                      1996              1995
       Assets

Cash                                              $ 12,123,457   $      2,000
Cash in escrow                                          -             1,348,143
                                                  ------------   --------------
                                                    12,123,457        1,350,143

Investment in finance leases
  Minimum rents receivable                           7,827,125        -
  Estimated unguaranteed residual values             1,324,408        -
  Initial direct costs                                 215,943        -
  Unearned income                                   (1,376,465)       -
                                                  ------------   --------------

                                                     7,991,011        -

Investment in financings
  Receivables due in installments                    2,934,258        -
  Initial direct costs                                  69,778        -
  Unearned income                                     (574,475)       -
                                                  ------------   --------------

                                                     2,429,561        -

Other assets                                            98,560        -
                                                  ------------   --------------

Total assets                                      $ 22,642,589   $    1,350,143
                                                  ============   ==============

       Liabilities and Partners' Equity

Notes payable - non-recourse                      $  6,223,280   $    -
Accounts payable to General Partner
  and affiliates, net                                  239,569        -
Accounts payable - equipment                         2,253,763        -
Accounts payable - other                               108,082        -
Security deposits and deferred credits                   2,183        -
Subscriptions pending admission                          -            1,348,143
                                                  ------------   --------------
                                                     8,826,877        1,348,143

Commitments and Contingencies

Partners' equity (deficiency)
  General Partner                                       (1,417)           1,000
  Limited partners (162,501.55 and 0 units
    outstanding, $100 per unit original
    issue price in 1996 and 1995, respectively)     13,817,129            1,000
                                                 -------------   --------------

    Total partners' equity                          13,815,712            2,000
                                                  ------------   --------------

Total liabilities and partners' equity            $ 22,642,589   $    1,350,143
                                                  ============   ==============




See accompanying notes to financial statements.

                      ICON Cash Flow Partners L.P. Seven
                       (A Delaware Limited Partnership)

                            Statement of Operations

                                  (unaudited)

                                                  For the Three   For the Six
                                                  Months Ended   Months Ended
                                                  June 30, 1996 June 30, 1996

Revenues

  Finance income                                   $   143,282   $  192,632
  Interest income and other                            106,035      131,820
                                                   -----------   ----------

  Total revenues                                       249,317      324,452
                                                   -----------   ----------

Expenses

  Interest                                              93,788      128,685
  Management fees - General Partner                     31,095       44,531
  Amortization of initial direct costs                  30,743       39,980
  General and administrative                            16,982       21,790
  Administrative expense
    reimbursements - General Partner                    14,272       20,170
                                                   -----------   ----------

  Total expenses                                       186,880      255,156
                                                   -----------   ----------

Net income                                         $    62,437   $   69,296
                                                   ===========   ==========

Net income allocable to:
  Limited partners                                 $    61,813   $   68,603
  General Partner                                          624          693
                                                   -----------   ----------

                                                   $    62,437   $   69,296
                                                   ===========   ==========

Weighted average number of limited
  partnership units outstanding                         83,994       83,994
                                                   ===========   ==========

Net income per weighted average
  limited partnership unit                         $       .74   $      .82
                                                   ===========   ==========











See accompanying notes to financial statements.

                      ICON Cash Flow Partners L. P. Seven
                       (A Delaware Limited Partnership)

                   Statement of Changes in Partners' Equity

           For the Six Months Ended June 30, 1996 and the Period from
                        May 23, 1995 (date of inception)
                              to December 31, 1995

                                   (unaudited)

                      Limited Partner
                       Distributions

                    Return of Investment     Limited    General
                     Capital    Income       Partners   Partner      Total
                      (Per weighted
                       average unit)

Initial partners'
   capital contribution
   - May 23, 1995                         $      1,000  $ 1,000   $     2,000
                                          ------------  -------   -----------

Balance at
   December 31, 1995                             1,000    1,000         2,000

Refund of initial
   limited partners'
   capital contribution                         (1,000)     -          (1,000)

Proceeds from issuance
   of limited partnership
   units (162,501.55 units)                 16,250,155      -      16,250,155

Sales and
   offering expenses                        (2,193,772)     -      (2,193,772)

Cash distributions
   to partners          $2.85   $ .82         (307,857)  (3,110)     (310,967)

Net income                                      68,603      693        69,296
                                          ------------  -------   -----------

Balance at
   June 30, 1996                          $ 13,817,129  $(1,417)  $13,815,712
                                          ============  =======   ===========










See accompanying notes to financial statements.

                      ICON Cash Flow Partners L. P. Seven
                       (A Delaware Limited Partnership)

 .                           Statement of Cash Flows

                       For the Six Months Ended June 30,

                                 (unaudited)

                                                        1996
Cash flows from operating activities:
  Net income                                       $     69,296
                                                   ------------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Finance income portion of
    receivables paid directly
      to lenders by lessees                            (159,364)
    Amortization of initial direct costs                 39,980
    Interest expense on non-recourse
      financing paid directly by lessees                127,955
    Collection of principal
      - non-financed receivables                         52,972
    Change in operating assets and liabilities:
      Accounts payable to General Partner
        and affiliates, net                             239,569
      Accounts payable - other                          108,082
      Security deposits and deferred credits              2,183
      Other assets                                      (98,560)
      Other, net                                        (13,990)
                                                   ------------

        Total adjustments                               298,827

      Net cash provided by operating activities         368,123
                                                      ---------

Cash flows from investing activities:
  Equipment and receivables purchased                (1,665,324)
  Initial direct costs                                 (325,758)

      Net cash used in investing activities          (1,991,082)
                                                   ------------

Cash flows from financing activities:
  Issuance of limited partnership units,
    net of offering expenses                         14,056,383
  Refund of initial limited partners'
    capital contribution                                 (1,000)
  Cash distributions to partners                       (310,967)

      Net cash provided by financing activities      13,744,416
                                                   ------------

Net increase in cash                                 12,121,457

Cash at beginning of period                               2,000

Cash at end of period                              $ 12,123,457
                                                   ============



See accompanying notes to financial statements.

                      ICON Cash Flow Partners L. P. Seven
                       (A Delaware Limited Partnership)

 .              Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

    For the three months ended June 30, 1996 and 1995, non-cash activities included the following:

                                                       1996        1995

Fair value of equipment and receivables
  purchased for debt and payables                  $ (9,176,980) $    -
Non-recourse notes payable assumed in
  purchase price                                      6,923,217       -
Accounts payable - equipment                          2,253,763       -

Principal and interest on direct
  finance receivables paid directly
  to lenders by lessees                                 827,892       -
Principal and interest on non-recourse
  financing paid directly to lenders
  by lessees                                           (827,892)      -
                                                   ------------  -----------

                                                   $      -      $    -
                                                   ============  ===========

    Interest expense of $128,685 for the six months ended June 30, 1996 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $127,955 and other interest of $730.

                      ICON Cash Flow Partners L.P. Seven
                       (A Delaware Limited Partnership)

                         Notes to Financial Statements

                                 June 30, 1996

                                 (unaudited)

1.  Organization

    ICON Cash Flow Partners L.P. Seven (the "Partnership") was formed on May 23, 1995 as a Delaware limited partnership with an initial capitalization of $2,000. The Partnership is offering limited partnership units on a "best efforts" basis to the general public with the intention of raising capital of between
$1,200,000 and $100,000,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. As of December 31, 1995, subscriptions had been received for 13,481.43 units at $100 per unit, or $1,348,143. The Partnership commenced business operations on its initial closing date, January 19, 1996, with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795.17 of capital contributions. Through June 30, 1996 136,133.60 additional units were subscribed to, bringing the total units and capital subscriptions to 162,501.55 and $16,250,155 respectively, at that date.

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

2.  New Accounting Pronouncement

    In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996.

                      ICON Cash Flow Partners L.P. Seven
                       (A Delaware Limited Partnership)

                   Notes to Financial Statements (continued)

    The Partnership's existing policy with respect to impairment of estimated residual values is to review, on a quarterly basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

    The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from release or resale of the equipment. Generally, quoted market prices are used as the basis for measuring whether an impairment loss should be recognized.

    As a result, the Partnership's policy with respect to measurement and recognition of an impairment loss associated with estimated residual values is consistent with the requirements of SFAS No. 121 and, therefore, the Partnership's adoption of this Statement in the first quarter of 1996 had no material effect on the financial statements.

3.  Significant Accounting Policies

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

    Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. The fair value of receivables and non-recourse notes payable approximates the carrying value at June 30, 1996. SFAS No. 107 does not require disclosures about the fair value of lease arrangements.


    Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership.

4.  Related Party Transactions

    Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 1996 were as follows:

                                  1996

Underwriting commissions     $  325,003        Charged to Equity
Organization and offering       568,755        Charged to Equity
Acquisition fees                325,758        Capitalized
Management fees                  44,531        Charged to operations
Administrative expense
 reimbursements                  20,170        Charged to operations

Total                        $1,284,217
                             ==========

                      ICON Cash Flow Partners L. P. Seven
                       (A Delaware Limited Partnership)


                                    PART II


Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Reports and Amendments

The Partnership did not file any Reports or Amendments for the six months ended June 30, 1996

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

                                    ICON Cash Flow Partners L. P. Seven
                                    File No. 33-94458 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




August 13, 1996                     Charles Duggan
    Date                            -------------------------------------------
                                    Charles Duggan
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal financial and account officer of the General Partner of the Registrant)