Form 10-Q
period 1996-09-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 1996-11-14
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                  September 30, 1996
                     --------------------------------------------------------

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from                      to
                               --------------------    ----------------------

Commission File Number                         33-94458
                        -----------------------------------------------------

                       ICON Cash Flow Partners L.P. Seven
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                             13-3835387
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification Number)


              600 Mamaroneck Avenue, Harrison, New York 10528-1632
--------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip code)


                                 (914) 698-0600
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          [ x] Yes     [  ] No

PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                   (unaudited)

                                                             September 30,      December 31,
                                                                1996               1995
       Assets

Cash                                                        $    3,313,316    $        2,000
Cash in escrow                                                    -                 1,348,143
                                                            --------------    ---------------
                                                                 3,313,316          1,350,143
                                                            --------------    ---------------

Investment in finance leases
   Minimum rents receivable                                      6,931,381          -
   Estimated unguaranteed residual values                        1,582,873          -
   Initial direct costs                                            190,593          -
   Unearned income                                              (1,179,783)         -
                                                            --------------    ---------------

                                                                 7,525,064          -
                                                            --------------    ---------------

Investment in financings
   Receivables due in installments                               7,748,665          -
   Initial direct costs                                            181,458          -
   Unearned income                                              (1,541,299)         -
                                                            --------------    ---------------

                                                                 6,388,824          -
                                                            --------------    ---------------

Net investment in leveraged leases                               7,229,208          -

Other assets                                                        68,901          -
                                                            --------------    ---------------

Total assets                                                $   24,525,313    $     1,350,143
                                                            ==============    ===============

       Liabilities and Partners' Equity

Notes payable - non-recourse                                $    6,355,383    $     -
Accounts payable - equipment                                        11,564          -
Accounts payable - other                                           210,679          -
Security deposits and deferred credits                               2,184          -
Subscriptions pending admission                                    -                1,348,143
                                                            --------------    ---------------
                                                                 6,579,810          1,348,143
                                                            --------------    ---------------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                  (4,697)            1,000
   Limited partners (214,927.52 and 0 units
     outstanding, $100 per unit original
     issue price in 1996 and 1995, respectively)                17,950,200             1,000
                                                            --------------    --------------

     Total partners' equity                                     17,945,503             2,000
                                                            --------------    --------------

Total liabilities and partners' equity                      $   24,525,313    $     1,350,143
                                                            ==============    ===============


See accompanying notes to financial statements.





                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                             Statement of Operations

                                   (unaudited)

                                                         For the Three        For the Nine
                                                          Months Ended        Months Ended
                                                       September 30, 1996  September 30, 1996

Revenues

   Finance income                                        $     191,233        $    383,865
   Interest income and other                                   105,246             237,066
                                                         -------------        ------------

   Total revenues                                              296,479             620,931
                                                         -------------        ------------

Expenses

   Interest                                                     77,675             206,360
   Management fees - General Partner                            31,763              76,294
   Amortization of initial direct costs                         34,195              74,175
   Administrative expense
     reimbursements - General Partner                           16,975              37,145
   General and administrative                                    9,581              31,371
                                                         -------------        ------------

   Total expenses                                              170,189             425,345
                                                         -------------        ------------

Net income                                               $     126,290        $    195,586
                                                         =============        ============

Net income allocable to:
   Limited partners                                      $     125,027        $    193,630
   General Partner                                               1,263               1,956
                                                         -------------        ------------

                                                         $     126,290        $    195,586
                                                         =============        ============

Weighted average number of limited
   partnership units outstanding                               118,537             118,537
                                                         =============        ============

Net income per weighted average
   limited partnership unit                              $        1.05        $       1.65
                                                         =============        ============











See accompanying notes to financial statements.





                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Statement of Changes in Partners' Equity

              For the Nine Months Ended September 30, 1996 and the
                  Period from May 23, 1995 (date of inception)
                              to December 31, 1995

                                   (unaudited)

                          Limited Partner
                           Distributions

                        Return of   Investment        Limited      General
                         Capital      Income         Partners      Partner         Total
                           (Per weighted
                            average unit)

Initial partners'
   capital contribution
   - May 23, 1995                                  $       1,000   $   1,000   $       2,000
                                                   -------------   ---------   -------------

Balance at
   December 31, 1995                                       1,000       1,000           2,000

Refund of initial
   limited partners'
   capital contribution                                   (1,000)       -             (1,000)

Proceeds from issuance
   of limited partnership
   units (214,927.52 units)                           21,492,752       -          21,492,752

Sales and
   offering expenses                                  (2,901,523)      -          (2,901,523)

Cash distributions
   to partners              $  5.41   $  1.63           (834,659)     (7,653)       (842,312)

Net income                                               193,630       1,956         195,586
                                                   -------------   ---------   -------------

Balance at
   September 30, 1996                             $   17,950,200   $  (4,697)  $  17,945,503
                                                  ==============   =========   =============










See accompanying notes to financial statements.





                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                           . Statement of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                        1996
Cash flows from operating activities:
  Net income                                                       $      195,586
                                                                   --------------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Finance income portion of
     receivables paid directly
       to lenders by lessees                                             (254,839)
     Amortization of initial direct costs                                  74,175
     Interest expense on non-recourse
       financing paid directly by lessees                                 202,765
     Collection of principal
       - non-financed receivables                                         245,605
     Change in operating assets and liabilities:
        Accounts payable - other                                          210,679
        Security deposits and deferred credits                              2,184
        Other assets                                                      (68,901)
        Other, net                                                        (34,121)
                                                                   --------------

          Total adjustments                                               377,547

       Net cash provided by operating activities                          573,133
                                                                   --------------

Cash flows from investing activities:
  Equipment and receivables purchased                                 (13,334,301)
  Initial direct costs                                                 (1,675,433)

        Net cash used in investing activities                         (15,009,734)
                                                                   --------------

Cash flows from financing activities:
  Issuance of limited partnership units,
    net of offering expenses                                           18,591,229
  Refund of initial limited partners'
    capital contribution                                                   (1,000)
  Cash distributions to partners                                         (842,312)

        Net cash provided by financing activities                      17,747,917
                                                                   --------------

Net increase in cash                                                    3,311,316

Cash at beginning of period                                                 2,000

Cash at end of period                                              $    3,313,316
                                                                   ==============



See accompanying notes to financial statements.





                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

              . Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

     For the three months ended September 30, 1996 and 1995, non-cash activities included the following:

                                                                    1996            1995
                                                                    ----            ----

Fair value of equipment and receivables
  purchased for debt and payables                             $   (42,477,028)   $    -
Non-recourse notes payable assumed in
  purchase price                                                   42,465,464         -
Accounts payable - equipment                                           11,564         -

Principal and interest on direct
  finance receivables paid directly
  to lenders by lessees                                             1,339,261         -
Principal and interest on non-recourse
  financing paid directly to lenders
  by lessees                                                       (1,339,261)        -
                                                              ---------------    ----------

                                                              $      -           $    -
                                                              ===============    ==========

     Interest expense of $206,360 for the nine months ended September 30, 1996 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $202,765 and other interest of $3,595.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1996

                                   (unaudited)

1.   Organization

     ICON Cash Flow Partners L.P. Seven (the "Partnership") was formed on May 23, 1995 as a Delaware limited partnership with an initial capitalization of $2,000. The Partnership is offering limited partnership units on a "best efforts" basis to the general public with the intention of raising capital of between $1,200,000 and $100,000,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. As of December 31, 1995, subscriptions had been received for 13,481.43 units at $100 per unit, or $1,348,143. The Partnership commenced business operations on its initial closing date, January 19, 1996, with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795.17 of capital contributions. Through September 30, 1996 188,559.57 additional units were subscribed to, bringing the total units and capital subscriptions to 214,927.52 and $21,492,752 respectively, at that date.

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

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. The Partnership's net investment in a leveraged lease consists of minimum lease payments receivable, the estimated unguaranteed residual value and the initial direct costs related to the lease, net of the unearned income and principal and interest on the

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)

related non-recourse debt. Unearned income is recognized from the leveraged lease over the life of the lease at a constant rate of return on the positive net investment. The Partnership's leases have terms ranging from two to seven years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investment along with investment income.

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

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. The fair value of receivables and non-recourse notes payable approximates the carrying value at September 30, 1996. SFAS No. 107 does not require disclosures about the fair value of lease arrangements.


     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)

4.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 1996 were as follows:

                                    1996

Underwriting commissions         $  429,855     Charged to Equity
Organization and offering           752,246     Charged to Equity
Acquisition fees                  1,675,433     Capitalized
Management fees                      76,294     Charged to operations
Administrative expense
 reimbursements                      37,145     Charged to operations
                                 ----------
Total                            $2,970,973
                                 ==========

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           ICON Cash Flow Partners L.P. Seven (the "Partnership") was formed on May 23, 1995 as a Delaware limited partnership with an initial capitalization of $2,000. The Partnership is offering limited partnership units on a "best efforts" basis to the general public with the intention of raising capital of between $1,200,000 and $100,000,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. As of December 31, 1995, subscriptions had been received for 13,481.43 units at $100 per unit, or $1,348,143. The Partnership commenced business operations on its initial closing date, January 19, 1996, with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795.17 of capital contributions. Through September 30, 1996, 188,559.57 additional units were subscribed to, bringing the total units and capital subscriptions to 214,927.52 and $21,492,752, respectively, at that date.

           The Partnership's portfolio consisted of a net investment in finance leases, leveraged leases and financings representing 36%, 34% and 30% of total investments at September 30, 1996.

           For the Nine months ended September 30, 1996, the Partnership leased or financed equipment with an initial cost of $55,847,778 to 125 lessees or equipment users. The weighted average initial transaction term was 44 months.

           The Partnership commenced operations on January 19, 1996, therefore a comparison of results of operations and liquidity and capital resources to prior periods is not possible.

Results of Operations for the Nine Months Ended September 30, 1996

           Net income for the Nine months ended September 30, 1996 was $195,586. The net income per weighted average limited partnership unit was $1.65 for 1996.

Liquidity and Capital Resources

           The Partnership's primary sources of funds for the nine months ended September 30, 1996 were capital contributions, net of offering expenses, of $18,591,229 from limited partners and cash provided by operations of $573,133. These funds were used to fund cash distributions and to purchase equipment. The Partnership intends to continue to purchase equipment and to fund cash distributions utilizing funds from capital contributions and cash provided by operations.

           Cash distributions to the limited partners for the nine months ended September 30, 1996, which were paid monthly, totaled $834,659, of which $193,630 was investment income and $641,029 was a return of capital. The limited partner distribution per weighted average unit outstanding for the Nine months ended September 30, 1996 was $7.04, of which $1.63 was investment income and $5.41 was a return of capital.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

           As of September 30, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)


PART II  - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

Form 8-K was filed September 4, 1996, Item 1, Change in Control of Registrant.

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

                                             ICON Cash Flow Partners L. P. Seven
                                             File No. 33-94458 (Registrant)
                                             By its General Partner,
                                             ICON Capital Corp.




November 12, 1996                            Gary N. Silverhardt
-----------------                            ----------------------------------
      Date                                   Gary N. Silverhardt
                                             Chief Financial Officer
                                            (Principal financial and account
                                             officer of the General Partner
                                             of the Registrant)