Form 10-Q/A
period 1996-09-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 1996-12-24
CIK 947986

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

3.    Net Investment in Leveraged Lease

During the quarter ended September 30, 1996, the partnership acquired, subject to a leveraged lease, the residual interest in an aircraft. The aircraft is a McDonnell Douglas DC10-30F, built in 1986. It is on lease with Federal Express and has a remaining lease term of eight years. The purchase price was $40,973,585 consisting of $6,000,000 in cash and the assumption of non-recourse senior debt of $26,217,294 and non-recourse junior debt ("junior debt") of $8,756,291.

The net investment in the leveraged leases as of September 30, 1996 consisted of the following:

      Non-cancelable minimum rents receivable (net of
        principal and interest on non-recourse debt) .......       $ 11,509,293
      Estimated unguaranteed residual values ...............         20,243,000
      Initial direct costs .................................          1,229,208
      Unearned income ......................................        (25,752,293)
                                                                   $  7,229,208

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

Unearned income is recognized from the leveraged lease over the life of the lease at a constant rate of return on the positive net investment.

Non-cancelable minimum annual amounts receivable relating to the leveraged lease at September 30,1996 are $46,482,878 and are due as follows: $0 for the year ended December 31, 1996 and $5,810,360 for the years ended December 31, 1997, 1998, 1999, 2000, 2001, 2002, 2003 and 2004, respectively.

The non-cancelable rents are being paid directly to the lenders by the lessees to satisfy the principal and interest on the non-recourse debt assumed.

Prior to the acquisition, the free cash flow, the rent in excess of the senior debt payments, was financed by an affiliated partnership, ICON Cash Flow Partners, L.P., Series D, (i.e., the junior debt). The Partnership intends to re-finance the junior debt with a third party.

4.    Significant Accounting Policies

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

Leases - The Partnership accounts for owned equipment leased to third parties as finance leases. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. The Partnership's net investment in a leveraged lease consists of minimum lease payments receivable, the estimated unguaranteed residual value and the initial direct costs related to the lease, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized from the leveraged lease over the life of the lease at a constant rate of return on the positive net investment. The Partnership's leases have terms ranging from two to seven years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investment along with investment income.

Investment in Financings - Investment in financings represent the gross receivables due from the financing of equipment plus the initial direct costs related thereto less the related unearned income. The unearned income is recognized as finance income and the initial direct costs are amortized over the

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

terms of the receivables using the interest method. Financing transactions are supported by a written promissory note evidencing the obligation of the user to repay the principal, together with interest, which will be sufficient to return the Partnership's full cost associated with such financing transaction, together with some investment income. Furthermore, the repayment obligation is collateralized by a security interest in the tangible or intangible personal property.

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

5.    Related Party Transactions

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 1996 were as follows:

                                              1996

Underwriting commissions ..........       $  429,855       Charged to Equity
Organization and offering .........          752,246       Charged to Equity
Acquisition fees ..................        1,675,433       Capitalized
Management fees ...................           76,294       Charged to operations
Administrative expense
 reimbursements ...................           37,145       Charged to operations

Total .............................       $2,970,973

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

For the Nine months ended September 30, 1996, the Partnership leased or financed equipment with an initial cost of $55,847,778 to 125 lessees or equipment users. The weighted average initial transaction term was 44 months. Included in this is the acquisition of the residual interest in an aircraft, subject to a leveraged lease. The aircraft is a McDonnell Douglas DC10-30F, built in 1986. It is on lease with Federal Express and has a remaining lease term of eight years. The purchase price was $40,973,585 consisting of a $6,000,000 in cash and the assumption of non-recourse senior debt of $26,217,294 and non-recourse junior debt ("junior debt") of $8,756,291. Prior to the acquisition, the free cash flow, the rent in excess of the senior debt payments, was financed by an affiliated partnership, ICON Cash Flow Partners, L.P., Series D, (i.e., the junior debt). The Partnership intends to re-finance the junior debt with a third party. This transaction has had no impact on the results of operations for the period ended September 30, 1996.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds for the nine months ended September 30, 1996 were capital contributions, net of offering expenses, of

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

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




December 24, 1996                            Gary N. Silverhardt
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