Form 10-K
period 1996-12-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 1997-03-31
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[  X ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 [Fee Required]

For the fiscal year ended                      December 31, 1996
                          ------------------------------------------------------
                                       or

[     ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 [Fee Required]

For the transition period from ______________________ to _______________________


Commission File Number                            33-94458
                       ---------------------------------------------------------

                       ICON Cash Flow Partners L.P. Seven
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-3835387
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

              600 Mamaroneck Avenue, Harrison, New York 10528-1632
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code           (914) 698-0600
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

     Title of each class                         Name of each exchange on
                                                 which registered



        Securities registered pursuant to Section 12(g) of the Act: None

--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          [X] Yes       [  ] No

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1996

                                TABLE OF CONTENTS


Item                                                           Page

PART I

1.  Business                                                     3

2.  Properties                                                   4

3.  Legal Proceedings                                            4

4.  Submission of Matters to a Vote of Security Holders          5

PART II

5.  Market for the Registrant's Securities and Related
    Security Holder Matters                                      5

6.  Selected Financial and Operating Data                        5

7.  General Partner's Discussion and Analysis of Financial
    Condition and Results of Operations                          6

8.  Financial Statements and Supplementary Data               8-22

9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                         23

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                         23-24

11.  Executive Compensation                                     24

12.  Security Ownership of Certain Beneficial Owners
     and Management                                             25

13.  Certain Relationships and Related Transactions             25

PART IV

14.  Exhibits, Financial Statement Schedules,
     Reports and Amendments                                     26

SIGNATURES                                                      27

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1996


PART I

Item 1.  Business

General Development of Business

    ICON Cash Flow Partners L.P. Seven (the "Partnership"), was formed on May 23, 1995 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, January 19, 1996 with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. Between January 19, 1996 and December 31, 1996, 249,172.52 additional units were admitted representing $24,917,252 of capital contributions bringing the total admission to 275,540.47 units totaling $27,554,047 in capital contributions.

Narrative Description of Business

    The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership intends to: (1) acquire a diversified portfolio of short-term, high-yield investments; (2) make monthly cash distributions to its limited partners from cash from operations, commencing with each limited partner's admission to the Partnership, continuing through the reinvestment period, which period will end no later than the eighth anniversary of the final closing date; (3) re-invest substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the reinvestment period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners within six to thirty-six months after the end of the reinvestment period. In addition to acquiring equipment and entering into leases, the Partnership will
(1) acquire equipment already subject to leases originated by affiliates and non-affiliated lessors and (2) enter into financing transactions, which are (i) secured by the equipment financed and lease revenues therefrom (if any) and additional collateral as deemed necessary by the credit review committee of the General Partner, and (ii) evidenced by the irrevocable obligation of the lessees.

    The equipment leasing industry is highly competitive. In initiating its leasing transactions, the Partnership will compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have access to more favorable financing. Competitive factors in the equipment leasing business primarily involve pricing and other financial arrangements, equipment remarketing capabilities and servicing of customer lessees.

    The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1996

Lease and Financing Transactions

    For the year ended December 31, 1996, the Partnership purchased and leased or financed $91,413,127 of equipment, with a weighted average initial transaction term of 70 months. Included in the summary of equipment cost by category below is 100% of the equipment cost acquired by a joint venture in which the partnership has a 99% interest. The partnership accounts for this investment by consolidating 100% of the assets and liabilities of the joint venture and reflecting as a liability the related minority interest. A summary of the portfolio equipment cost by category held at December 31, 1996 is as follows:

                                                     December 31, 1996
Category                                             Cost         Percent

Aircraft                                        $  52,403,337      57.3%
Manufacturing & production                         13,574,591      14.8
Computer systems                                    9,167,523      10.0
Telecommunications                                  5,266,424       5.8
Material handling                                   4,632,009       5.1
Office equipment                                    2,794,979       3.1
Restaurant                                            984,983       1.1
Furniture and fixtures                                794,949        .9
Automotive                                            487,432        .5
Miscellaneous                                         392,811        .4
Medical                                               365,398        .4
Video production                                      221,530        .2
Retail systems                                        171,350        .2
Audio                                                 155,811        .2
                                                -------------     -----

                                                $  91,413,127     100.0%
                                                =============     =====

    The Partnership has three leases which individually represent greater than 10% of the total portfolio equipment cost at December 31, 1996. The leases are with Federal Express (aircraft), Rowan Companies (manufacturing & production), and Continental Airlines, Inc. (aircraft) and they represented 44.8%, 13.5% and 12.5%, respectively, of the total portfolio equipment cost at December 31, 1996.

Item 2.  Properties

    The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs. The General Partner has exclusive control over all aspects of the business of the Partnership, including providing any necessary office space. As such, the General Partner will be compensated for services related to the management and administration of the Partnership's business.

Item 3.  Legal Proceedings

    The Partnership is not a party to any pending legal proceedings.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of 1996.

PART II

Item 5.  Market for the Registrant's Securities and Related Security
         Holder Matters

    The Partnership's limited partnership interest is not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                                    Number of Equity Security Holders
 Title of Class                            as of December 31, 1996
 --------------                     ------------------------------

Limited Partners                                 1,473
General Partner                                      1

Item 6.  Selected Consolidated Financial and Operating Data

                                                                 Year Ended
                                                              December 31, 1996

        Total revenue                                              $ 1,564,069
                                                                   ===========

        Net income                                                 $   405,451
                                                                   ===========

        Net income allocable to limited partners                   $   401,396
                                                                   ===========

        Net income allocable to the General Partner                $     4,055
                                                                   ===========

        Weighted average limited partnership units outstanding         156,222

        Net income per weighted average limited partnership unit   $      2.57
                                                                   ===========

        Distributions to limited partners                          $ 1,361,099
                                                                   ===========

        Distributions to the General Partner                       $    13,749
                                                                   ===========

                                                                     December 31,

                                                                 1996            1995
                                                                 ----            ----

        Total assets                                       $ 48,486,070    $  1,350,143
                                                           ============    ============

        Partners' equity                                   $ 22,865,854    $      2,000
                                                           ============    ============

    No operating data is presented for 1995 and prior since the Partnership commenced operations on January 19, 1996, the initial closing date.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1996

    The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

    ICON Cash Flow Partners L.P. Seven (the "Partnership") was formed on May 23, 1995 as a Delaware limited partnership with an initial capitalization of $2,000. The Partnership commenced business operations on its initial closing date, January 19, 1996 with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. Between January 19, 1996 and December 31, 1996, 249,172.52 additional units were admitted representing $24,917,252 of capital contributions bringing the total admission to 275,540.47 units totaling $27,554,047 in capital contributions.

    The Partnership's portfolio consisted of net investments in finance leases, equity investment, leveraged leases and financings representing 42%, 26%, 21% and 11% of total investments at December 31, 1996, respectively.

Results of Operations for the Year Ended December 31, 1996

    For the year ended December 31, 1996, the Partnership leased or financed equipment with an initial cost of $91,413,135 to 198 lessees or equipment users. On December 31, 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E"), formed a joint venture for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. in the amount of $10,905,228 and is included in 1996 total acquisitions. The aircraft is a 1976 McDonnell Douglas DC-10-30. Series E and the Partnership contributed $15,955 (1%) and $1,579,514 (99%), respectively, to the joint venture. Profits, losses and disposition proceeds are allocated 99% to the Partnership and 1% to Series E and is reflected on the Balance Sheet as an "Investment in leveraged leases." The weighted average initial transaction term for 1996 was 70 months.

    Since the Partnership commenced operations on January 19, 1996, a comparison of results of operations to prior periods is not presented.

    Net income for the year ended December 31, 1996 was $405,451. The net income per weighted average limited partnership unit was $2.57, weighted from the date each unit was admitted to the Partnership.

Liquidity and Capital Resources

    The Partnership's primary sources of funds in 1996 were capital contributions, net of offering expenses, of $23,834,251 from limited partners and cash provided by operations of $973,899. These funds were used to fund cash distributions and to purchase equipment. The Partnership intends to continue to purchase equipment and to fund cash distributions utilizing funds from capital contributions and cash provided by operations.

    The Partnership had notes payable of $23,314,945 at December 31, 1996 as a result of borrowings secured by equipment. These are non-recourse notes which are being paid directly to the lenders by the lessees.

    Cash distributions to the limited partners, which were paid monthly, totaled $1,361,099, of which $401,396 was investment income and $959,703 was a return of capital. The limited partner distribution per weighted average unit outstanding for December 31, 1996 was $8.71, of which $2.57 was investment income and $6.14 was a return of capital.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1996

     On March 11, 1997, the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series D and ICON Cash Flow Partners L.P. Six, (collectively "the Members"), contributed and assigned $6,582,150, $8,671,773 and $6,712,631, respectively, in equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created by the Members. The Members received a 29.4%, 40.8% and 29.8% interest, respectively, in 1997-A based on the present value of their related contributions. 1997-A was formed for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "Facility"). Borrowings under the Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $20,000,000. Outstanding amounts under the Facility bear interest equal to Libor plus 1.5%. Collections of receivables from new leases are used to pay down the Facility, however, in the event of a default, all of 1997-A's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining Facility balance and any remaining proceeds will be distributed to the Members in accordance with their membership interests. The Partnership will account for its investment in 1997-A under the equity method. The investment in 1997-A will be increased or decreased by its share of profit or losses and decreased by any distributions received by 1997-A.

    As of December 31, 1996 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

Accounting Developments

    In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes, among other things, criteria for determining whether a transfer of financial assets is a sale or a secured borrowing effective for all transfers occurring after December 31, 1996. The adoption of SFAS No. 125 is not expected to have a material impact on the Partnership's net income, partners' equity or total assets.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 8.  Financial Statements and Supplementary Data


                                 Index to Financial Statements

                                                                    Page Number

Independent Auditors' Report                                                 10

Balance Sheets as of December 31, 1996 and 1995                              11

Statements of Operations for the Year Ended December 31, 1996
 and for the Period May 23, 1995 (date of inception) to
 December 31, 1995                                                           12

Statements of Changes in Partners'  Equity for the Year Ended
  December 31, 1996 and for the Period May 23, 1995 (date of
  inception) to December 31, 1995                                            13

Statements of Cash Flows for the Year Ended December 31, 1996
  and for the Period May 23, 1995 (date of inception) to
  December 31, 1995                                                       14-15

Notes to Financial Statements                                             16-22

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                              Financial Statements

                                December 31, 1996

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners L.P. Seven:

We have audited the accompanying balance sheets of ICON Cash Flow Partners L.P. Seven (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity, and cash flows for the year ended December 31, 1996 and for the period May 23, 1995 (date of inception) to December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners L.P. Seven as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and for the period May 23, 1995 (date of inception) to December 31, 1995, in conformity with generally accepted accounting principles.










March 7, 1997
New York, New York

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                  December 31,

                                                                   1996              1995
                                                                   ----              ----
       Assets
Cash                                                          $    698,301       $     2,000
Cash in escrow                                                           -             1,348,143
                                                              ------------       ---------------
                                                                   698,301             1,350,143
                                                              ------------       ---------------
Investment in finance leases
   Minimum rents receivable                                     15,894,245             -
   Estimated unguaranteed residual values                        6,667,481             -
   Initial direct costs                                            869,559             -
   Unearned income                                              (3,515,258)            -
   Allowance for doubtful account                                  (65,000)            -
                                                              ------------       -------
                                                                19,851,027             -
                                                              ------------       -------

Investment in estimated unguaranteed residual value             12,325,000             -
                                                              ------------       -------

Net investment in leveraged leases                               9,980,633             -
                                                              ------------       -------

Investment in financings
   Receivables due in installments                               6,619,755             -
   Initial direct costs                                            143,565             -
   Unearned income                                              (1,271,152)            -
   Allowance for doubtful account                                  (10,000)            -
                                                              ------------       -------
                                                                 5,482,168             -
                                                              ------------       -------
Other assets                                                       148,941             -
                                                              ------------       -------
Total assets                                                  $ 48,486,070       $     1,350,143
                                                              ============       ===============

       Liabilities and Partners' Equity
Notes payable - recourse                                      $ 12,225,000       $     -
Notes payable - non-recourse                                    11,089,945             -
Accounts payable - equipment                                     1,790,717             -
Accounts payable - General Partner and affiliate                   438,297             -
Accounts payable - other                                            54,114             -
Minority interest in joint venture                                  15,955             -
Security deposits and deferred credits                               6,188             -
Subscriptions pending admission                                            -           1,348,143
                                                              --------------     ---------------
                                                                25,620,216             1,348,143
                                                              ------------       ---------------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                  (8,694)            1,000
   Limited partners (275,540.47 and 0 units
     outstanding, $100 per unit original
     issue price in 1996 and 1995, respectively)                22,874,548             1,000
                                                              ------------       -----------
     Total partners' equity                                     22,865,854             2,000
                                                              ------------       -----------
Total liabilities and partners' equity                        $ 48,486,070       $     1,350,143
                                                              ============       ===============

See accompanying notes to financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                            Statements of Operations

             For the Year Ended December 31, 1996 and for the Period
              May 23, 1995 (date of inception) to December 31, 1995

                                                          1996            1995
                                                      ----------      ----------

Revenues

   Finance income ..............................      $  939,924      $     --
   Income from leveraged leases, net ...........         366,790            --
   Interest income and other ...................         257,355            --
                                                      ----------      ----------

   Total revenues ..............................       1,564,069            --
                                                      ----------      ----------

Expenses

   Interest ....................................         398,200            --
   Management fees - General Partner ...........         264,784            --
   Amortization of initial direct costs ........         230,785            --
   Administrative expense
     reimbursements - General Partner ..........         117,809            --
   Provision for bad debt ......................          75,000            --
   General and administrative ..................          72,040            --
                                                      ----------      ----------

   Total expenses ..............................       1,158,618            --
                                                      ----------      ----------

Net income .....................................      $  405,451      $     --
                                                      ==========      ==========

Net income allocable to:
   Limited partners ............................      $  401,396      $     --
   General Partner .............................           4,055            --
                                                      ----------      ----------

                                                      $  405,451      $     --
                                                      ==========      ==========

Weighted average number of limited
   partnership units outstanding ...............         156,222            --
                                                      ==========      ==========

Net income per weighted average
   limited partnership unit ....................      $     2.57      $     --
                                                      ==========      ==========









See accompanying notes to financial statements.

                              ICON Cash Flow Partners L. P. Seven
                               (A Delaware Limited Partnership)

                           Statements of Changes in Partners' Equity

                             For the Year Ended December 31, 1996
                     and for the Period May 23, 1995 (date of inception)
                                     to December 31, 1995

                           Limited Partner
                            Distributions

                        Return of   Investment        Limited       General
                         Capital      Income          Partners      Partner        Total
                     (Per weighted average unit)

Initial partners'
   capital contribution
   - May 23, 1995                                  $       1,000   $   1,000   $       2,000
                                                   -------------   ---------   -------------

Balance at
   December 31, 1995                                       1,000       1,000           2,000

Refund of initial
   limited partners'
   capital contribution                                   (1,000)          -          (1,000)

Proceeds from issuance
   of limited partnership
   units (275,540.47 units)                           27,554,047           -      27,554,047

Sales and
   offering expenses                                  (3,719,796)          -      (3,719,796)

Cash distributions
   to partners              $  6.14   $  2.57         (1,361,099)    (13,749)     (1,374,848)

Net income                                               401,396       4,055         405,451
                                                   -------------   ---------   -------------

Balance at
   December 31, 1996                               $  22,874,548   $  (8,694)  $  22,865,854
                                                   =============   =========   =============









See accompanying notes to financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

           For the Year Ended December 31, 1996 and for the Period May
                23, 1995 (date of inception) to December 31, 1995

                                                                     1996            1995
                                                                     ----            ----
Cash flows from operating activities:
  Net income .................................................   $    405,451    $       --
                                                                 ------------    ------------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Allowance for doubtful accounts .........................         75,000            --
     Finance income portion of
     receivables paid directly
       to lenders by lessees .................................       (608,965)           --
     Amortization of initial direct costs ....................        230,785            --
     Interest expense on non-recourse
       financing paid directly by lessees ....................        395,645            --
     Collection of principal
       - non-financed receivables ............................        498,027            --
     Income from leveraged leases, net .......................       (366,790)           --
     Change in operating assets and liabilities:
        Other assets .........................................       (148,941)           --
        Account payable to General Partner and affiliates, net        438,297            --
        Accounts payable - other .............................         54,114            --
        Minority interest in joint venture ...................         15,955            --
        Security deposits and deferred credits ...............          6,189            --
        Other, net ...........................................        (20,868)           --
                                                                 ------------    ------------

          Total adjustments ..................................        568,448            --
                                                                 ------------    ------------

       Net cash provided by operating activities .............        973,899            --
                                                                 ------------    ------------

Cash flows from investing activities:
  Equipment and receivables purchased ........................    (19,898,183)           --
  Initial direct costs .......................................     (2,737,818)           --
  Equity investment ..........................................       (100,000)           --
                                                                 ------------    ------------

       Net cash used in investing activities .................    (22,736,001)           --
                                                                 ------------    ------------

Cash flows from financing activities:
  Issuance of limited partnership units,
    net of offering expenses .................................     23,834,251            --
  Initial limited and General Partner capital contributions ..           --             2,000
  Cash distributions to partners .............................     (1,374,848)           --
  Refund of initial limited partners'
    capital contribution .....................................         (1,000)           --
                                                                 ------------    ------------

       Net cash provided by financing activities .............     22,458,403           2,000
                                                                 ------------    ------------

Net increase in cash .........................................        696,301           2,000

Cash at beginning of year ....................................          2,000            --
                                                                 ------------    ------------

Cash at end of year ..........................................   $    698,301    $      2,000
                                                                 ============    ============

See accompanying notes to financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

     For the year ended December 31, 1996, non-cash activities included the following:

                                                         1996

Fair value of equipment and receivables
  purchased for debt and payables ..............   $(59,189,952)
Non-recourse notes payable assumed in
  purchase price ...............................     57,399,235
Accounts payable - equipment ...................      1,790,717

Principal and interest on direct
  finance receivables paid directly
  to lenders by lessees ........................      3,625,762
Principal and interest on non-recourse
  financing paid directly to lenders
  by lessees ...................................     (3,625,762)

                                                   $      --
                                                   ============

     Interest expense of $398,200 for the year ended December 31, 1996 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $395,645 and other interest of $2,555.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                December 31, 1996

1.   Organization

     ICON Cash Flow Partners L.P. Seven (the "Partnership") was formed on May 23, 1995 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership commenced business operations on its initial closing date, January 19, 1996, with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. As of December 31, 1996, 249,172.52 additional units had been admitted into the Partnership with aggregate gross proceeds of $24,917,252 bringing the total admission to 275,540.47 units totaling $27,554,047 in capital contributions.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner will manage and control the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

     ICON Securities Corp., an affiliate of the General Partner, will receive an underwriting commission on the gross proceeds from sales of all units. The total underwriting compensation to be paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities will be limited to 13 1/2% of the gross proceeds received from the sale of the units. Such offering expenses aggregated $3,719,796 (including $1,515,472 paid to the General Partner or its affiliates (See Note 9)) and were charged directly to limited partners' equity.

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

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or leveraged leases. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. The Partnership's net investment in leveraged leases consists of minimum lease payments

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

receivable, the estimated unguaranteed residual values and the initial direct costs related to the leases, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income from leveraged leases over the life of the lease at a constant rate of return on the positive net investment. Initial direct costs of finance leases and leverage leases are capitalized and are amortized over the terms of the related leases using the interest method. The Partnership's leases have terms ranging from two to five years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

     Investment in Financings - Investment in financings represent the gross receivables due from the financing of equipment plus the initial direct costs related thereto less the related unearned income. The unearned income is recognized as finance income, and the initial direct costs are amortized, over the terms of the receivables using the interest method. Financing transactions are supported by a written promissory note evidencing the obligation of the user to repay the principal, together with interest, which will be sufficient to return the Partnership's full cost associated with such financing transaction, together with some investment income. Furthermore, the repayment obligation is collateralized by a security interest in the tangible or intangible personal property.

     Investment in Estimated Unguaranteed Residual Value - The Partnership purchased a 50% interest of an option to acquire equipment. The asset will be carried at cost until sale or release of the equipment, at which time a gain or loss will be recognized on the transaction.

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments, except for lease related instruments. At December 31, 1996, the carrying value of the Partnership's financial assets other than lease related investments, approximates fair value.

    Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

    Impairment of Estimated Residual Values - In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

    The Partnership's policy with respect to impairment of estimated residual values is to review, on a quarterly basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

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

3.  Residual Investment

     On December 31, 1996, the Partnership purchased a 50% share of an option to acquire a 100% interest in a mobile offshore drilling rig, currently on lease with Rowan Companies Inc. The purchase price of the 50% investment was $12,325,000 and consisted of $100,000 in cash and $12,225,000 promissory note.

4.  Net Investment in Leveraged Leases

    On August 20, 1996, the partnership acquired, subject to a leveraged lease, the residual interest in an aircraft. The aircraft is a McDonnell Douglas DC-10-30F, built in 1986. It is on lease with Federal Express and has a remaining lease term of eight years. The purchase price was $40,973,585 consisting of $6,000,000 in cash and the assumption of non-recourse senior debt of $26,217,294 and non-recourse junior debt ("junior debt") of $8,756,291.

    On December 31, 1996, the Partnership acquired, subject to a leveraged lease, an aircraft on lease with Continental Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10-30 and has a remaining lease term of six years. The purchase price was $11,320,923 consisting of $2,104,262 in cash and the assumption of non-recourse senior debt of $9,216,661.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

The net investment in the leveraged leases as of December 31, 1996 consisted of the following:

     Non-cancelable minimum rents receivable (net of
       principal and interest on non-recourse debt)       $     912,334
     Estimated unguaranteed residual values                  24,818,000
     Initial direct costs                                     1,493,850
     Unearned income                                        (17,243,551)
                                                          -------------
                                                          $   9,980,633

     Unearned income is recognized from leveraged leases over the life of the lease at a constant rate of return on the positive net investment.

     Non-cancelable minimum rents receivable relating to the leveraged leases at December 31, 1996 are $59,355,209 and are due as follows:

                            1997                      $ 7,905,694
                            1998                        7,742,360
                            1999                        7,742,360
                            2000                        8,022,359
                            2001                        8,022,359
                            Thereafter                 19,920,077
                                                      -----------

                                                      $59,355,209

     Principal and interest on non-recourse debt assumed in the purchase of the leveraged leases is $58,442,875 at December 31, 1996 and matures as follows:

                            1997                      $ 7,903,360
                            1998                        7,742,360
                            1999                        7,742,360
                            2000                        7,742,359
                            2001                        7,742,359
                            Thereafter                 19,570,077
                                                      -----------

                                                      $58,442,875

     Prior to the acquisition of the Federal Express transaction, the free cash flow, the rent in excess of the senior debt payments, was financed by an affiliated partnership, ICON Cash Flow Partners, L.P., Series D, (i.e., the junior debt). On January 29, 1997, the Partnership refinanced a portion of the junior debt with a third party.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

5.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on finance leases and financings are as follows:

                                          Finance
                      Year                 Leases     Financings         Total

                      1997            $  6,717,166   $1,605,580   $  8,322,746
                      1998               5,448,549    1,573,995      7,022,544
                      1999               2,109,963    1,446,541      3,556,504
                      2000               1,331,567    1,219,017      2,550,584
                      2001                 285,835      685,174        971,009
                      Thereafter             1,165       89,448         90,613
                                      ------------   ----------   ------------

                                      $ 15,894,245   $6,619,755   $ 22,514,000
                                      ============   ==========   ============

6.  Allowance for Doubtful Accounts

    The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                 Finance
                                  Leases        Financings         Total

Balance at December 31, 1995  $      -        $       -       $      -

Charged to operations              65,000          10,000         75,000
                              -----------     -----------     ----------

Balance at December 31, 1996  $    65,000     $    10,000     $   75,000
                              ===========     ===========     ==========

7.  Notes Payable

Notes payable consists of notes payable non-recourse bearing interest at rates ranging from 6.5% to 9.4%, which are being paid directly to the lenders by the lessees, and notes payable recourse as they relate to the Partnership's acquisition of an offshore drilling rig (See Note 3). These notes mature as follows:

                              Notes Payable     Notes Payable
               Year           Non-Recourse        Recourse         Total

               1997          $    5,711,953    $  2,150,000    $ 7,861,953
               1998               3,467,450       2,250,000      5,717,450
               1999               1,108,786       2,250,000      3,358,786
               2000                 762,877       5,575,000      6,337,877
               2001                  38,879             -           38,879
                             --------------    ------------    -----------

                             $   11,089,945    $ 12,225,000    $23,314,945
                             ==============    ============    ===========

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

8.  Investment in Joint Ventures

    The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

    On December 31, 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P. Series E ("Series E") formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10-30. The Partnership and Series E contributed $1,579,514 (99%) and $15,955 (1%) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC III. ICON Cash Flow LLC III acquired the aircraft, assuming $9,309,759 in non-recourse debt and utilizing contributions received from the Partnership and Series E. The purchase price of the transaction totaled $10,905,228. The lease is a leveraged lease and the lease term expires in March 2003. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's financial statements include 100% of the assets and liabilities of ICON Cash Flow LLC III. Series E's investment in ICON Cash Flow LLC III has been reflected as "Minority interest in joint venture."

9.  Related Party Transactions

    Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the year ended December 31, 1996 were as follows:

Underwriting commissions            $     551,081         Charged to Equity
Organization and offering expenses        964,391         Charged to Equity
Acquisition fees                        2,737,818         Capitalized
Management fees                           264,784         Charged to operations
Administrative expense
 reimbursements                           117,809         Charged to operations

Total                               $   4,635,883
                                    =============

     On December 31, 1996, the Partnership and an affiliate formed a joint venture for the purpose of acquiring and managing an aircraft. (See Note 7 for additional information relating to the joint venture.)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

10.  Commitments and Contingencies

     On March 11, 1997, the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series D and ICON Cash Flow Partners L.P. Six, (collectively "the Members"), contributed and assigned $6,582,150, $8,671,773 and $6,712,631, respectively, in equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created by the Members. The Members received a 29.4%, 40.8% and 29.8% interest, respectively, in 1997-A based on the present value of their related contributions. 1997-A was formed for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "Facility"). Borrowings under the Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $20,000,000. Outstanding amounts under the Facility bear interest equal to Libor plus 1.5%. Collections of receivables from new leases are used to pay down the Facility, however, in the event of a default, all of 1997-A's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining Facility balance and the remaining proceeds will be distributed to the Members in accordance with their membership interests. The Partnership will account for its investment in 1997-A under the equity method. The investment in 1997-A will be increased or decreased by its share of profit or losses and decreased by any distributions received by 1997-A.

11.  Tax Information (Unaudited)

     The following table reconciles net income for financial reporting purposes to income for federal income tax purposes for the year ended December 31, 1996:

               Net income per financial statements        $    405,451

               Differences due to:
                 Direct finance leases                        (258,725)
                 Depreciation                                       -
                 Provision for losses                               -
                 Loss on sale of equipment                          -
                 Other                                              -
                                                          -----------

               Partnership income for
                federal income tax purposes               $    146,726
                                                          ============

     As of December 31, 1996, the partners' capital accounts included in the financial statements totaled $22,865,854 compared to the partners' capital accounts for federal income tax purposes of $26,326,924 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital accounts for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

    The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 600 Mamaroneck Avenue, Harrison, New York 10528-1632, and its telephone number is (914) 698-0600. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to operating leases and full payout leases.

    The manager of the Partnership's business is the General Partner. The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services, including tax-oriented leasing and financing. In addition, the General Partner offers financial consulting and placement services for which fees are earned as a result of successful placements of various secured financings and mortgages.

    The General Partner will perform certain functions relating to the management of the equipment of the Partnership. Such services include the collection of lease payments from the lessees of the equipment, releasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, supervision of maintenance being performed by third parties, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

    The officers and directors of the General Partner are as follows:

         Beaufort J.B. Clarke  President, Chief Executive Officer and Director

         Thomas W. Martin      Executive Vice President and Director

         Paul B. Weiss         Executive Vice President

         Gary N. Silverhardt   Vice President and Chief Financial Officer

         Neil A. Roberts       Director

         Tim Spring            Director

     Beaufort J. B. Clarke, age 50, is President, Chief Executive Officer and Director of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 10.  Continued

     Thomas W. Martin, age 42, is Executive Vice President of both the General Partner and the Dealer- Manager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has over 12 years of senior management experience in the leasing business, particularly in the area of syndication.

    Paul B. Weiss, age 36, is Executive Vice President of the General Partner. Mr. Weiss has been exclusively engaged in lease portfolio acquisitions since 1988 from his affiliations with Griffin Equity Partners (as Executive Vice President and co-founder in 1993); Gemini Financial Holdings (as Senior Vice President- Portfolio Acquisitions and a member of the executive committee from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions).

     Gary N. Silverhardt, age 36, is Vice President and Chief Financial Officer of the General Partner. He joined the General Partner in 1989. Prior to joining the General Partner, Mr. Silverhardt was previously employed by Coopers & Lybrand from 1985 to 1989, most recently as an Audit Supervisor. Prior to 1985, Mr. Silverhardt was employed by Katz, Schneeberg & Co. from 1983 to 1985. Mr. Silverhardt received a B.S. degree from the State University of New York at New Paltz in 1983 and is a Certified Public Accountant.

    Neil A. Roberts, age 47, has been the Managing Director of Summit Asset Management Limited, a subsidiary of The Summit Group PLC, since 1991. Mr. Roberts has over 25 years of experience in the leasing and finance business, including positions with Kleinwort Benson Group, the United Kingdom subsidiary of Hongkong and Shanghai Banking Corporation and Chemical Bank.

    Timothy R. Spring, age 39, Commercial Director of Summit Asset Management Limited, a subsidiary of The Summit Group PLC, since 1991. Mr. Spring has over 13 years of leasing experience in the United Kingdom. He was formerly Lease Commercial Director at Kleinwort Benson Group, the United Kingdom subsidiary of Hongkong and Shanghai Banking Corporation and Chemical Bank.

Item 11.  Executive Compensation

    The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December, 31, 1996.

         Entity          Capacity        Type of Compensation             1996
         ------          --------        --------------------             ----
ICON Capital Corp.   General Partner   Organization and offering
                                         expenses                   $   964,391
ICON Capital Corp.   Manager           Acquisition fees               2,737,818
ICON Capital Corp.   General Partner   Management fees                  264,784
ICON Securities Corp.Dealer-Manager    Underwriting commissions         551,081
ICON Capital Corp.   General Partner   Administrative expense
                                         reimbursements                 117,809
                                                                    -----------

                                                                    $ 4,635,883
                                                                    ===========

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 7, 1997, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

        Title                    Amount Beneficially                   Percent
       of Class                         Owned                         of Class

    General Partner   Represents initially a 1% and potentially a        100%
      Interest        10% interest in the Partnership's income, gain
                      and loss deductions.

Item 13.  Certain Relationships and Related Transactions

    None other than those disclosed in Item 11 herein.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1996


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.  Financial Statements - See Part II, Item 8 hereof.

    2.  Financial Statement Schedule - None.

        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

    3.  Exhibits - The following exhibits are incorporated herein by reference:

     (i) Amended and Restated Agreement of Limited Partnership (Incorporated by reference to Exhibit A to Amendment No. 2 to Form S-1 Registration
          Statement No. 2-99858 filed with the Securities and Exchange Commission on December 12, 1986).

     (ii) Certificate of Limited Partnership of the Partnership (Incorporated herein by reference to Exhibit 3.01 to Form S-1 Registration Statement No. 2-99858 filed with the Securities and Exchange Commission on August 23, 1985 and to Exhibit 3.01 to Amendment No. 1 to Form S-1 Registration Statement No. 2-99858 filed with the Securities and Exchange Commission on August 27, 1986).

     (iii)Form of Management Agreement between the Partnership and Crossgate Leasing, Inc. (Incorporated herein by reference to Exhibit 10.01 to Amendment No. 1 to Form S-1 Registration Statement No. 2-99858 filed with the Securities and Exchange Commission on August 27, 1986).

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1996.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1996


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ICON CASH FLOW PARTNERS L.P. Seven
                                   File No. 33-94458 (Registrant)
                                   By its General Partner, ICON Capital Corp.


Date: March 28, 1997               Beaufort J.B. Clarke
                                   ---------------------------------------------
                                   Beaufort J.B. Clarke
                                   President, Chief Executive Officer
                                     and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 28, 1997              Beaufort J.B. Clarke
                                   ---------------------------------------------
                                   Beaufort J.B. Clarke
                                   President, Chief Executive Officer
                                     and Director


Date:  March 28, 1997              Thomas W. Martin
                                   ---------------------------------------------
                                   Thomas W. Martin
                                   Executive Vice President and Director


Date:  March 28, 1997              Gary N. Silverhardt
                                   ---------------------------------------------
                                   Gary N. Silverhardt
                                   Vice President and Chief Financial Officer



     Supplemental  Information  to be Furnished  With Reports Filed  Pursuant to
Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.