Form 10-Q
period 1997-03-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 1997-05-16
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                      March 31, 1997
                     -----------------------------------------------------------

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                       to
                               ----------------------   ------------------------

Commission File Number                          33-94458
                      ----------------------------------------------------------

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

                                 Balance Sheets

                                   (unaudited)

                                                                                    March 31,        December 31,
                                                                                      1997               1996
       Assets

Cash                                                                             $    3,846,273   $      698,301
                                                                                 --------------   --------------

                                                                                      3,846,273          698,301
                                                                                 --------------   --------------

Investment in finance leases
   Minimum rents receivable                                                          47,885,065       15,894,245
   Estimated unguaranteed residual values                                            22,233,092        6,667,481
   Initial direct costs                                                               1,595,034          869,559
   Unearned income                                                                  (12,384,736)      (3,515,258)
   Allowance for doubtful account                                                       (65,000)         (65,000)
                                                                                 --------------   --------------

                                                                                     59,263,455       19,851,027

Investment in estimated unguaranteed residual value                                  12,325,000       12,325,000
                                                                                 --------------   --------------

Investment in financings
   Receivables due in installments                                                    1,040,154        6,619,755
   Initial direct costs                                                                  20,005          143,565
   Unearned income                                                                     (234,965)      (1,271,152)
   Allowance for doubtful account                                                       (10,000)         (10,000)
                                                                                 --------------   --------------

                                                                                        815,194        5,482,168

Net investment in leveraged leases                                                   10,298,137        9,980,633
                                                                                 --------------   --------------

Equity investment in joint venture                                                    5,486,047             -
                                                                                 --------------   -----------

Other assets                                                                            869,600          148,941
                                                                                 --------------   --------------

Total assets                                                                     $   92,903,706   $   48,486,070
                                                                                 ==============   ==============


                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                   (unaudited)

                                                                                    March 31,        December 31,
                                                                                      1997               1996

       Liabilities and Partners' Equity

Note payable - recourse                                                          $   10,075,000   $   12,225,000
Note payable - affiliate                                                              4,250,000             -
Notes payable - non-recourse                                                         46,043,835       11,089,945
Accounts payable - equipment                                                          4,673,893        1,790,717
Accounts payable - other                                                                 38,056           54,114
Accounts payable - General Partner and affiliate                                        737,811          438,297
Minority interest                                                                        17,049           15,955
Security deposits and deferred credits                                                   26,383            6,188
                                                                                 --------------   --------------
                                                                                     65,862,027       25,620,216

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                                      (15,191)          (8,694)
   Limited partners (331,420.98 and 275,540.47 units
     outstanding, $100 per unit original
     issue price in 1997 and 1996, respectively)                                     27,056,870       22,874,548
                                                                                 --------------   --------------

     Total partners' equity                                                          27,041,679       22,865,854
                                                                                 --------------   --------------

Total liabilities and partners' equity                                           $   92,903,706   $   48,486,070
                                                                                 ==============   ==============














See accompanying notes to financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                             Statement of Operations
                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                                1997               1996
                                                                                ----               ----

Revenues

   Finance income                                                         $    1,099,525       $        49,350
   Income from leveraged lease, net                                              380,630                 -
   Net gain on sales or remarketing of equipment                                  32,891                 -
   Interest income and other                                                      24,165                25,785
   Income from equity investment in joint venture                                 20,808                 -
                                                                          --------------       -----------

   Total revenues                                                              1,558,019                75,135
                                                                          --------------       ---------------

Expenses

   Interest                                                                      574,541                34,897
   Management fees - General Partner                                             357,477                13,436
   Amortization of initial direct costs                                          310,609                 9,237
   Administrative expense
     reimbursements - General Partner                                            151,194                 5,898
   General and administrative                                                     37,561                 4,808
   Minority interest in joint venture                                              1,094                 -
                                                                          --------------       -----------

   Total expenses                                                              1,432,476                68,276
                                                                          --------------       ---------------

Net income                                                                $      125,543       $         6,859
                                                                          ==============       ===============

Net income allocable to:
   Limited partners                                                       $      124,288       $         6,790
   General Partner                                                                 1,255                    69
                                                                          --------------       ---------------

                                                                          $      125,543       $         6,859
                                                                          ==============       ===============

Weighted average number of limited
   partnership units outstanding                                                 314,146                44,819
                                                                          ==============       ===============

Net income per weighted average
   limited partnership unit                                               $          .40       $          0.15
                                                                          ==============       ===============



See accompanying notes to financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Statement of Changes in Partners' Equity

               For the Three Months Ended March 31, 1997, the Year
                 Ended December 31, 1996 and the Period from May
                          23, 1995 (date of inception)
                              to December 31, 1995
                                   (unaudited)

                              Limited Partner Distributions
                                Return of      Investment        Limited           General
                                 Capital         Income          Partners          Partner         Total
                               (Per weighted average unit)
Initial partners'
    capital contribution
    - May 23, 1995                                            $          1,000    $     1,000   $          2,000
                                                              ----------------    -----------   ----------------

Balance at
    December 31, 1995                                                    1,000          1,000              2,000

Refund of initial
    limited partners'
    capital contribution                                                (1,000)           -               (1,000)

Proceeds from issuance
    of limited partnership
    units (275,540.47 units)                                        27,554,047            -           27,554,047

Sales and offering expenses                                         (3,719,796)           -           (3,719,796)

Cash distributions
    to partners                    $  6.14     $  2.57              (1,361,099)       (13,749)        (1,374,848)

Net income                                                             401,396          4,055            405,451
                                                              ----------------    -----------   ----------------

Balance at
    December 31, 1996                                               22,874,548         (8,694)       (22,865,854)

Proceeds from issuance of
    limited partnership units
    (55,880.51 units)                                                5,588,050            -            5,588,050

Sales and offering expenses                                           (754,387)           -             (754,387)

Limited partnership units
    redeemed (102.71 units)                                             (8,061)           -               (8,061)

Cash distributions
    to partners                    $  2.05     $   .40                (767,568)        (7,752)          (775,320)

Net income                                                             124,288          1,255            125,543
                                                              ----------------    -----------   ----------------

Balance at
    March 31, 1997                                            $     27,056,870    $   (15,191)  $     27,041,679
                                                              ================    ===========   ================

See accompanying notes to financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                             Statement of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                                      1997             1996
                                                                                      ----             ----
Cash flows from operating activities:
   Net income                                                                $        125,543    $         6,859
                                                                             ----------------    ---------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Finance income portion of receivables paid directly
        to lenders by lessees                                                      (1,262,725)           (44,661)
      Amortization of initial direct costs                                            310,609              9,238
      Gain (loss) on sale of equipment                                                (32,891)              -
      Interest expense on non-recourse financing paid
        directly by lessees                                                           747,058             34,897
      Collection of principal  - non-financed receivables                             634,268              9,908
      Income from equity investment in joint venture                                  (20,808)              -
      Income from leveraged leases, net                                              (380,630)              -
      Change in operating assets and liabilities:
         Accounts payable to General Partner and affiliates, net                      299,514            253,949
         Accounts payable - other                                                     (32,438)           151,433
         Security deposits and deferred credits                                        20,195               -
         Minority interest in joint venture                                             1,094               -
         Other assets                                                                (720,659)          (163,295)
         Other, net                                                                   (29,141)            (1,384)
                                                                             ----------------    ---------------

           Total adjustments                                                         (466,554)           250,085
                                                                             ----------------    ---------------

        Net cash provided by operating activities                                    (341,011)           256,944
                                                                             ----------------    ---------------

Cash flows from investing activities:
   Equipment and receivables purchased                                             (3,395,281)        (1,036,480)
   Initial direct costs                                                            (1,164,222)          (146,767)
   Proceeds from sale of equipment                                                  1,890,143               -
                                                                             ----------------    ------------

         Net cash used in investing activities                                     (2,669,360)         1,183,247
                                                                             ----------------    ---------------

Cash flows from financing activities:
   Issuance of limited partnership units, net of offering expenses                  4,833,663          7,740,504
   Proceeds from note payable affiliate                                             4,250,000                -
   Principal payments of recourse debt                                             (2,150,000)               -
   Refund of initial limited partners' capital contribution                              -                (1,000)
   Cash distributions to partners                                                    (775,320)           (49,451)
                                                                             ----------------    ---------------

         Net cash provided by financing activities                                  6,158,343          7,690,053
                                                                             ----------------    ---------------

Net increase in cash                                                                3,147,972          6,763,750

Cash at beginning of period                                                           698,301              2,000
                                                                             ----------------    ---------------

Cash at end of period                                                        $      3,846,273    $     6,765,750
                                                                             ================    ===============


See accompanying notes to financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

      For the three months ended September 30, 1996 and 1995, non-cash activities included the following:

                                                                                    1996               1995
                                                                                    ----               ----

Fair value of equipment and receivables
   purchased for debt and payables                                           $    (38,220,051)   $    (3,856,235)
Non-recourse notes payable assumed in
   purchase price                                                                  37,741,972          3,856,235
Accounts payable - equipment                                                          478,079               -

Principal and interest on direct
   finance receivables paid directly
   to lenders by lessees                                                            3,682,924            261,089
Principal and interest on non-recourse
   financing paid directly to lenders
   by lessees                                                                      (3,682,924)          (261,089)

Decrease in investments in finance leases and financings
   due to contributions to joint venture                                            5,190,238              -
Increase in equity investment in joint venture                                     (5,190,238)             -
                                                                             ----------------    -----------

                                                                             $         -         $         -
                                                                             ================    ===========

      Interest expense of $574,541 and $34,897 for the three months ended March 31, 1997 and 1996 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $552,216 and $34,897, respectively, and other interest of $22,325 and $0, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1996

                                   (unaudited)
1.    Basis of Presentation

      The financial statements of ICON Cash Flow Partners L.P. Seven (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1996 Annual Report on Form 10-K.

2.    Net Investment in Leveraged Lease

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

The net investment in the leveraged leases as of March 31, 1997 consisted of the following:

      Non-cancelable minimum rents receivable (net of
        principal and interest on non-recourse debt)          $        910,000
      Estimated unguaranteed residual values                        24,818,000
      Initial direct costs                                           1,428,392
      Unearned income                                              (16,857,255)
                                                              ----------------
                                                              $     10,299,137

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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

3.    Related Party Transactions

      Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 1997 and 1996 were as follows:

                                   1997         1996
                                   ----         ----

Underwriting commissions     $    111,761  $    179,419  Charged to Equity
Organization and offering         195,582       313,200  Charged to Equity
Acquisition fees                      -         146,761  Capitalized
Management fees                   357,477        13,436  Charged to operations
Administrative expense
 reimbursements                   151,194         5,898  Charged to operations
                             ------------  ------------

Total                        $    816,014  $    658,720
                             ============  ============

4.    Investment in Joint Venture

      The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

      On March 11, 1997, the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series D and ICON Cash Flow Partners L.P. Six, (collectively "the Members"), contributed and assigned $5,794,273, $6,712,631 and $6,582,150 in equipment lease and finance receivables and residuals with a net book value of $4,874,857, $5,553,962 and $5,465,238, respectively to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created by the Members. The Members received a 30.67%, 34.94% and 34.39% interest, respectively, in 1997-A based on the present value of their related contributions. 1997-A was formed for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "Facility"). Borrowings under the Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $20,000,000. Outstanding amounts under the Facility bear interest equal to Libor plus 1.5%. Collections of receivables from new leases are used to pay down the Facility, however, in the event of a default, all of 1997- A's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining Facility balance and the remaining proceeds will be distributed to the Members in accordance with their membership interests. The Partnership accounts for its investment in 1997- A under the equity method.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

      Information as to the financial position and results of operations of 1997-A as of and for the quarter ended March 31, 1997 is summarized below:

                                      March 31, 1997

         Assets                      $      23,430,264
                                     =================

         Liabilities                 $       7,475,691
                                     =================

         Equity                      $      15,954,573
                                     =================

                                     Three Months Ended
                                       March 31, 1997

         Net income                  $          60,516
                                     =================

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              ICON Cash Flow Partners L.P. Seven (the "Partnership") was formed on May 23, 1995 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, January 19, 1996, with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795.17 of capital contributions. Through March 31, 1997, 188,559.57 additional units were subscribed to, bringing the total units and capital subscriptions to 314,470.52 and $31,447,052, respectively.

              The Partnership's portfolio consisted of a net investment in finance leases, leveraged leases, equity investment in joint venture and financings representing 78%, 14%, 7% and 1% of total investments at March 31, 1997, respectively and 95%, 0%, 0% and 5% at March 31, 1996, respectively.

              For the three months ended March 31, 1997 and 1996 the Partnership leased or financed equipment with an initial cost of $44,009,376 and $4,894,1546, respectively to 15 and 9 lessees or equipment users respectively. The weighted average initial transaction term for each year was 44 and 38 months respectively.

Results of Operations for the Three Months Ended March 31, 1997 and 1996

              Revenue for the three months ended March 31, 1997 were $1,558,019, representing an increase of $1,482,884 from 1996. The increase in the revenues resulted primarily from an increase in finance income of $1,050,175, an increase in income from leveraged leases, net of $380,630, an increase in net gain on sales or remarketing of equipment of $32,891 and an increase in minority interest of $20,808. These increases were partially offset by a decrease in interest income and other of $1,620. The increase in finance income and income from leverage lease, net, resulted from the increase in the average size of the finance lease portfolios from 1996 to 1997. The net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. Interest income and other decreased due to a decrease in the average cash balance from 1996 to 1997.

              Expenses for the three months ended March 31, 1997 were $1,432,476, representing an increase of $1,364,200. The increase in expenses was due to an increase in interest expense of $539,644, an increase in management fees of $344,041, an increase in amortization of initial direct costs of $301,372, an increase in administrative expense reimbursement of $145,296, an increase in general and administrative expense of $32,753 and an increase in minority interest in joint venture of $1,094. Interest expense increased due to an increase in the average debt outstanding from 1996 to 1997. Management fees, amortization of initial direct costs, administrative expense reimbursement, general and administrative expense increased due to an increase in the average size of the portfolio from 1996 to 1997.

              Net income for the three months ended March 31, 1997 and 1996 was $125,543 and $6,859, respectively. The net income per weighted average limited partnership unit was $0.40 and $0.15, respectively.

Liquidity and Capital Resources

              The Partnership's primary sources of funds for the three months ended March 31, 1997 and 1996 were cash provided by operations of ($341,011) and $154,937, respectively, proceeds from sales of equipment of $1,890,143 and $0, respectively. These funds were used to make payments on borrowings, fund cash distributions and to purchase equipment. The Partnership intends to purchase additional equipment and fund cash distributions utilizing capital contributions cash provided by operations, proceeds from sales of equipment and borrowings.

              Cash distributions to limited partners for the three months ended March 31, 1997 and 1996, which were paid monthly, totaled $767,568 and $48,957, respectively, of which $124,288 and $6,790 was investment income and $643,280 and $42,167 was a return of capital, respectively. The monthly annualized cash distributions rate to limited partners was And Of which And Was investment income and And Was a return of capital, respectively. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1997 and 1996 was and $1.09, of which and $.15 was investment income and And $.94 was a return of capital, respectively.

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

              Cash distributions to the limited partners for the three months ended March 31, 1997, which were paid monthly, totaled $834,659, of which $193,630 was investment income and $641,029 was a return of capital. The limited partner distribution per weighted average unit outstanding for the Nine months ended September 30, 1996 was $7.04, of which $1.63 was investment income and $5.41 was a return of capital.

              As of March 31, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

New Accounting Pronouncement

              In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996. The new standard is similar to the Partnership's existing accounting policies relating to the impairment of estimated residual values. As a result, adoption of SFAS No. 121 in the first quarter of 1996 had no impact on the Partnership's financial statements.

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

                               ICON Cash Flow Partners L. P. Seven
                               File No. 33-94458 (Registrant)
                               By its General Partner,
                               ICON Capital Corp.




May 15, 1997                   Gary N. Silverhardt
------------                   -------------------------------------------------
      Date                     Gary N. Silverhardt
                               Chief Financial Officer
                               (Principal financial and account officer of the General Partner of the Registrant)