Form 10-Q/A
period 1997-03-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 1997-05-29
CIK 947986

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

For the transition period from                        to
                               -----------------------   -----------------------

Commission File Number                           33-94458
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

                                 Balance Sheets

                                   (unaudited)

                                                             March 31,        December 31,
                                                               1997               1996
       Assets

Cash                                                      $    3,846,273   $      698,301
                                                          --------------   --------------


Investment in finance leases
   Minimum rents receivable                                   47,885,065       15,894,245
   Estimated unguaranteed residual values                     22,233,092        6,667,481
   Initial direct costs                                        1,595,034          869,559
   Unearned income                                           (12,384,736)      (3,515,258)
   Allowance for doubtful account                                (65,000)         (65,000)
                                                          --------------   --------------

                                                              59,263,455       19,851,027

Investment in estimated unguaranteed residual value           12,325,000       12,325,000
                                                          --------------   --------------

Net investment in leveraged leases                            10,298,137        9,980,633
                                                          --------------   --------------

Investment in financings
   Receivables due in installments                             1,040,154        6,619,755
   Initial direct costs                                           20,005          143,565
   Unearned income                                              (234,965)      (1,271,152)
   Allowance for doubtful account                                (10,000)         (10,000)
                                                          --------------   --------------

                                                                 815,194        5,482,168

Equity investment in joint venture                             5,486,047             -
                                                          --------------   -----------

Other assets                                                     869,600          148,941
                                                          --------------   --------------

Total assets                                              $   92,903,706   $   48,486,070
                                                          ==============   ==============



                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                   (unaudited)

                                                          March 31,        December 31,
                                                            1997               1996

       Liabilities and Partners' Equity

Notes payable - non-recourse                           $   46,043,835   $   11,089,945
Note payable - recourse                                    10,075,000       12,225,000
Accounts payable - equipment                                4,673,893        1,790,717
Note payable - affiliate                                    4,250,000             -
Accounts payable - General Partner and affiliate              737,811          438,297
Accounts payable - other                                       38,056           54,114
Security deposits and deferred credits                         26,383            6,188
Minority interest                                              17,049           15,955
                                                       --------------   --------------
                                                           65,862,027       25,620,216

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                            (15,191)          (8,694)
   Limited partners (331,318.27 and 275,540.47 units
     outstanding, $100 per unit original
     issue price in 1997 and 1996, respectively)           27,056,870       22,874,548
                                                       --------------   --------------

     Total partners' equity                                27,041,679       22,865,854
                                                       --------------   --------------

Total liabilities and partners' equity                 $   92,903,706   $   48,486,070
                                                       ==============   ==============














See accompanying notes to financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                            Statements of Operations
                      For the Three Months Ended March 31,

                                   (unaudited)

                                                            1997               1996
                                                            ----               ----

Revenues

   Finance income                                     $    1,099,525       $        49,350
   Income from leveraged leases, net                         380,630                 -
   Net gain on sales or remarketing of equipment              32,891                 -
   Interest income and other                                  24,165                25,785
   Income from equity investment in joint venture             20,808                 -
                                                      --------------       ---------------

   Total revenues                                          1,558,019                75,135
                                                      --------------       ---------------

Expenses

   Interest                                                  574,541                34,897
   Management fees - General Partner                         357,477                13,436
   Amortization of initial direct costs                      310,609                 9,237
   Administrative expense
     reimbursements - General Partner                        151,194                 5,898
   General and administrative                                 37,561                 4,808
   Minority interest in joint venture                          1,094                 -
                                                      --------------       ---------------

   Total expenses                                          1,432,476                68,276
                                                      --------------       ---------------

Net income                                            $      125,543       $         6,859
                                                      ==============       ===============

Net income allocable to:
   Limited partners                                   $      124,288       $         6,790
   General Partner                                             1,255                    69
                                                      --------------       ---------------

                                                      $      125,543       $         6,859
                                                      ==============       ===============

Weighted average number of limited
   partnership units outstanding                             314,146                44,819
                                                      ==============       ===============

Net income per weighted average
   limited partnership unit                           $          .40       $          0.15
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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                                      1997             1996
                                                                                      ----             ----
Cash flows from operating activities:
   Net income                                                                $        125,543    $         6,859
                                                                             ----------------    ---------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Finance income portion of receivables paid directly
        to lenders by lessees                                                        (958,529)           (44,661)
      Amortization of initial direct costs                                            310,609              9,238
      Gain on sale of equipment                                                       (32,891)              -
      Interest expense on non-recourse financing paid
        directly by lessees                                                           552,215             34,897
      Collection of principal  - non-financed receivables                             634,268              9,908
      Income from equity investment in joint venture                                  (20,808)              -
      Income from leveraged leases, net                                              (380,630)              -
      Change in operating assets and liabilities:
         Accounts payable - General Partner and affiliates, net                       299,514            253,949
         Accounts payable - other                                                     (32,438)           151,433
         Security deposits and deferred credits                                        20,195               -
         Minority interest in joint venture                                             1,094               -
         Other assets                                                                (720,659)          (163,295)
         Other, net                                                                   (41,937)            (1,384)
                                                                             ----------------    ---------------

           Total adjustments                                                         (369,997)           250,085
                                                                             ----------------    ---------------

        Net cash provided by (used in) operating activities                          (244,454)           256,944
                                                                             ----------------    ---------------

Cash flows from investing activities:
   Equipment and receivables purchased                                             (3,395,281)        (1,036,480)
   Initial direct costs                                                            (1,164,222)          (146,767)
   Proceeds from sale of equipment                                                  1,793,586               -
                                                                             ----------------    ------------

         Net cash used in investing activities                                     (2,765,917)        (1,183,247)
                                                                             ----------------    ----------------

Cash flows from financing activities:
   Issuance of limited partnership units, net of offering expenses                  4,833,663          7,740,504
   Proceeds from note payable affiliate                                             4,250,000                -
   Principal payments on recourse debt                                             (2,150,000)               -
   Cash distributions to partners                                                    (775,320)           (49,451)
   Refund of initial limited partners' capital contribution                              -                (1,000)
                                                                             ----------------    ---------------

         Net cash provided by financing activities                                  6,158,343          7,690,053
                                                                             ----------------    ---------------

Net increase in cash                                                                3,147,972          6,763,750

Cash at beginning of period                                                           698,301              2,000
                                                                             ----------------    ---------------

Cash at end of period                                                        $      3,846,273    $     6,765,750
                                                                             ================    ===============


See accompanying notes to financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

      For the three months ended March 31, 1997 and 1996, non-cash activities included the following:

                                                                  1997               1996
                                                                  ----               ----

Fair value of equipment and receivables
   purchased for debt and payables                         $    (38,220,051)   $    (3,856,235)
Non-recourse notes payable assumed in
   purchase price                                                37,741,972          3,856,235
Accounts payable - equipment                                        478,079               -

Principal and interest on direct
   finance receivables paid directly
   to lenders by lessees                                          3,682,924            261,089
Principal and interest on non-recourse
   financing paid directly to lenders
   by lessees                                                    (3,682,924)          (261,089)

Decrease in investments in finance leases and financings
   due to contributions to joint venture                          5,190,238              -
Increase in equity investment in joint venture                   (5,190,238)             -
                                                           ----------------    ---------------

                                                           $         -         $         -
                                                           ================    ===============

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

2.    Net Investment in Leveraged Leases

      On August 20, 1996 the partnership acquired, subject to a leveraged lease, the residual interest in an aircraft. The aircraft is a McDonnell Douglas DC-10-30F currently on lease to Federal Express. The purchase price was $40,973,585, consisting of $6,000,000 in cash and the assumption of non-recourse senior debt of $26,217,294 and non-recourse junior debt of $8,756,291.

      On December 31, 1996 the Partnership acquired, subject to a leveraged lease, the residual interest in an aircraft. The aircraft is a 1976 McDonnell Douglas DC-10-30 currently on lease to Continental Airlines. The purchase price was $11,320,923, consisting of $2,104,262 in cash and the assumption of non-recourse senior debt of $9,216,661.

The net investment in leveraged leases as of March 31, 1997 consisted of the following:

      Non-cancelable minimum rents receivable (net of
        principal and interest on non-recourse debt)    $        910,000
      Estimated unguaranteed residual values                  24,818,000
      Initial direct costs                                     1,428,392
      Unearned income                                        (16,858,255)
                                                        ----------------
                                                        $     10,298,137

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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

3.    Related Party Transactions

      Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 1997 and 1996 were as follows:

                                              1997             1996
                                              ----             ----

Underwriting commissions                $    111,761      $    179,419     Charged to Equity
Organization and offering                    195,582           313,200     Charged to Equity
Acquisition fees                           1,314,893           146,767     Capitalized
Management fees                              357,477            13,436     Charged to operations
Administrative expense
 reimbursements                              151,194             5,898     Charged to operations
                                        ------------      ------------

Total                                   $  2,130,907      $    658,720
                                        ============      ============

      On March 11, 1997, the Partnership borrowed $4,250,000 from ICON Receivables 1997-A LLC ("1997- A"), an affiliate of the Partnership (see Note
4). This is a short term note, which bears interest at the rate of Libor plus 1.5% and is paid from the Partnership's share of cash flow and securitization proceeds from the equipment lease and finance receivables.

4.    Investment in Joint Venture

      The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

      On March 11, 1997, the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series D and ICON Cash Flow Partners L.P. Six, (collectively "the Members"), contributed and assigned $6,582,150, $5,794,273 and $6,712,631 in equipment lease and finance receivables and residuals with a net book value of $5,465,238, $4,874,857 and $5,553,962, respectively to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created by the Members. The Members received a 34.39%, 30.67% and 34.94% interest, respectively, in 1997-A based on the present value of their related contributions. 1997-A was formed for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "Facility"). Borrowings under the Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $20,000,000. Outstanding amounts under the Facility bear interest equal to Libor plus 1.5%. Collections of receivables from new leases are used to pay down the Facility, however, in the event of a default, all of 1997- A's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining Facility balance and the remaining proceeds will be distributed to the Members in accordance with their membership interests. The Partnership accounts for its investment in 1997- A under the equity method.

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
                                        =================

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              ICON Cash Flow Partners L.P. Seven (the "Partnership") was formed on May 23, 1995 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, January 19, 1996, with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795.17 of capital contributions. Through March 31, 1997, 305,053.03 additional units were subscribed to, bringing the total units and capital subscriptions to 331,420.98 and $33,142,098, respectively.

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

Results of Operations for the Three Months Ended March 31, 1997 and 1996

              Revenue for the three months ended March 31, 1997 were $1,558,019, representing an increase of $1,482,884 from 1996. The increase in revenues resulted primarily from an increase in finance income of $1,050,175, an increase in income from leveraged leases, of $380,630, an increase in net gain on sales or remarketing of equipment of $32,891 and an increase in income from equity investment in joint venture of $20,808. These increases were partially offset by a decrease in interest income and other of $1,620. The increase in finance income resulted from the increase in the average size of the portfolio from 1996 to 1997. Income from leveraged leases, and income from equity investment in joint venture increased due to the Partnership's increased investment in these types of transactions. The net gain on sales or remarketing of equipment increased due to the early termination of a financing transaction. Interest income and other decreased due to a decrease in the average cash balance from 1996 to 1997.

              Expenses for the three months ended March 31, 1997 were $1,432,476, representing an increase of $1,364,200 from 1996. The increase in expenses was due to an increase in interest expense of $539,644, an increase in management fees of $344,041, an increase in amortization of initial direct costs of $301,372, an increase in administrative expense reimbursements of $145,296, an increase in general and administrative expense of $32,753 and an increase in minority interest in joint venture of $1,094. Interest expense increased due to an increase in the average debt outstanding from 1996 to 1997. Management fees, amortization of initial direct costs, administrative expense reimbursement and general and administrative expense increased due to an increase in the average size of the portfolio from 1996 to 1997.

              Net income for the three months ended March 31, 1997 and 1996 was $125,543 and $6,859, respectively. The net income per weighted average limited partnership unit was $0.40 and $0.15, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

Liquidity and Capital Resources

              The Partnership's primary sources of funds for the three months ended March 31, 1997 and 1996 were capital contributions, net of offering expenses, of $4,833,663 and $7,740,504, from limited partners, respectively, net cash provided by operations of $256,944 in 1996, proceeds from sale of equipment of $1,793,586 in 1997 and proceeds from affiliate note of $4,250,000 in 1997. These funds were used to make payments on borrowings, fund cash distributions and to purchase equipment. The Partnership intends to purchase additional equipment and fund cash distributions utilizing capital contributions cash provided by operations, proceeds from sales of equipment and borrowings.

              Cash distributions to limited partners for the three months ended March 31, 1997 and 1996, which were paid monthly, totaled $767,568 and $48,957, respectively, of which $124,288 and $6,790 was investment income and $643,280 and $42,167 was a return of capital, respectively. The monthly annualized cash distributions rate to limited partners was 9.8% and 4.4% of which 1.6% and .6% was investment income and 8.2% and 3.8% was a return of capital, respectively. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1997 and 1996 was $2.45 and $1.09, respectively, of which $.40 and $.15 was investment income and $2.05 and $.94 was a return of capital, respectively.

              On March 11, 1997, the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series D and ICON Cash Flow Partners L.P. Six, (collectively "the Members"), contributed and assigned $6,582,150, $5,794,273 and $6,712,631 in equipment lease and finance receivables and residuals with a net book value of $5,465,238, $4,874,857 and $5,553,962, respectively to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created by the Members. The Members received a 34.39%, 30.67% and 34.94% interest,
respectively,   in  1997-A  based  on  the  present   value  of  their   related
contributions. 1997-A was formed for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "Facility"). Borrowings under the Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $20,000,000. Outstanding amounts under the Facility bear interest equal to Libor plus 1.5%. Collections of receivables from new leases are used to pay down the Facility, however, in the event of a default, all of 1997-A's assets are
available  to  cure  such   default.   The  net   proceeds   from  the  expected
securitization of these assets will be used to pay-off the remaining Facility balance and the remaining proceeds will be distributed to the Members in accordance with their membership interests. The Partnership accounts for its investment in 1997-A under the equity method.

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

No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1997.

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

                                 ICON Cash Flow Partners L. P. Seven
                                 File No. 33-94458 (Registrant)
                                 By its General Partner,
                                 ICON Capital Corp.




May 27, 1997                     Gary N. Silverhardt
------------                     -----------------------------------------------
   Date                          Gary N. Silverhardt
                                 Chief Financial Officer
                                 (Principal financial and account officer of the General Partner of the Registrant)