Form 10-Q
period 1997-06-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 1997-08-14
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                         June 30, 1997
                     -----------------------------------------------------------

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number                             33-94458
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                    June 30,      December 31,
                                                                      1997            1996
       Assets

Cash                                                              $  1,653,996   $   698,301
                                                                  ------------   -----------


Investment in finance leases
   Minimum rents receivable                                         57,112,914    15,894,245
   Estimated unguaranteed residual values                           24,642,353     6,667,481
   Initial direct costs                                              1,796,008       869,559
   Unearned income                                                 (15,327,928)   (3,515,258)
   Allowance for doubtful account                                     (130,000)      (65,000)
                                                                  ------------   -----------

                                                                    68,093,347    19,851,027

Investment in estimated unguaranteed residual value                 12,325,000    12,325,000
                                                                  ------------   -----------

Net investment in leveraged leases                                   9,933,138     9,980,633
                                                                  ------------   -----------

Equity investment in joint venture                                   5,174,931             -
                                                                  ------------   -----------

Investment in financings
   Receivables due in installments                                   1,010,855     6,619,755
   Initial direct costs                                                 18,378       143,565
   Unearned income                                                    (215,920)   (1,271,152)
   Allowance for doubtful account                                      (20,000)      (10,000)
                                                                  ------------   -----------

                                                                       793,313     5,482,168

Other assets                                                           966,807       148,941
                                                                  ------------   -----------

Total assets                                                      $ 98,940,532   $48,486,070
                                                                  ============   ===========

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                    June 30,     December 31,
                                                                      1997           1996

       Liabilities and Partners' Equity

Notes payable - non-recourse                                      $ 52,964,238   $11,089,945
Note payable - recourse                                             10,075,000    12,225,000
Note payable - affiliate                                             4,250,000             -
Accounts payable - other                                                67,486        54,114
Security deposits and deferred credits                                  14,913         6,188
Accounts payable - equipment                                                -      1,790,717
Accounts payable - General Partner and affiliate                            -        438,297
Minority interest                                                       18,134        15,955
                                                                  ------------   -----------
                                                                    67,389,771    25,620,216

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                     (24,028)       (8,694)
   Limited partners (393,611.01 and 275,540.47 units
     outstanding, $100 per unit original
     issue price in 1997 and 1996, respectively)                    31,574,789    22,874,548
                                                                  ------------   -----------

     Total partners' equity                                         31,550,761    22,865,854
                                                                  ------------   -----------

Total liabilities and partners' equity                            $ 98,940,532   $48,486,070
                                                                  ============   ===========














See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                            For the Three Months       For the Six Months
                                               Ended June 30,            Ended June 30,
                                             1997          1996         1997        1996
                                             ----          ----         ----        ----
Revenues

   Finance income                       $  1,320,681  $    143,282   $ 2,420,206  $  192,632
   Interest income and other                  16,342       106,035        40,507     131,820
   Net gain on sales or remarketing
     of equipment                              6,289         -            39,180       -
   Income from leveraged leases, net         371,683         -           752,313       -
   Income from equity investment
     in joint venture                        133,925         -           154,733       -
                                        ------------  ------------   -----------  ----------

   Total revenues                          1,848,920       249,317     3,406,939     324,452
                                        ------------  ------------   -----------  ----------

Expenses

   Interest                                  915,035        93,788     1,489,576     128,685
   Management fees - General Partner         310,152        31,095       667,629      44,531
   Amortization of initial direct costs      295,312        30,743       605,921      39,980
   Administrative expense
     reimbursements - General Partner        137,178        14,272       288,372      20,170
   Provision for bad debts                    75,000            -         75,000          -
   General and administrative                 71,789        16,982       109,350      21,790
   Minority interest in joint venture          1,085            -          2,179          -
                                        ------------  ------------   -----------  ---------


   Total expenses                          1,805,551       186,880     3,238,027     255,156
                                        ------------  ------------   -----------  ----------

Net income                              $     43,369  $     62,437   $   168,912  $   69,296
                                        ============  ============   ===========  ==========

Net income allocable to:
   Limited partners                     $     42,935  $     61,813   $   167,223  $   68,603
   General Partner                               434           624         1,689         693
                                        ------------  ------------   -----------  ----------

                                        $     43,369  $     62,437   $   168,912  $   69,296
                                        ============  ============   ===========  ==========

Weighted average number of limited
   partnership units outstanding             371,828        83,994       343,141      83,994
                                        ============  ============   ===========  ==========

Net income per weighted average
   limited partnership unit             $        .12  $        .74   $       .49  $      .82
                                        ============  ============   ===========  ==========

See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

    For the Six Months Ended June 30, 1997, the Year Ended December 31, 1996
              and the Period from May 23, 1995 (date of inception)
                              to December 31, 1995
                                   (unaudited)

                     Limited Partner Distributions
                        Return of   Investment        Limited       General
                         Capital      Income          Partners      Partner        Total
                      (Per weighted average unit)
Initial partners'
   capital contribution
   - May 23, 1995                                  $       1,000   $   1,000   $       2,000
                                                   -------------   ---------   -------------

Balance at
   December 31, 1995                                       1,000       1,000           2,000

Refund of initial
   limited partners'
   capital contribution                                   (1,000)          -          (1,000)

Proceeds from issuance
   of limited partnership
   units (275,540.47 units)                           27,554,047           -      27,554,047

Sales and offering expenses                           (3,719,796)          -      (3,719,796)

Cash distributions
   to partners              $  6.14   $  2.57         (1,361,099)    (13,749)     (1,374,848)

Net income                                               401,396       4,055         405,451
                                                   -------------   ---------   -------------

Balance at
   December 31, 1996                                  22,874,548      (8,694)     22,865,854

Proceeds from issuance of
   limited partnership units
   (118,223.25 units)                                 11,822,325           -      11,822,325

Sales and offering expenses                           (1,596,014)          -      (1,596,014)

Limited partnership units
   redeemed (102.71 units)                                (8,061)          -          (8,061)

Cash distributions
   to partners              $  4.42   $   .49         (1,685,232)    (17,023)     (1,702,255)

Net income                                               167,223       1,689         168,912
                                                   -------------   ---------   -------------

Balance at
   June 30, 1997                                   $  31,574,789   $ (24,028)  $  31,550,761
                                                   =============   =========   =============

See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                     1997           1996
Cash flows from operating activities:
  Net income                                                   $     168,912    $     69,296
                                                               -------------    ------------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Finance income portion of receivables paid directly
       to lenders by lessees                                      (2,190,935)       (159,364)
     Amortization of initial direct costs                            605,921          39,980
     Gain on sale of equipment                                       (39,180)           -
     Interest expense on non-recourse financing paid
       directly by lessees                                         1,376,939         127,955
     Collection of principal  - non-financed receivables             477,046          52,972
     Allowance for doubtful accounts                                  75,000            -
     Distribution from equity investment in joint venture            397,564            -
     Income from equity investment in joint venture                 (154,733)           -
     Income from leveraged leases, net                              (752,313)           -
     Change in operating assets and liabilities:
        Accounts payable - General Partner and affiliates, net      (438,297)        239,569
        Accounts payable - other                                      13,346         108,082
        Security deposits and deferred credits                         8,725           2,183
        Minority interest in joint venture                             2,179            -
        Other assets                                                (817,866)        (98,560)
        Other, net                                                   208,355         (13,990)
                                                               -------------    ------------

          Total adjustments                                       (1,228,249)        298,827
                                                               -------------    ------------

       Net cash provided by (used in) operating activities        (1,059,337)        368,123
                                                               -------------    ------------

Cash flows from investing activities:
  Equipment and receivables purchased                             (8,917,036)     (1,665,324)
  Initial direct costs                                            (1,678,530)       (325,758)
  Proceeds from sale of equipment                                  1,986,542               -
                                                               -------------    ------------

        Net cash used in investing activities                     (8,609,024)     (1,991,082)
                                                               -------------    ------------

Cash flows from financing activities:
  Issuance of limited partnership units, net of offering expenses 10,226,311      14,056,383
  Proceeds from note payable affiliate                             4,250,000           -
  Principal payments on recourse debt                             (2,150,000)          -
  Cash distributions to partners                                  (1,702,255)       (310,967)
  Refund of initial limited partners' capital contribution             -              (1,000)
                                                               -------------    ------------

        Net cash provided by financing activities                 10,624,056      13,744,416
                                                               -------------    ------------

Net increase in cash                                                 955,695      12,121,457

Cash at beginning of period                                          698,301           2,000
                                                               -------------    ------------

Cash at end of period                                          $   1,653,996    $ 12,123,457
                                                               =============    ============

See accompanying notes to consolidated financial statements.

                              ICON Cash Flow Partners L. P. Seven
                               (A Delaware Limited Partnership)

                       Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

     For the six months ended June 30, 1997 and 1996, non-cash activities included the following:

                                                                     1997           1996
                                                                     ----           ----

Fair value of equipment and receivables
  purchased for debt and payables                              $ (49,162,092)   $ (9,176,980)
Non-recourse notes payable assumed in
  purchase price                                                  49,162,092       6,923,217
Accounts payable - equipment                                              -        2,253,763

Principal and interest on direct
  finance receivables paid directly
  to lenders by lessees                                           11,138,659         827,892
Principal and interest on non-recourse
  financing paid directly to lenders
  by lessees                                                     (11,138,659)       (827,892)

Decrease in investments in finance leases and financings
  due to contributions to joint venture                            5,190,238         -
Increase in equity investment in joint venture                    (5,190,238)        -
                                                               -------------    -----------

                                                               $     -          $    -
                                                               =============    ===========

     Interest expense of $1,489,576 and $128,685 for the six months ended June 30, 1997 and 1996 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $1,376,939 and $127,955, respectively, and other interest of $112,637 and $730, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 1996

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

The net investment in leveraged leases as of June 30, 1997 consisted of the following:

Non-cancelable minimum rents receivable (net of
  principal and interest on non-recourse debt)                   $     914,666
Estimated unguaranteed residual values                              24,818,000
Initial direct costs                                                 1,346,199
Unearned income                                                    (17,145,727)
                                                                 -------------
                                                                 $   9,933,138

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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of 1997-A as of and for the six months ended June 30, 1997 is summarized below:

                                                  June 30, 1997

              Assets                              $  31,019,376
                                                  =============

              Liabilities                         $  15,969,603
                                                  =============

              Equity                              $  15,049,773
                                                  =============

                                                 Six Months Ended
                                                  June 30, 1997

              Net income                          $     450,002
                                                  =============

4.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 1997 and 1996 were as follows:

                                1997         1996

Underwriting commissions    $  236,447    $  325,003     Charged to Equity
Organization and offering      413,781       568,755     Charged to Equity
Acquisition fees             1,678,530       325,758     Capitalized
Management fees                667,629        44,531     Charged to operations
Administrative expense
 reimbursements                288,372        20,170     Charged to operations
                            ----------    ----------

Total                       $3,284,759    $1,284,217
                            ==========    ==========

     On December 31, 1996, the Partnership and an affiliate formed a joint venture for the purpose of acquiring and managing an aircraft. (See Note 3 for additional information relating to the joint venture.)

     On March 11, 1997, the Partnership borrowed $4,250,000 from 1997-A , an affiliate of the Partnership (see Note 3). The note is a short term note, bears interest at Libor plus 1.5% and will be paid from the Partnership's share of securitization proceeds.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)


Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

           ICON Cash Flow Partners L.P. Seven (the "Partnership") was formed on May 23, 1995 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, January 19, 1996, with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795.17 of capital contributions. Through June 30, 1997, 367,395.78 additional units were admitted, bringing the total units and capital subscriptions to 393,763.72 and $39,376,372, respectively.

           The Partnership's portfolio consisted of a net investment in finance leases, estimated unguaranteed residual value, leveraged leases, equity investment in joint venture and financings representing 71%, 13%, 10%, 5% and 1% of total investments at June 30, 1997, respectively and 77%, 0%, 0% 0% and 23% at June 30, 1996, respectively.

Results of Operations

Three Months Ended June 30, 1997 and 1996

           For the three months ended June 30, 1997 and 1996 the Partnership leased or financed equipment with an initial cost of $12,121,225 and $5,962,528, respectively to 6 and 67 lessees or equipment users respectively.

           Revenue for the three months ended June 30, 1997 were $1,848,920, representing an increase of $1,599,603 from 1996. The increase in revenues resulted primarily from an increase in finance income of $1,177,399 an increase in income from leveraged leases of $371,683, an increase in income from an equity investment in a joint venture of $133,925 and an increase in net gain on sales or remarketing of equipment of $6,289. These increases were partially offset by a decrease in interest income and other of $89,693 or 85% from 1996. The increase in finance income resulted from an increase in the average size of the portfolio from 1996 to 1997. Income from leveraged leases and income from equity investment in joint venture increased due to the Partnership's increased investment in these types of transactions. The net gain on sales or remarketing of equipment increased due to the early termination of a financing transaction. Interest income and other decreased due to a decrease in the average cash balance from 1996 to 1997.

           Expenses for the three months ended June 30, 1997 were $1,805,551, representing an increase of $1,618,671 from 1996. The increase in expenses was due to an increase in interest expense of $821,247, an increase in management fees of $279,057, an increase in amortization of initial direct costs of $264,569, an increase in administrative expense reimbursements of $122,906, an increase in provision for bad debts of $75,000, an increase in general and administrative expense of $54,807 and an increase in minority interest in joint venture of $1,085. Interest expense increased due to an increase in the average debt outstanding from 1996 to 1997. Management fees, amortization of initial direct costs, administrative expense reimbursements and general and administrative expense increased due to an increase in the average size of the portfolio from 1996 to 1997. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that a $75,000 provisions for bad debts was required for the three months ended June 30, 1997.

           Net income for the three months ended June 30, 1997 and 1996 was $43,369 and $62,437, respectively. The net income per weighted average limited partnership unit was $.12 and $.74, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

Six Months Ended June 30, 1997 and 1996

           For the six months ended June 30, 1997 and 1996 the Partnership leased or financed equipment with an initial cost of $56,130,601 and $10,856,638, respectively to 21 and 75 lessees or equipment users respectively. The weighted average initial transaction term for each year was 51 and 36 months respectively.

           Revenues for the six months ended June 30, 1997 were $3,406,939, representing an increase of $3,082,487 from 1996. The increase in revenues resulted from an increase in finance income of $2,227,574, an increase in income from leveraged leases of $752,313, an increase in income from equity investment in joint venture of $154,733 and an increase in net gain on sales or remarketing of equipment of $39,180. These increases were partially offset by a decrease in interest income and other of $91,313 or 69% from 1996. The increase in finance income resulted from the increase in the average size of the portfolio from 1996 to 1997. Income from leveraged leases, and income from equity investment in joint venture increased due to the Partnership's increased investment in these types of transactions. The net gain on sales or remarketing of equipment increased due to the early termination of a financing transaction. Interest income and other decreased due to a decrease in the average cash balance from 1996 to 1997.

           Expenses for the three months ended June 30, 1997 were $3,238,027, representing an increase of $2,982,871 from 1996. The increase in expenses was due to an increase in interest expense of $1,360,891, an increase in management fees of $623,098, an increase in amortization of initial direct costs of $565,941, an increase in administrative expense reimbursements of $268,202, an increase in provision for bad debts of $75,000, an increase in general and administrative expense of $87,560 and an increase in minority interest in joint venture of $2,179. Interest expense increased due to an increase in the average debt outstanding from 1996 to 1997. Management fees, amortization of initial direct costs, administrative expense reimbursement and general and administrative expense increased due to an increase in the average size of the portfolio from 1996 to 1997. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that a $75,000 provision for bad debts was required for the six months ended June 30, 1997.

           Net income for the six months ended June 30, 1997 and 1996 was $168,912 and $69,296, respectively. The net income per weighted average limited partnership unit was $.49 and $.82, respectively.

Liquidity and Capital Resources

           The Partnership's primary sources of funds for the six months ended June 30, 1997 and 1996 were capital contributions, net of offering expenses, of $10,226,311 and $14,056,383, from limited partners, respectively, net cash provided by operations of $368,123 in 1996, proceeds from sale of equipment of $1,986,542 in 1997 and proceeds from affiliate note of $4,250,000 in 1997. These funds were used to make payments on borrowings, fund cash distributions and to purchase equipment. The Partnership intends to purchase additional equipment and fund cash distributions utilizing capital contributions cash provided by operations, proceeds from sales of equipment and borrowings.

           Cash distributions to limited partners for the six months ended June 30, 1997 and 1996, which were paid monthly, totaled $1,685,232 and $307,857, respectively, of which $167,223 and $68,603 was investment income and $1,518,009 and $239,254 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 9.8% and 7.3% for 1996 and 1997, of which 1.0% and 1.6% was investment income and 8.8% and 5.7% was a return of capital respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1997 and 1996 was $4.91 and $3.67, respectively, of which $.49 and $.82 was investment income and $4.42 and $2.85 was a return of capital, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

           On March 11, 1997, the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series D and ICON Cash Flow Partners L.P. Six, (collectively "the Members"), contributed and assigned $6,582,150, $5,794,273 and $6,712,631 in equipment lease and finance receivables and residuals with a net book value of $5,465,238, $4,874,857 and $5,553,962, respectively to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created by the Members. The Members received a 34.39%, 30.67% and 34.94% interest, respectively, in 1997-A based on the present value of their related contributions. 1997-A was formed for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "Facility"). Borrowings under the Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $25,000,000. Outstanding amounts under the Facility bear interest equal to Libor plus 1.5%. Collections of receivables from new leases are used to pay down the Facility, however, in the event of a default, all of 1997-A's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining Facility balance and the remaining proceeds will be distributed to the Members in accordance with their membership interests. The Partnership accounts for its investment in 1997-A under the equity method.

           As of June 30, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)


PART II  - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1997.

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

                                   ICON Cash Flow Partners L. P. Seven
                                   File No. 33-94458 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.




August 14, 1997                    Gary N. Silverhardt
---------------                    ---------------------------------------------
      Date                         Gary N. Silverhardt
                                   Chief Financial Officer
                                  (Principal financial and account officer
                                   of the General Partner of the Registrant)