Form 10-Q
period 1997-09-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 1997-11-14
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                        September 30, 1997
                     -----------------------------------------------------------

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number                           33-94458
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                      September 30,    December 31,
                                                          1997             1996
       Assets

Cash ..............................................   $   2,215,972    $     698,301
                                                      -------------    -------------


Investment in finance leases
   Minimum rents receivable .......................      63,343,517       15,894,245
   Estimated unguaranteed residual values .........      35,667,353        6,667,481
   Initial direct costs ...........................       2,432,389          869,559
   Unearned income ................................     (18,519,751)      (3,515,258)
   Allowance for doubtful account .................        (155,000)         (65,000)
                                                      -------------    -------------

                                                         82,768,508       19,851,027

Investment in estimated unguaranteed residual value      26,531,664       12,325,000
                                                      -------------    -------------

Net investment in leveraged leases ................      10,222,253        9,980,633
                                                      -------------    -------------

Equity investment in joint ventures ...............       2,044,613             --
                                                      -------------    -------------

Investment in financings
   Receivables due in installments ................         927,413        6,619,755
   Initial direct costs ...........................          16,843          143,565
   Unearned income ................................        (201,160)      (1,271,152)
   Allowance for doubtful account .................         (22,222)         (10,000)
                                                      -------------    -------------

                                                            720,874        5,482,168

Other assets ......................................         778,708          148,941
                                                      -------------    -------------

Total assets ......................................   $ 125,282,592    $  48,486,070
                                                      =============    =============

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                   (unaudited)


                                                        September 30,     December 31,
                                                            1997              1996

       Liabilities and Partners' Equity

Notes payable - non-recourse ........................   $  63,005,173    $  11,089,945
Note payable - recourse .............................      23,044,164       12,225,000
Accounts payable - equipment ........................       1,637,837        1,790,717
Accounts payable - General Partner and affiliate, net         415,743          438,297
Accounts payable - other ............................          33,335           54,114
Minority interest in joint venture ..................          19,230           15,955
Security deposits and deferred credits ..............          17,674            6,188
                                                        -------------    -------------
                                                           88,173,157       25,620,216

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ..................................         (34,433)          (8,694)
   Limited partners (470,085.34 and 275,540.47 units
     outstanding, $100 per unit original
     issue price in 1997 and 1996, respectively) ....      37,143,869       22,874,548
                                                        -------------    -------------

     Total partners' equity .........................      37,109,436       22,865,854
                                                        -------------    -------------

Total liabilities and partners' equity ..............   $ 125,282,592    $  48,486,070
                                                        =============    =============














See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                           For the Three Months      For the Nine Months
                                            Ended September 30,       Ended September 30,
                                             1997         1996         1997          1996
Revenues

   Finance income .....................   $1,414,310   $  191,233   $3,834,516   $  383,865
   Income from leveraged leases, net ..      914,314         --      1,666,627         --
   Income from equity investment
     in joint ventures ................      129,224         --        283,957         --
   Interest income and other ..........       33,399      105,246       73,906      237,066
   Net gain on sales or remarketing
     of equipment .....................         --           --         39,180         --
                                          ----------   ----------   ----------   ----------

   Total revenues .....................    2,491,247      296,479    5,898,186      620,931
                                          ----------   ----------   ----------   ----------

Expenses

   Interest ...........................    1,413,016       77,675    2,902,592      206,360
   Management fees - General Partner ..      416,990       31,763    1,084,619       76,294
   Amortization of initial direct costs      298,935       34,195      904,856       74,175
   Administrative expense
     reimbursements - General Partner .      175,262       16,975      463,634       37,145
   Provision for bad debts ............       75,000         --        150,000         --
   General and administrative .........       44,629        9,581      153,978       31,371
   Minority interest in joint venture .        1,096         --          3,275         --
                                          ----------   ----------   ----------   ----------

   Total expenses .....................    2,424,927      170,189    5,662,954      425,345
                                          ----------   ----------   ----------   ----------

Net income ............................   $   66,320   $  126,290   $  235,232   $  195,586
                                          ==========   ==========   ==========   ==========

Net income allocable to:
   Limited partners ...................   $   65,657   $  125,027   $  232,880   $  193,630
   General Partner ....................          663        1,263        2,352        1,956
                                          ----------   ----------   ----------   ----------

                                          $   66,320   $  126,290   $  235,232   $  195,586
                                          ==========   ==========   ==========   ==========

Weighted average number of limited
   partnership units outstanding ......      450,393      118,537      377,934      118,537
                                          ==========   ==========   ==========   ==========

Net income per weighted average
   limited partnership unit ...........   $      .15   $     1.05   $      .62   $     1.63
                                          ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 1997, the
                Year Ended December 31, 1996 and the Period from
                        May 23, 1995 (date of inception)
                              to December 31, 1995
                                   (unaudited)

                          Limited Partner Distributions
                             Return of    Investment            Limited       General
                              Capital       Income              Partners      Partner      Total
                           (Per weighted average unit)
Initial partners'
    capital contribution
    - May 23, 1995                                            $     1,000    $  1,000   $     2,000
                                                              -----------    --------   -----------

Balance at
    December 31, 1995                                               1,000       1,000         2,000

Refund of initial
    limited partners'
    capital contribution                                           (1,000)        -          (1,000)

Proceeds from issuance
    of limited partnership
    units (275,540.47 units)                                   27,554,047         -      27,554,047

Sales and offering expenses                                    (3,719,796)        -      (3,719,796)

Cash distributions
    to partners                $6.14        $2.57              (1,361,099)    (13,749)   (1,374,848)

Net income                                                        401,396       4,055       405,451
                                                              -----------    --------   -----------

Balance at
    December 31, 1996                                          22,874,548      (8,694)   22,865,854

Proceeds from issuance of
    limited partnership units
    (194,545.89 units)                                         19,454,589         -      19,454,589

Sales and offering expenses                                    (2,626,343)        -      (2,626,343)

Limited partnership units
    redeemed (102.71 units)                                       (11,211)        -         (11,211)

Cash distributions
    to partners                $5.68        $ .49              (2,780,594)    (28,091)   (2,808,685)

Net income                                                        232,880       2,352       235,232
                                                              -----------    --------   -----------

Balance at
    September 30, 1997                                        $37,143,869    $(34,433)  $37,109,436
                                                              ===========    ========   ===========

See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                          1997            1996
                                                                          ----            ----
Cash flows from operating activities:
   Net income ....................................................   $    235,232    $    195,586
                                                                     ------------    ------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Finance income portion of receivables paid directly
        to lenders by lessees ....................................     (3,565,301)       (254,839)
      Amortization of initial direct costs .......................        904,856          74,175
      Gain on sale of equipment ..................................        (39,180)           --
      Interest expense on non-recourse financing paid
        directly by lessees ......................................      2,722,243         202,765
      Collection of principal  - non-financed receivables ........        486,039         245,605
      Allowance for doubtful accounts ............................        102,222            --
      Distribution from equity investment in joint venture .......      4,889,804            --
      Income from equity investment in joint venture .............       (283,957)           --
      Income from leveraged leases, net ..........................     (1,666,627)           --
      Change in operating assets and liabilities:
         Accounts payable - General Partner and affiliates, net ..        (22,554)
         Accounts payable - other ................................        (20,778)        210,679
         Security deposits and deferred credits ..................         11,486           2,184
         Minority interest in joint venture ......................          3,275            --
         Other assets ............................................       (629,768)        (68,901)
         Other, net ..............................................       (479,230)        (34,121)
                                                                     ------------    ------------

           Total adjustments .....................................      2,412,530         377,547
                                                                     ------------    ------------

        Net cash provided by operating activities ................      2,647,762         573,133
                                                                     ------------    ------------

Cash flows from investing activities:
   Equipment and receivables purchased ...........................    (12,601,899)    (13,334,301)
   Initial direct costs ..........................................     (2,064,530)     (1,675,433)
   Investment in joint venture ...................................       (500,000)           --
   Proceeds from sale of equipment ...............................      2,166,777            --
                                                                     ------------    ------------

         Net cash used in investing activities ...................    (12,999,652)    (15,009,734)
                                                                     ------------    ------------

Cash flows from financing activities:
   Issuance of limited partnership units, net of offering expenses     16,828,246      18,591,229
   Proceeds from note payable affiliate ..........................      4,250,000            --
   Principal payments on loans from affiliate ....................     (4,250,000)           --
   Principal payments on notes payable - recourse ................     (2,150,000)           --
   Cash distributions to partners ................................     (2,808,685)       (842,312)
   Refund of initial limited partners' capital contribution ......           --            (1,000)
                                                                     ------------    ------------

         Net cash provided by financing activities ...............     11,869,561      17,747,917
                                                                     ------------    ------------

Net increase in cash .............................................      1,517,671       3,311,316

Cash at beginning of period ......................................        698,301           2,000
                                                                     ------------    ------------

Cash at end of period ............................................   $  2,215,972    $  3,313,316
                                                                     ============    ============

See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

      For the nine months ended September 30, 1997 and 1996, non-cash activities included the following:

                                                                 1997               1996
                                                                 ----               ----

Fair value of equipment and receivables
   purchased for debt and payables .....................   $(62,862,382)   $(42,477,028)
Non-recourse notes payable assumed in
   purchase price ......................................     62,862,382      42,465,464
Accounts payable - equipment ...........................           --            11,564

Principal and interest on direct
   finance receivables paid directly
   to lenders by lessees ...............................     15,043,476       1,339,261
Principal and interest on non-recourse
   financing paid directly to lenders
   by lessees ..........................................    (15,043,476)     (1,339,261)

Decrease in investments in finance leases and financings
   due to contributions to joint venture ...............      6,150,460            --
Increase in equity investment in joint venture .........     (6,150,460)           --
                                                           ------------    ------------

                                                           $       --      $       --
                                                           ============    ============

      Interest expense of $2,902,592 and $206,360 for the nine months ended September 30, 1997 and 1996 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $2,722,243 and $202,765, respectively, and other interest of $180,349 and $3,595 respectively.

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

The net investment in leveraged leases as of September 30, 1997 consisted of the following:

Non-cancelable minimum rents receivable (net of
  principal and interest on non-recourse debt)    $  9,964,073
Estimated unguaranteed residual values ........     24,818,000
Initial direct costs ..........................      1,282,722
Unearned income ...............................    (25,842,542)
                                                  ------------
                                                  $ 10,222,253

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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

      Prior to the acquisition of the Federal Express transaction, the free cash flow, the rent in excess of the senior debt payments, was financed by an affiliated partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), (i.e., the junior debt). On January 29, 1997, the Partnership refinanced a portion of the junior debt with a third party.

3.    Investment in Joint Venture

      The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

ICON Cash flow LLC III

      In December 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P. Series E ("Series E") formed ICON Cash Flow Partners L.L.C. III (?ICON Cash Flow LLC III?), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10-30. The Partnership and Series E contributed $1,579,514 (99%) and $15,955 (1%) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC III. ICON Cash Flow LLC III acquired the aircraft, assuming $9,309,759 in non-recourse debt and utilizing contributions received from the Partnership and Series E. The purchase price of the transaction totaled $10,905,228. The lease is a leveraged lease and the lease term expires in March 2003. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's financial statements include 100% of the assets and liabilities of ICON Cash Flow LLC III. Series E's investment in ICON Cash Flow LLC III has been reflected as "Minority interest in joint venture."

      ICON Receivables 1997-A LLC

      In March 1997 the Partnership, Series D, ICON Cash Flow Partners L.P. Six ("L.P. Six") and contributed and assigned equipment lease and finance receivables and residuals with a net book value of $5,465,238, $4,874,857 and $5,553,962, respectively to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-A Facility"). Borrowings under the 1997-A Facility were based on the present value of the new leases. Outstanding amounts under the 1997-A Facility bore interest equal to Libor plus 1.5%.

      On September 19, 1997 Series E and L.P. Six contributed and assigned equipment lease and finance receivables and residuals with a net book value of $15,698,027 and $5,346,909, respectively to 1997-A. The Partnership, Series D, Series E and L.P. Six (collectively the "1997-A Members") received a 19.97%, 17.81% 31.19% and 31.03% interest, respectively, in 1997-A based on the present value of their related contributions.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

      On September 19, 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. The net proceeds from the securitization totaled $47,140,183, of which $16,658,877 was used to pay down the 1997-A Facility, and the remaining proceeds, after establishing reserves for expenses, were distributed to the 1997-A Members based on their respective interests. 1997-A became the beneficial owner of a trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization, the portfolio as well as the General Partner's servicing capabilities were rated "AA" by Duff & Phelps and Fitch, both nationally recognized rating agencies. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. 1997-A remits all monies received from the portfolio to TCB. TCB is responsible for disbursing to the noteholders their respective principal and interest and to 1997-A the excess of cash collected over debt service from the portfolio. The 1997-A Members received their pro rata share of any excess cash on a monthly basis from 1997-A. The Partnership's share of the net proceeds from the securitization totaled $4,889,804. The Partnership used these proceeds to payoff the $4,250,000 note payable to 1997-A.The Partnership accounts for its investment in 1997-A under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

      Information as to the financial position and results of operations of 1997-A as of and for the nine months ended September 30, 1997 is summarized below:

                                             September 30, 1997

               Assets                          $ 54,950,026
                                               ============

               Liabilities                     $ 49,150,356
                                               ============

               Equity                          $  5,799,670
                                               ============

                                             Nine Months Ended
                                             September 30, 1997

               Net income                      $    677,434
                                               ============

       ICON Receivables 1997-B LLC

      In August 1997 the Partnership, Series E and L.P. Six (collectively, the "1997-B Members") formed ICON Receivables 1997-B LLC ("1997-B"), for the purpose of originating lease transactions and ultimately securitizing its portfolio. The 1997-B Members contributed $500,000 (16.67% interest), $250,000 (8.33% interest)
and $2,250,000 (75.00% interest), respectively to 1997-B. In order to fund the acquisition of additional leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-B Facility"). Borrowings under the 1997-B Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $13,000,000. Outstanding amounts under the 1997-B Facility bear interest equal to Libor plus 1.5%. Collections of receivables from leases are used to pay down the 1997-B Facility, however, in the event of a default, all of 1997-B's assets are available to cure such default. The net proceeds from

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

the expected securitization of these assets will be used to pay-off the remaining 1997-B Facility balance and the remaining proceeds will be distributed to the 1997-B Members in accordance with their membership interests. The Partnership accounts for its investment in 1997-B under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distribution thereafter.

      Information as to the financial position and results of operations of 1997-B as of and for the nine months ended September 30, 1997 is summarized below:

                                            September 30, 1997

               Assets                         $   5,788,006
                                              =============

               Liabilities                    $   2,756,456
                                              =============

               Equity                         $   3,031,550
                                              =============

                                            Nine Months Ended
                                            September 30, 1997

               Net income                     $      31,550
                                              =============

4.    Related Party Transactions

      Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 1997 and 1996 were as follows:

                                     1997             1996
                                     ----             ----

Underwriting commissions       $    389,092      $    429,855     Charged to Equity
Organization and offering           680,910           752,246     Charged to Equity
Acquisition fees                  2,064,530         1,675,433     Capitalized
Management fees                   1,084,619            76,294     Charged to operations
Administrative expense
 reimbursements                     463,634            37,142     Charged to operations
                               ------------      ------------

Total                          $  4,682,785      $  2,970,973
                               ============      ============

      On December 31, 1996, the Partnership and an affiliate formed a joint venture for the purpose of acquiring and managing an aircraft. (See Note 3 for additional information relating to the joint venture.)

      On March 11, 1997, the Partnership borrowed $4,250,000 from 1997-A , an affiliate of the Partnership (see Note 3). The note is a short term note, bears interest at Libor plus 1.5% and was paid from the Partnership's share of securitization proceeds September 1997.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)


Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

              ICON Cash Flow Partners L.P. Seven (the "Partnership") was formed on May 23, 1995 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, January 19, 1996, with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795.17 of capital contributions. Through September 30, 1997, 443,717.39 additional units were admitted, bringing the total units and capital subscriptions to 470,085.34 and $47,008,534, respectively.

              The Partnership's portfolio consisted of a net investment in finance leases, estimated unguaranteed residual value, leveraged leases, equity investment in joint venture and financings representing 68%, 22%, 8%, 2% and less than 1% of total investments at September 30, 1997, respectively and 41%, 26%, 21%, 0% and 12% at September 30, 1996, respectively.

Results of Operations

Three Months Ended September 30, 1997 and 1996

              For the three months ended September 30, 1996 the Partnership leased or financed equipment with an initial cost of $44,991,096 to 50 lessees or equipment users.

              Revenue for the three months ended September 30, 1997 were $2,491,247, representing an increase of $2,194,768 from 1996. The increase in revenues resulted primarily from an increase in finance income of $1,223,077, an increase in income from leveraged leases of $914,314 or 100% and an increase in income from equity investment in joint venture of $129,224 or 100%. These increases were partially offset by a decrease in interest income and other of $71,847 or 68% from 1996. The increase in finance income resulted from an increase in the average size of the portfolio from 1996 to 1997. Income from leveraged leases increased due to the Partnership's increased investment in leverage lease transactions. Income from equity investment in joint venture increased due to an increase in the average size of the portfolio under investment. Interest income and other decreased due to a decrease in the average cash balance from 1996 to 1997.

              Expenses for the three months ended September 30, 1997 were $2,424,927, representing an increase of $2,254,738 from 1996. The increase in expenses resulted primarily from an increase in interest expense of $1,335,341, an increase in management fees of $385,227, an increase in amortization of initial direct costs of $264,740, an increase in administrative expense reimbursements of $158,287, an increase in provision for bad debt of $75,000 or 100%, an increase in general and administrative expense of $35,048 and an increase in minority interest in joint venture of $1,096. Interest expense increased due to an increase in the average debt outstanding from 1996 to 1997. Management fees, amortization of initial direct costs, administrative expense reimbursements and general and administrative expense increased due to an increase in the average size of the portfolio from 1996 to 1997. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that a greater provision for bad debts of $75,000 was required for the three months ended September 30, 1997.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

              Net income for the three months ended September 30, 1997 and 1996 was $66,320 and $126,290, respectively. The net income per weighted average limited partnership unit was $.15 and $1.05, respectively.

Nine Months Ended September 30, 1997 and 1996

              For the nine months ended September 30, 1997 and 1996 the Partnership leased or financed equipment with an initial cost of $51,527,713 and $55,847,778, respectively to 21 and 125 lessees or equipment users respectively. The weighted average initial transaction term for each year was 51 and 44 months respectively.

              Revenues for the nine months ended September 30, 1997 were $5,898,186, representing an increase of $5,277,255 from 1996. The increase in revenues resulted from an increase in finance income of $3,450,651, an increase in income from leveraged lease of $1,666,627 or 100%, an increase in income from equity investment in joint venture of $283,957 or 100% and an increase in net gain on sales or remarketing of equipment of $39,180 or 100%. These increases were partially offset by a decrease in interest income and other of $163,160 or 69% from 1996. The increase in finance income resulted from the increase in the average size of the portfolio from 1996 to 1997. Income from leveraged leases, and income from equity investment in joint venture increased due to the Partnership's increased investment in these types of transactions. The net gain on sales or remarketing of equipment increased due to the early termination of a financing transaction. Interest income and other decreased due to a decrease in the average cash balance from 1996 to 1997.

              Expenses for the nine months ended September 30, 1997 were $5,662,954, representing an increase of $5,237,609 from 1996. The increase in expenses was due to an increase in interest expense of $2,696,232, an increase in management fees of $1,008,325, an increase in amortization of initial direct costs of $830,681, an increase in administrative expense reimbursements of $426,489, an increase in provision for bad debt of $150,000 or 100%, an increase in general and administrative expense of $122,608 and an increase in minority interest in joint venture of $3,275 or 100%. Interest expense increased due to an increase in the average debt outstanding from 1996 to 1997. Management fees, amortization of initial direct costs, administrative expense reimbursement and general and administrative expense increased due to an increase in the average size of the portfolio from 1996 to 1997. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that a $150,000 provision for bad debts was required for the nine months ended September 30, 1997.

              Net income for the nine months ended September 30, 1997 and 1996 was $235,232 and $195,586, respectively. The net income per weighted average limited partnership unit was $.62 and $1.63, respectively.

Liquidity and Capital Resources

              The Partnership's primary sources of funds for the nine months ended September 30, 1997 and 1996 were capital contributions, net of offering expenses, of $16,828,246 and $18,591,229, from limited partners, respectively, net cash provided by operations of $4,122,847 and $573,133, respectively, proceeds from sale of equipment of $2,041,692 in 1997 and proceeds from affiliate note of $4,250,000 in 1997. These funds were used to make payments on borrowings, fund cash distributions and to purchase equipment. The Partnership intends to purchase additional equipment and fund cash distributions utilizing capital contributions cash provided by operations, proceeds from sales of equipment and borrowings.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

              Cash distributions to limited partners for the nine months ended September 30, 1997 and 1996, which were paid monthly, totaled $2,780,594 and $834,659, respectively, of which $232,880 and $193,630 was investment income and $2,547,714 and $641,029 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 22.1% and 21.2% for 1996 and 1997, of which 1.85% and 4.92% was investment income and 20.25% and 16.28% was a return of capital respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1997 and 1996 was $6.17 and $7.04, respectively, of which $.49 and $1.63 was investment income and $5.68 and $5.41 was a return of capital, respectively.

      In March 1997 the Partnership, Series D, ICON Cash Flow Partners L.P. Six ("L.P. Six") and contributed and assigned equipment lease and finance receivables and residuals with a net book value of $5,465,238, $4,874,857 and $5,553,962, respectively to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-A Facility"). Borrowings under the 1997-A Facility were based on the present value of the new leases. Outstanding amounts under the 1997-A Facility bore interest equal to Libor plus 1.5%.

      On September 19, 1997 Series E and L.P. Six contributed and assigned equipment lease and finance receivables and residuals with a net book value of $15,698,027 and $5,346,909, respectively to 1997-A. The Partnership, Series D, Series E and L.P. Six (collectively the "1997-A Members") received a 19.97%, 17.81% 31.19% and 31.03% interest, respectively, in 1997-A based on the present value of their related contributions.

      On September 19, 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. The net proceeds from the securitization totaled $47,140,183, of which $16,658,877 was used to pay down the 1997-A Facility, and the remaining proceeds, after establishing reserves for expenses, were distributed to the 1997-A Members based on their respective interests. 1997-A became the beneficial owner of a trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization, the portfolio as well as the General Partner's servicing capabilities were rated "AA" by Duff & Phelps and Fitch, both nationally recognized rating agencies. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. 1997-A remits all monies received from the portfolio to TCB. TCB is responsible for disbursing to the noteholders their respective principal and interest and to 1997-A the excess of cash collected over debt service from the portfolio. The Partnership's share of the net proceeds from the securitization totaled $4,889,804. The Partnership used these proceeds to payoff the $4,250,000 note payable to 1997-A. The Partnership accounts for its investment in 1997-A under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

      In August 1997 the Partnership, Series E and L.P. Six (collectively, the "1997-B Members") formed ICON Receivables 1997-B LLC ("1997-B"), for the purpose of originating lease transactions and ultimately securitizing its portfolio. The 1997-B Members contributed $500,000 (16.67% interest), $250,000 (8.33% interest)
and $2,250,000 (75.00% interest), respectively to 1997-B. In order to fund the acquisition of additional leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-B Facility"). Borrowings under the 1997-B Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

exceed $13,000,000. Outstanding amounts under the 1997-B Facility bear interest equal to Libor plus 1.5%. Collections of receivables from leases are used to pay down the 1997-B Facility, however, in the event of a default, all of 1997-B's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining 1997-B Facility balance and the remaining proceeds will be distributed to the 1997-B Members in accordance with their membership interests. The Partnership accounts for its investment in 1997-B under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distribution thereafter.

              As of September 30, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)


PART II  - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1997.

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

                                   ICON Cash Flow Partners L. P. Seven
                                   File No. 33-94458 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.




November 14, 1997                  /s/ Gary N. Silverhardt
-----------------                  ---------------------------------------------
      Date                         Gary N. Silverhardt
                                   Chief Financial Officer
                                   (Principal financial and account officer
                                   of the General Partner of the Registrant)