Form 10-K
period 1997-12-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 1998-03-31
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[    X ] Annual  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
         Exchange Act of 1934 [Fee Required]

For the fiscal year ended                   December 31, 1997
                          ------------------------------------------------------
                                                        or

[    ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
        Exchange Act of 1934 [Fee Required]

For the transition period from                    to
                              --------------------  ----------------------------

Commission File Number                         33-94458
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

              600 Mamaroneck Avenue, Harrison, New York 10528-1632
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code         (914) 698-0600
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

Title of each class                   Name of each exchange on which registered

----------------------------------    ------------------------------------------

----------------------------------    ------------------------------------------


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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1997

                                TABLE OF CONTENTS

Item                                                                     Page

PART I

1.   Business                                                            3-4

2.   Properties                                                            4

3.   Legal Proceedings                                                     4

4.   Submission of Matters to a Vote of Security Holders                   5

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                               5

6.   Selected Financial and Operating Data                                 5

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                 6-8

8.   Financial Statements and Supplementary Data                        9-29

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                  30

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                   30-31

11.  Executive Compensation                                               32

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                       32

13.  Certain Relationships and Related Transactions                       32

PART IV

14.  Exhibits, Financial Statement Schedules,
     Reports and Amendments                                               33

SIGNATURES                                                                34

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1997


PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners L.P. Seven (the "Partnership"), was formed on May 23, 1995 as a Delaware limited partnership. The Partnership's maximum offering is $100,000,000. The Partnership commenced business operations on its initial closing date, January 19, 1996 with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. Between January 19, 1996 and December 31, 1996, 249,172.52 additional units were admitted representing $24,917,252 of capital contributions. In 1997, 285,927.35 additional units were admitted representing $28,592,735 of capital contributions. In 1997, 1,625.63 units were redeemed, leaving 559,842.19 partnership units outstanding at December 31, 1997.

     In the third quarter of 1997 the Partnership received approval from the Securities and Exchange Commission to extend the Partnership's offering period by twelve months. The Partnership's offering period will end no later than November 9, 1998.

Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership intends to: (1) acquire a diversified portfolio of short-term, high-yield investments; (2) make monthly cash distributions to its limited partners from cash from operations, commencing with each limited partner's admission to the Partnership, continuing through the Reinvestment Period, which period will end no later than the eighth anniversary of the final closing date;
(3) re-invest substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the Reinvestment Period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners within six to thirty-six months after the end of the Reinvestment Period. In addition to acquiring equipment and entering into leases, the Partnership will (1) acquire equipment already subject to leases originated by affiliates and non-affiliated lessors and (2) enter into financing transactions, which are (i) secured by the equipment financed and lease revenues therefrom (if any) and additional collateral as deemed necessary by the credit review committee of the General Partner, and (ii) evidenced by the irrevocable obligation of the lessees.

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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1997

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     For the years ended December 31, 1997 and 1996, the Partnership purchased and leased or financed $119,155,086 and $91,413,127 of equipment, respectively, with a weighted average initial transaction term of 38 and 70 months, respectively. Included in the summary of equipment cost by category below is 100% of the equipment cost acquired by a joint venture in which the Partnership has a 99% interest. The Partnership accounts for this investment by consolidating 100% of the assets and liabilities of the joint venture and reflecting as a liability the related minority interest. A summary of the portfolio equipment cost by category held at December 31, 1997 and 1996 is as follows:

                                     December 31, 1997               December 31, 1996
                                 -------------------------      -------------------------
Category                              Cost         Percent           Cost         Percent

Aircraft .....................   $ 66,610,001       32.9%       $ 52,403,337       57.3%
Manufacturing & production ...     26,471,848       13.1          13,574,591       14.8
Computer systems .............     26,441,603       13.0           9,167,523       10.0
Vessels ......................     26,383,364       13.0                --         --
Telecommunications ...........     21,189,848       10.5           5,266,424        5.8
Retail systems ...............     20,949,713       10.4             171,350         .2
Material handling ............      4,554,815        2.3           4,632,009        5.1
Furniture and fixtures .......      3,161,848        1.6             794,949         .9
Office equipment .............      2,764,522        1.3           2,794,979        3.1
Miscellaneous ................      3,766,472        1.9             548,622         .6
Restaurant ...................           --       --                 984,983        1.1
Automotive ...................           --       --                 487,432         .5
Medical ......................           --       --                 365,398         .4
Video production .............           --       --                 221,530         .2
                                 ------------    -----          ------------      -----

                                 $202,294,034      100.0%       $ 91,413,127      100.0%
                                 ============    =====          ============      =====

     The Partnership has three leases which individually represent greater than 10% of the total portfolio equipment cost at December 31, 1997. The leases are with Federal Express (aircraft), ANS Communications, Inc. (manufacturing & production), and W.H. Smith Limited (retail) and they represented 20.3%, 12.6% and 10.3%, respectively, of the total portfolio equipment cost at December 31, 1997. The Partnership had three leases which individually represented greater than 10% of the total portfolio equipment cost at December 31, 1996. The leases were with Federal Express (aircraft), Rowan Companies (manufacturing and production) and Continental Airlines, Inc. (aircraft) and they represented 44.8%, 13.5% and 12.5% respectively, of the total portfolio cost at December 31, 1996.

     As of December 31, 1997 the Partnership's three largest lessees measured by cash investment and cash commitment were Federal Express Corporation ($6,000,000), SEACOR Smit, Inc. ($4,270,000) and Wal-Mart Stores, Inc. ($2,803,175).

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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters

     The Partnership's limited partnership interest is not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                                       Number of Equity Security Holders
         Title of Class                        as of December 31,
         --------------                ---------------------------------
                                         1997                     1996
                                         ----                     ----

       Limited Partners                 2,777                    1,473
       General Partner                      1                        1

Item 6.  Selected Consolidated Financial and Operating Data

                                                                 Years Ended December 31,
                                                                 -----------------------
                                                                    1997         1996
                                                                    ----         ----
Total revenue ................................................   $9,749,244   $1,564,069
                                                                 ==========   ==========

Net income ...................................................   $2,649,580   $  405,451
                                                                 ==========   ==========

Net income allocable to limited partners .....................   $2,623,084   $  401,396
                                                                 ==========   ==========

Net income allocable to the General Partner ..................   $   26,496   $    4,055
                                                                 ==========   ==========

Weighted average limited partnership units outstanding .......   $  413,677      156,222
                                                                 ==========   ==========

Net income per weighted average limited partnership unit .....   $     6.34   $     2.57
                                                                 ==========   ==========

Distributions to limited partners ............................   $4,147,829   $1,361,099
                                                                 ==========   ==========

Distributions to the General Partner .........................   $   41,125   $   13,749
                                                                 ==========   ==========

                                                   December 31,
                                    -----------------------------------------
                                        1997           1996           1995
                                        ----           ----           ----

Total assets                       $147,879,442   $ 48,486,070   $  1,350,143
                                   ============   ============   ============

Partners' equity                   $ 45,901,123   $ 22,865,854   $      2,000
                                   ============   ============   ============

     No operating data is presented for 1995 and prior since the Partnership commenced operations on January 19, 1996, the initial closing date.

     The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     ICON Cash Flow Partners L.P. Seven (the "Partnership"), was formed on May 23, 1995 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, January 19, 1996 with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. Between January 19, 1996 and December 31, 1996, 249,172.52 additional units were admitted representing $24,917,252 of capital contributions. In 1997, 285,927.35 additional units were admitted representing $28,592,735 of capital contributions. In 1997, 1,625.63 units were redeemed, leaving 559,842.19 partnership units outstanding at December 31, 1997.

     The Partnership's portfolio consisted of net investments in finance leases, investment in estimated unguaranteed residual value, leveraged leases, equity investment in joint ventures and financings representing 72%, 18%, 8%, 1% and 1% of total investments at December 31, 1997, respectively, and 42%, 0%, 21%, 26% and 11% of total investments at December 31, 1996, respectively.

Results of Operations for the Years Ended December 31, 1997 and 1996

     For the years ended December 31, 1997 and 1996, the Partnership purchased and leased or financed equipment with an initial cost of $119,155,086 and $91,413,127, respectively, to 13 and 198 lessees or equipment users.

     Revenues for the year ended December 31, 1997 were $9,749,244 representing an increase of $8,185,175 from 1996. The increase in revenues was attributable to an increase in finance income of $5,215,851, an increase in net gain on sales or remarketing of equipment of $1,748,790 or 100%, an increase in income from leverage leases of $924,541 and an increase in income from equity investment in joint ventures of $436,216. These increases were partially offset by a decrease in interest income and other of $140,223 or 54%. Finance income increased due to the increase in the average size of the portfolio from 1996 to 1997. The net gain on sales or remarketing of equipment increased due to the December 1997 termination of the Partnership's residual interests in two offshore supply vessels resulting in a gain on termination of $1,709,610. Income from leverage leases increased due to the increase in the average size of the leverage lease portfolio from 1996 to 1997. Income from equity investment in joint ventures increased as a direct result of the Partnership's 1997 contribution to ICON Receivables 1997-A L.L.C. ("1997-A") and ICON Receivables 1997-B L.L.C. ("1997-B"). These contributions consisted of equipment lease and finance receivables, residuals and cash totaling $6,650,460. Interest income and other decreased due to a decrease in the average cash balance from 1996 to 1997.

     Expenses for the year ended December 31, 1997 were $7,099,664, representing an increase of $5,941,046 from 1996. The increase in expenses was attributable to an increase in interest expense of $3,254,317, an increase in management fees of $1,257,261, an increase in amortization of initial direct cost of $701,338, an increase in administrative expense reimbursement of $534,510, an increase in general and administrative expenses of $114,240, an increase in provision for bad debts of $75,000 and an increase in minority interest in joint ventures of $4,380. Interest expense increased due to the increase in the average debt outstanding from 1996 to 1997. Management fees, amortization of initial direct cost, administrative expense reimbursement and general and administrative expenses increased due to the average size of the portfolio from 1996 to 1997. A provision for bad debts was made in 1997 as a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The increase in minority interest in joint ventures resulted from the Partnership's 1997 investment in joint ventures.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1997

     Since  the  Partnership   commenced  operations  on  January  19,  1996,  a
comparison of results of operations to prior periods is not presented.

     Net income for the year ended December 31, 1997 and 1996 was $2,649,580 and $405,451, respectively. The net income per weighted average limited partnership unit was $6.34 and $2.57, respectively, weighted from the date each unit was admitted to the Partnership.

Liquidity and Capital Resources

     The Partnership's primary sources of funds in 1997 and 1996 were capital contributions, net of offering expenses, of $24,730,458 and $23,834,251, respectively, proceeds from sale of equipment of $7,315,408 in 1997 and cash provided by operations of $2,855,330 and $973,899, respectively. These funds were used to fund cash distributions and to purchase equipment. The Partnership intends to continue to purchase equipment and to fund cash distributions utilizing funds from capital contributions and cash provided by operations.

      The Partnership's notes payable at December 31, 1997 and 1996 totaled $100,650,890 and $23,314,945, respectively. These amounts consisted of $90,575,890 and $11,089,945 in non-recourse notes, respectively, which are being paid directly to the lenders by the lessees, and recourse notes payable of $10,075,000 and $12,225,000, respectively, which are secured by the Partnership's investment in unguaranteed residual values.

      Cash distributions to the limited partners for the years ended December 31, 1997 and 1996, which were paid monthly totaled $4,147,829 and $1,361,099, respectively of which $2,623,084 and $401,396 was investment income and $1,524,745 and $958,703 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners for the years ended December 31, 1997 and 1996 was 10.75%, of which 6.34% and 2.57% was investment income and 4.41% and 8.18% was a return of capital respectively, calculated as a percentage of each partners' initial capital contribution. The limited partner distribution per weighted average unit outstanding for the years ended December 31, 1997 and 1996 was $10.75, of which $6.34 and $2.57 was investment income and $4.41 and $8.18 was a return of capital, respectively.

      In March 1997 the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D") and ICON Cash Flow Partners L.P. Six ("L.P. Six") contributed and assigned equipment lease and finance receivables and residuals with a net book value of $5,391,216, $4,805,676 and $5,304,010 and cash of $275,000, $125,000 and $300,000, respectively to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-A Facility"). Borrowings under the 1997-A Facility were based on the present value of the new leases. Outstanding amounts under the 1997-A Facility bore interest equal to Libor plus 1.5%.

On September 19, 1997 the Partnership, ICON Cash Flow Partners, L.P., Series E ("Series E") and L.P. Six contributed and assigned equipment lease and finance receivables and residuals with a net book value of $0, $15,547,305 and $5,225,794 and cash of $484,244, $740,000 and $300,000, respectively to 1997-A.
The Partnership, Series D, Series E and L.P. Six (collectively the "1997-A Members") received a 19.97%, 17.81% 31.19% and 31.03% interest, respectively, in 1997-A based on the present value of their related contributions.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

      On September 19, 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. The net proceeds from the securitization totaled $47,140,183, of which $16,658,877 was used to pay down the 1997-A Facility, and the remaining proceeds, after establishing reserves for expenses, were distributed to the 1997-A Members based on their respective interests. 1997-A became the beneficial owner of a trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization, the portfolio as well as the General Partner's servicing capabilities were rated "AA" by Duff & Phelps and Fitch, both nationally recognized rating agencies. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. 1997-A remits all monies received from the portfolio to TCB. TCB is responsible for disbursing to the noteholders their respective principal and interest and to 1997-A the excess of cash collected over debt service from the portfolio. The 1997-A Members received their pro rata share of any excess cash on a monthly basis from 1997-A. The Partnership's share of the net proceeds from the securitization totaled $4,889,804. The Partnership used these proceeds to payoff the $4,250,000 note payable to 1997-A. The Partnership accounts for its investment in 1997-A under the equity method of accounting. The 1997-A Members may receive, in accordance with their membership interests, additional proceeds if 1997-A generates excess cash (cash after payment of debt and expenses).

      In August 1997 the Partnership, Series E and L.P. Six (collectively, the "1997-B Members") formed ICON Receivables 1997-B LLC ("1997-B"), for the purpose of originating lease transactions and ultimately securitizing its portfolio. The 1997-B Members contributed $500,000 (16.67% interest), $250,000 (8.33% interest)
and $2,250,000 (75.00% interest), respectively to 1997-B. In order to fund the acquisition of additional leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-B Warehouse Facility"). Borrowings under the 1997-B Warehouse Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $40,000,000. Outstanding amounts under the 1997-B Warehouse Facility bear interest equal to Libor plus 1.5%. Collections of receivables from leases are used to pay down the 1997-B Warehouse Facility, however, in the event of a default, all of 1997-B's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining 1997-B Warehouse Facility balance and the remaining proceeds will be distributed to the 1997-B Members in accordance with their membership interests. The Partnership accounts for its investment in 1997-B under the equity method of accounting. The 1997-B Members may receive, in accordance with their membership interests, additional proceeds if 1997-B generates excess cash (cash after payment of debt and expenses).

     As of December 31, 1997 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 8.  Financial Statements and Supplementary Data


                          Index to Financial Statements

                                                                                                  Page Number


Independent Auditors' Report                                                                                11

Balance Sheets as of December 31, 1997 and 1996                                                          12-13

Statements of Operations for the Years Ended December 31, 1997 and 1996
 and for the Period May 23, 1995 (date of inception) to December 31, 1995                                   14

Statements of Changes in Partners' Equity for the Years Ended December 31, 1997 and 1996
  and for the Period May 23, 1995 (date of inception) to December 31, 1995                               15-16

Statements of Cash Flows for the Years Ended December 31, 1997 and 1996 and
  for the Period May 23, 1995 (date of inception) to December 31, 1995                                   17-19

Notes to Financial Statements                                                                            20-29


                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                              Financial Statements

                                December 31, 1997

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners L.P. Seven:

We have audited the accompanying balance sheets of ICON Cash Flow Partners L.P. Seven (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 1997 and 1996 and for the period May 23, 1995 (date of inception) to December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners L.P. Seven as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and for the period May 23, 1995 (date of inception) to December 31, 1995, in conformity with generally accepted accounting principles.



                                             /s/ KPMG Peat Marwick LLP
                                             -----------------------------------
                                              KPMG Peat Marwick



March 27, 1998
New York, New York

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                  December 31,

                                                             1997             1996
                                                             ----             ----
Assets

Cash ...............................................   $   4,516,385    $     698,301
                                                       -------------    -------------

Investment in finance leases
   Minimum rents receivable ........................      89,824,617       15,894,245
   Estimated unguaranteed residual values ..........      33,168,213        6,667,481
   Initial direct costs ............................       2,851,751          869,559
   Unearned income .................................     (23,581,783)      (3,515,258)
   Allowance for doubtful accounts .................        (155,000)         (65,000)
                                                       -------------    -------------

                                                         102,107,798       19,851,027

Investment in estimated unguaranteed residual values      26,531,664       12,325,000
                                                       -------------    -------------

Net investment in leveraged leases .................      11,146,488        9,980,633
                                                       -------------    -------------

Equity investment in joint ventures ................       2,022,052             --
                                                       -------------    -------------

Investment in financings
   Receivables due in installments .................         906,283        6,619,755
   Initial direct costs ............................          16,480          143,565
   Unearned income .................................        (197,918)      (1,271,152)
   Allowance for doubtful accounts .................         (22,222)         (10,000)
                                                       -------------    -------------

                                                             702,623        5,482,168

Other assets .......................................         852,432          148,941
                                                       -------------    -------------

Total assets .......................................   $ 147,879,442    $  48,486,070
                                                       =============    =============








                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                           Balance Sheets (Continued)

                                  December 31,

                                                             1997             1996
                                                             ----             ----

       Liabilities and Partners' Equity

Notes payable - non-recourse .......................   $  90,575,890    $  11,089,945
Note payable - recourse ............................      10,075,000       12,225,000
Accounts payable-equipment .........................       1,011,196        1,790,717
Accounts payable - General Partner and affiliate ...          28,150          438,297
Accounts payable - other ...........................         238,586           54,114
Security deposits and deferred credits .............          29,162            6,188
Minority interest in joint venture .................          20,335           15,955
                                                       -------------    -------------
                                                         101,978,319       25,620,216

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner .................................         (23,323)          (8,694)
   Limited partners (559,842.19 and 275,540.47 units
     outstanding, $100 per unit original
     issue price in 1997 and 1996, respectively) ...      45,924,446       22,874,548
                                                       -------------    -------------

     Total partners' equity ........................      45,901,123       22,865,854
                                                       -------------    -------------

Total liabilities and partners' equity .............   $ 147,879,442    $  48,486,070
                                                       =============    =============













See accompanying notes to financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                            Statements of Operations

               For the Years Ended December 31, 1997 and 1996 and for the Period May 23, 1995 (date of inception) to
                                December 31, 1995

                                                         1997         1996        1995
                                                         ----         ----        ----

Revenues

   Finance income ................................   $6,155,775   $  939,924   $   --
   Net gain on sales or remarketing of equipment .    1,748,790         --         --
   Income from leveraged leases, net .............    1,291,331      366,790       --
   Income from equity investment in joint ventures      436,216         --         --
   Interest income and other .....................      117,132      257,355       --
                                                     ----------   ----------   --------

   Total revenues ................................    9,749,244    1,564,069       --
                                                     ----------   ----------   --------

Expenses

   Interest ......................................    3,652,517      398,200       --
   Management fees - General Partner .............    1,522,045      264,784       --
   Amortization of initial direct costs ..........      932,123      230,785       --
   Administrative expense
     reimbursements - General Partner ............      652,319      117,809       --
   General and administrative ....................      186,280       72,040       --
   Provision for bad debts .......................      150,000       75,000       --
   Minority interest in joint ventures ...........        4,380         --         --
                                                     ----------   ----------   --------

   Total expenses ................................    7,099,664    1,158,618       --
                                                     ----------   ----------   --------

Net income .......................................   $2,649,580   $  405,451   $   --
                                                     ==========   ==========   ========

Net income allocable to:
   Limited partners ..............................   $2,623,084   $  401,396   $   --
   General Partner ...............................       26,496        4,055       --
                                                     ----------   ----------   --------

                                                     $2,649,580   $  405,451   $   --
                                                     ==========   ==========   ========

Weighted average number of limited
   partnership units outstanding .................      413,677      156,222       --
                                                     ==========   ==========   ========

Net income per weighted average
   limited partnership unit ......................   $     6.34   $     2.57   $   --
                                                     ==========   ==========   ========




See accompanying notes to financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                 For the Years Ended December 31, 1997 and 1996
               and for the Period May 23, 1995 (date of inception)
                              to December 31, 1995

                                   Limited Partner Distributions

                                      Return of    Investment           Limited        General
                                       Capital       Income            Partners        Partner          Total
                                    (Per weighted average unit)

Initial partners'
   capital contribution
   - May 23, 1995                                                  $         1,000  $      1,000  $        2,000
                                                                   ---------------  ------------  --------------

Balance at
   December 31, 1995                                                         1,000         1,000           2,000

Refund of initial
   limited partners'
   capital contribution                                                     (1,000)         -             (1,000)

Proceeds from issuance
   of limited partnership
   units (275,540.47 units)                                             27,554,047          -         27,554,047

Sales and
   offering expenses                                                    (3,719,796)         -         (3,719,796)

Cash distributions
   to partners                        $  8.18       $  2.57             (1,361,099)      (13,749)     (1,374,848)

Net income                                                                 401,396         4,055         405,451
                                                                   ---------------  ------------  --------------

Balance at
   December 31, 1996                                                    22,874,548        (8,694)     22,865,854

Proceeds from issuance
   of limited partnership
   units (285,927.35 units)                                             28,592,735          -         28,592,735

Sales and
   offering expenses                                                    (3,862,277)         -         (3,862,277)

Limited partnership units
   redeemed (1,625.63 units)                                              (155,815)         -           (155,815)

                                                        (continued on next page)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

              Statements of Changes in Partners' Equity (continued)

                 For the Years Ended December 31, 1997 and 1996
               and for the Period May 23, 1995 (date of inception)
                              to December 31, 1995

                                   Limited Partner Distributions

                                      Return of    Investment           Limited        General
                                       Capital       Income            Partners        Partner          Total
                                    (Per weighted average unit)

Cash distributions
   to partners                        $  4.41       $  6.34             (4,147,829)      (41,125)     (4,188,954)

Net income                                                               2,623,084        26,496       2,649,580
                                                                   ---------------  ------------  --------------

Balance at
   December 31, 1997                                               $    45,924,446  $    (23,323) $   45,901,123
                                                                   ===============  ============  ==============

























See accompanying notes to financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

               For the Years Ended December 31, 1997, 1996 and for
                 the Period May 23, 1995 (date of inception) to
                                December 31, 1995

                                                                     1997            1996         1995
                                                                     ----            ----         ----
Cash flows from operating activities:
   Net income ...............................................   $  2,649,580    $    405,451    $    --
                                                                ------------    ------------    ---------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Gain on sale of equipment ..............................     (1,748,790)           --           --
     Allowance for doubtful accounts ........................        102,222          75,000         --
     Finance income portion of
     receivables paid directly
       to lenders by lessees ................................     (5,912,799)       (608,965)        --
     Amortization of initial direct costs ...................        932,123         230,785         --
     Interest expense on non-recourse
       financings paid directly by lessees ..................      3,463,617         395,645         --
     Collection of principal
       - non-financed receivables ...........................        516,966         498,027         --
     Income from leveraged leases, net ......................     (1,291,331)       (366,790)        --
     Income from equity investment in joint ventures ........       (436,216)           --           --
     Distribution from equity investment in joint ventures ..      5,258,223            --           --
     Change in operating assets and liabilities:
       Other assets .........................................       (703,491)       (148,941)        --
       Account payable to General Partner and affiliates, net       (410,147)        438,297         --
       Accounts payable - other .............................        184,472          54,114         --
       Minority interest in joint ventures ..................          4,380          15,955         --
       Security deposits and deferred credits ...............         22,974           6,189         --
       Other, net ...........................................        223,547         (20,868)        --
                                                                ------------    ------------    ---------

         Total adjustments ..................................        205,750         568,448         --
                                                                ------------    ------------    ---------

       Net cash provided by operating activities ............      2,855,330         973,899         --
                                                                ------------    ------------    ---------

Cash flows from investing activities:
   Equipment and receivables purchased ......................    (20,121,149)    (19,898,183)        --
   Proceeds from sale of equipment ..........................      7,315,408            --           --
   Initial direct costs .....................................     (3,363,765)     (2,737,818)        --
   Equity investment in joint ventures ......................     (1,259,244)       (100,000)        --
                                                                ------------    ------------    ---------

       Net cash used in investing activities ................    (17,428,750)    (22,736,001)        --
                                                                ------------    ------------    ---------



                                                        (continued on next page)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

               For the Years Ended December 31, 1997, 1996 and for
                 the Period May 23, 1995 (date of inception) to
                                December 31, 1995

                                                                     1997           1996            1995
                                                                     ----           ----            ----

Cash flows from financing activities:
   Issuance of limited partnership units,
     net of offering expenses ..............................     24,730,458      23,834,251            --
   Proceeds from affiliate loan ............................      4,250,000            --              --
   Principal payment on loans from affiliate ...............     (4,250,000)           --              --
   Principal payment on notes payable recourse .............     (2,150,000)           --              --
   Cash distributions to partners ..........................     (4,188,954)     (1,374,848)           --
   Initial limited and General Partner capital contributions           --              --             2,000
   Refund of initial limited partners'
     capital contribution ..................................           --            (1,000)           --
                                                               ------------    ------------    ------------

       Net cash provided by financing activities ...........     18,391,504      22,458,403           2,000
                                                               ------------    ------------    ------------

Net increase in cash .......................................      3,818,084         696,301           2,000

Cash at beginning of year ..................................        698,301           2,000            --
                                                               ------------    ------------    ------------

Cash at end of year ........................................   $  4,516,385    $    698,301    $      2,000
                                                               ============    ============    ============

See accompanying notes to financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

      Interest expense of $3,652,517 and $398,200 for the years ended December 31, 1997 and 1996 consisted of: interest expense on non-recourse financings paid or accrued to lenders by lessees of $3,463,617 and $395,645, respectively, and other interest of $188,900 and $2,555, respectively.

      For the years ended December 31, 1997 and 1996, non-cash activities included the following:

                                                            1997             1996
                                                            ----             ----

Fair value of equipment and receivables
   purchased for debt and payables ................   $(100,824,655)   $ (59,189,952)
Non-recourse and recourse notes payable
   assumed in purchase price ......................      99,813,459       57,399,235
Accounts payable - equipment ......................       1,011,196        1,790,717

Decrease in investment in finance leases due
   to terminations ................................       6,025,115             --
Decrease in notes payable non-recourse
   due to terminations ............................      (6,025,115)            --

Decrease in investments in finance leases and
   financings due to contribution to joint ventures       5,391,216             --
Increase in equity investment in joint ventures ...      (5,391,216)            --

Principal and interest on direct
   finance receivables paid directly
   to lenders by lessees ..........................      17,766,016        3,625,762
Principal and interest on non-recourse
   financings paid directly to lenders
   by lessees .....................................     (17,766,016)      (3,625,762)
                                                      -------------    -------------

                                                      $        --      $        --
                                                      =============    =============

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                December 31, 1997

1.    Organization

      ICON Cash Flow Partners L.P. Seven (the "Partnership") was formed on May 23, 1995 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's maximum offering is $100,000,000. The Partnership commenced business operations on its initial closing date, January 19, 1996, with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. As of December 31, 1997, 535,099.87 additional units had been admitted into the Partnership with aggregate gross proceeds of $53,509,987 bringing the total admission to 561,467.82 units totaling $56,146,782 in capital contributions. During 1997, 1,625.63 units were redeemed, leaving 559,842.19 partnership units outstanding at December 31, 1997.

     In the third quarter of 1997 the Partnership received approval from the Securities and Exchange Commission to extend the Partnership's offering period by twelve months. The Partnership's offering period will end no later than November 9, 1998.

      The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner will manage and control the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

     ICON Securities Corp., an affiliate of the General Partner, will receive an underwriting commission on the gross proceeds from sales of all units. The total underwriting compensation to be paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities will be limited to 13 1/2% of the gross proceeds received from the sale of the units. Such offering expenses aggregated $7,579,816 (including $3,088,993 paid to the General Partner or its affiliates (See Note 10) and were charged directly to limited partners' equity.

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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

      Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or leveraged leases. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. The Partnership's net investment in leveraged leases consists of minimum lease payments receivable, the estimated unguaranteed residual values and the initial direct costs related to the leases, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income from leveraged leases over the life of the lease at a constant rate of return on the positive net investment. Initial direct costs of finance leases and leverage leases are capitalized and are amortized over the terms of the related leases using the interest method. The Partnership's leases have terms ranging from two to five years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

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

      Investment in Estimated Unguaranteed Residual Value - The Partnership purchased a 50% interest of an option to acquire equipment during 1996. The Partnership purchased a 100% interest of an option to acquire equipment during 1997. The assets will be carried at cost until sale or release of the equipment, at which time a gain or loss will be recognized on the transactions. No income will be recognized until the underlying equipment is sold or released. (See Note 3 for discussion of investment in estimated unguaranteed residual value).

      Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments, except for lease related instruments. At December 31, 1997, the carrying value of the Partnership's financial assets other than lease related investments and liabilities approximates fair value.

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

     Impairment of Estimated Residual Values - In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which was effective beginning in 1996.

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

     New Accounting Pronouncements - In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes, among other things, criteria for determining whether a transfer of financial assets is a sale or a secured borrowing effective for all transfers occurring after December 31, 1997. The adoption of SFAS No. 125 is not expected to have a material impact on the Partnership's net income, partners' equity or total assets.

3.  Gain on Disposal  of  Residual  Interest

In December 1997 the Partnership disposed of its residual interest in two offshore supply vessels owned by Energy Land Corp. The disposal of the residual interest occurred in connection with the sale of the vessels to Hvide Marine, Inc. The vessels had previously been chartered by Occidental Equipment and Services, Inc. The Partnership's interest was acquired on April 9, 1997 for $3,430,000 cash. The Partnership paid $278,500 in initial direct costs related to the transaction. The residual interest was disposed of for total cash proceeds of $5,864,138. The Partnership earned $446,028 on the transaction from April 1997 through December 1997. The Partnership recognized a $1,709,610 gain upon disposal of its interest.

4.   Residual Investment

     On December 31, 1996, the Partnership purchased a 50% share of an option to acquire a 100% interest in a drilling rig. The purchase price of the 50% investment was $12,325,000.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     On July 31, 1997, the Partnership purchased an option to acquire a 100% interest on three Boeing 737-300 aircraft, currently on lease with Continental Airlines. The purchase price was $14,206,664 and consisted of $1,237,500 in cash and $12,969,164 in non-recourse notes.

5.   Net Investment in Leveraged Leases

     On August 20, 1996, the Partnership acquired, subject to a leveraged lease, the residual interest in an aircraft on lease with Federal Express. The aircraft is a 1986 McDonnell Douglas DC-10-30F, and has a remaining term of seven years. The purchase price was $40,973,585, consisting of $6,000,000 in cash and the assumption of non-recourse senior debt of $26,217,294 and non-recourse junior debt of $8,756,291.

     On December 31, 1996, the Partnership acquired, subject to a leveraged lease, an aircraft on lease with Continental Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10-30 and has a remaining term of five years. The purchase price was $11,320,923 consisting of $2,104,262 in cash and the assumption of non-recourse senior debt of $9,216,661.

The net investment in the leveraged leases as of December 31, 1997 consisted of the following:

      Non-cancelable minimum rents receivable (net of
        principal and interest on non-recourse debt)   $  1,071,000
      Estimated unguaranteed residual values             24,818,001
      Initial direct costs                                1,231,377
      Unearned income                                   (15,973,890)
                                                       ------------
                                                       $ 11,146,488

      Unearned income is recognized from leveraged leases over the life of the lease at a constant rate of return on the positive net investment.

      Non-cancelable minimum rents receivable relating to the leveraged leases at December 31, 1997 are $51,610,515 and are due as follows:

             1998                          $ 7,742,360
             1999                            7,742,360
             2000                            8,022,359
             2001                            8,022,359
             2002                            8,022,360
             Thereafter                     12,058,717
                                           -----------

                                           $51,610,515

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

      Principal and interest on non-recourse debt assumed in the purchase of the leveraged leases is $50,539,515 at December 31, 1997 and matures as follows:

              1998                          $ 7,742,360
              1999                            7,742,360
              2000                            7,742,359
              2001                            7,742,359
              2002                            7,742,359
              Thereafter                     11,827,718
                                            -----------

                                            $50,539,515

      Prior to the acquisition of the Federal Express transaction, the free cash flow, the rent in excess of the senior debt payments, was financed by an affiliated partnership, ICON Cash Flow Partners, L.P., Series D, (i.e., the junior debt). On January 29, 1997, the Partnership refinanced a portion of the junior debt with a third party.

6.    Receivables Due in Installments

      Non-cancelable minimum annual amounts due on finance leases and financings are as follows:

                         Finance
 Year                     Leases       Financings            Total

 1998                $   23,412,651   $     293,446    $   23,706,097
 1999                    20,291,755         190,239        20,481,994
 2000                    16,181,430         183,345        16,364,775
 2001                     9,857,704         149,805        10,007,509
 2002                     8,022,360          89,448         8,111,808
 Thereafter              12,058,717             -          12,058,717
                     --------------   -------------    --------------

                     $   89,824,617   $     906,283    $   90,730,900
                     ==============   =============    ==============

7.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                      Finance
                                      Leases       Financings        Total

Balance at December 31, 1995         $    -         $   -         $    -
Charged to operations                  65,000         10,000         75,000
                                     --------       --------      ---------
Balance at December 31, 1996           65,000         10,000         75,000

Charged to operations                  90,000         60,000        150,000
Accounts written-off                       -         (47,778)       (47,778)
                                     --------       --------      ---------
Balance at December 31, 1997         $155,000       $ 22,222      $ 177,222
                                     ========       ========      =========

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

8.   Notes Payable

     Notes payable consists of notes payable non-recourse, which are being paid directly to the lenders by the lessees, and notes payable recourse, which relates to the Partnership's acquisition of a residual investment (See Note 4). The notes bear interest at rates ranging from 6.5% to 9.4%. These notes mature as follows:

                     Notes Payable        Note Payable
 Year                Non-Recourse           Recourse             Total

 1998              $     25,575,394      $    2,250,000    $   27,825,394
 1999                    21,998,436           2,250,000        24,248,436
 2000                    16,574,146           5,575,000        22,149,146
 2001                     7,447,607                -            7,447,607
 2002                     4,872,512                -            4,872,512
 Thereafter              14,107,795                -           14,107,795
                   ----------------      --------------    --------------

                   $     90,575,890      $   10,075,000    $  100,650,890
                   ================      ==============    ==============

9.   Investment in Joint Ventures

     The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

ICON Cash Flow L.L.C. III

     On December 31, 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E formed ICON Cash Flow Partners L.L.C. III ("ICON LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10-30 and cost $10,905,228. The lease is a leveraged lease and the lease term expires in March 2003. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's financial statements include 100% of the assets and liabilities of ICON LLC III. Series E's investment in ICON LLC III has been reflected as "Minority interest in joint venture."

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued


ICON Receivables 1997-A L.L.C.

      In March 1997 the Partnership, Series D and L.P. Six contributed and assigned equipment lease and finance receivables and residuals with a net book value of $5,391,216, $4,805,676 and $5,304,010 and cash of $275,000, $125,000 and $300,000, respectively to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-A Facility"). Borrowings under the 1997-A Facility were based on the present value of the new leases. Outstanding amounts under the 1997-A Facility bore interest equal to Libor plus 1.5%.

      On September 19, 1997 the Partnership, Series E and L.P. Six contributed and assigned equipment lease and finance receivables and residuals with a net book value of $0, $15,547,305 and $5,225,794 and cash of $484,244, $740,000 and
$300,000, respectively to 1997-A. The Partnership, Series D, Series E and L.P. Six (collectively the "1997-A Members") received a 19.97%, 17.81% 31.19% and 31.03% interest, respectively, in 1997-A based on the present value of their related contributions.

      On September 19, 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. The net proceeds from the securitization totaled $47,140,183, of which $16,658,877 was used to pay down the 1997-A Facility, and the remaining proceeds, after establishing reserves for expenses, were distributed to the 1997-A Members based on their respective interests. The Partnership's share of the net proceeds from the securitization totaled $4,889,804. 1997-A became the beneficial owner of a trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization, the portfolio as well as the General Partner's servicing capabilities were rated "AA" by Duff & Phelps and Fitch, both nationally recognized rating agencies. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. 1997-A remits all monies received from the portfolio to TCB. TCB is responsible for disbursing to the noteholders their respective principal and interest and to 1997-A the excess of cash collected over debt service from the portfolio. The 1997-A Members received their pro rata share of any excess cash on a monthly basis from 1997-A. The Partnership used these proceeds to payoff the $4,250,000 note payable to 1997-A.The Partnership accounts for its investment in 1997-A under the equity method of accounting. The 1997-A Members may receive, in accordance with their membership interests, additional proceeds if 1997-A generates excess cash (cash after payment of debt and expenses).

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

Information as to the financial position and results of operations of 1997-A as of and for the year ended December 31, 1997 is summarized below:

                                                December 31, 1997

  Assets                                         $    50,911,005
                                                 ===============

  Liabilities                                    $    45,143,569
                                                 ===============

  Equity                                         $     5,767,436
                                                 ===============

                                                    Year Ended
                                                December 31, 1997

  Net income                                     $     1,298,430
                                                 ===============


ICON Receivables 1997-B L.L.C.

     In August 1997 the Partnership, Series E and L.P. Six (collectively, the "1997-B Members") formed ICON Receivables 1997-B L.L.C. ("1997-B"), for the purpose of originating lease transactions and ultimately securitizing its portfolio. The 1997-B Members contributed $500,000 (16.67% interest), $250,000 (8.33% interest) and $2,250,000 (75.00% interest), respectively to 1997-B. In order to fund the acquisition of additional leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-B Warehouse Facility"). Borrowings under the 1997-B Warehouse Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $40,000,000. Outstanding amounts under the 1997-B Warehouse Facility bear interest equal to Libor plus 1.5%. Collections of receivables from leases are used to pay down the 1997-B Warehouse Facility, however, in the event of a default, all of 1997-B's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining 1997-B Warehouse Facility balance and the remaining proceeds will be distributed to the 1997-B Members in accordance with their membership interests. The Partnership accounts for its investment in 1997-B under the equity method of accounting. The 1997-B Members may receive, in accordance with their membership interests, additional proceeds if 1997-B generates excess cash (cash after payment of debt and expenses).

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

Information as to the financial position and results of operations of 1997-B as of and for the year ended December 31, 1997 is summarized below:


                                                  December 31, 1997

    Assets                                         $    18,209,360
                                                   ===============

    Liabilities                                    $    15,008,185
                                                   ===============

    Equity                                         $     3,201,175
                                                   ===============

                                                      Year Ended
                                                  December 31, 1997

    Net income                                     $       201,175
                                                   ===============

10.  Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the year ended December 31, 1997 and 1996 were as follows:

                                                   1997              1996
                                                   ----              ----

Underwriting commissions                     $     1,123,270    $      551,081      Charged to Equity
Organization and offering expenses                 1,965,723           964,391      Charged to Equity
Acquisition fees                                   2,934,301         2,737,818      Capitalized
Management fees                                    1,522,045           264,784      Charged to operations
Administrative expense
 reimbursements                                      652,319           117,809      Charged to operations
                                             ---------------    --------------

Total                                       $      8,197,658     $    4,635,883
                                            ================     ==============

      The Partnership and affiliates formed three joint ventures for the purpose of acquiring and managing various assets. (See Note 9 for additional information relating to the joint ventures.)

      On March 11, 1997, the Partnership borrowed $4,250,000 from 1997-A, an affiliate of the Partnership (See Note 8). The note was a short term note, bore interest at Libor plus 1.5% and was paid from the Partnership's share of securitization proceeds in September 1997.

11.   Commitments and Contingencies

     The Partnership, from time to time, has and will enter into remarketing and residual sharing agreements with third parties. In connection therewith, remarketing or residual proceeds received in excess of specified amounts will be shared with these third parties based on specified formulas. As of December 31, 1997 the Partnership has not made any payments pursuant to such agreements.


                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

12.   Tax Information (Unaudited)

      The following table reconciles net income for financial reporting purposes to income for federal income tax purposes for the year ended December 31, 1997:

                                                     1997             1996
                                                     ----             ----

Net income per financial statements           $      2,649,580    $     405,451

Differences due to:
  Direct finance leases                              9,376,627         (258,725)
  Depreciation                                     (11,358,603)             -
  Provision for losses                                 102,222              -
  Loss on sale of equipment                            759,191              -
  Other                                                806,922              -
                                              ----------------    -----------

Partnership income for
 federal income tax purposes                  $      2,335,939    $     146,726
                                              ================    =============

      As of December 31, 1997, the partners' capital accounts included in the financial statements totaled $45,901,123 compared to the partners' capital accounts for federal income tax purposes of $53,066,747 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital accounts for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1997

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

     The officers and directors of the General Partner are as follows:

 Beaufort J.B. Clarke        President, Chief Executive Officer and Director

 Thomas W. Martin            Executive Vice President and Director

 Paul B. Weiss               Executive Vice President

 Gary N. Silverhardt         Senior Vice President and Chief Financial Officer

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 10.  Continued

     Beaufort J. B. Clarke, age 51, is President, Chief Executive Officer and Director of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 21 years of senior management experience in the United States leasing industry.

     Thomas W. Martin, age 43, is Executive Vice President of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has over 13 years of senior management experience in the leasing business, particularly in the area of syndication.

     Paul B. Weiss, age 37, is Executive Vice President of the General Partner. Mr. Weiss has been exclusively engaged in lease portfolio acquisitions since 1988 from his affiliations with Griffin Equity Partners (as Executive Vice President and co-founder in 1993); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions and a member of the executive committee from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions).

     Gary N. Silverhardt, age 37, is Senior Vice President and Chief Financial Officer of the General Partner. He joined the General Partner in 1989. Prior to joining the General Partner, Mr. Silverhardt was previously employed by Coopers & Lybrand from 1985 to 1989, most recently as an Audit Supervisor. Prior to 1985, Mr. Silverhardt was employed by Katz, Schneeberg & Co. from 1983 to 1985. Mr. Silverhardt received a B.S. degree from the State University of New York at New Paltz in 1983 and is a Certified Public Accountant.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December, 31, 1997 and 1996.

        Entity                  Capacity              Type of Compensation             1997              1996
        ------                  --------              --------------------             ----              ----
ICON Capital Corp.          General Partner         Organization and offering
                                                      expenses                     $   1,965,723   $       964,391
ICON Capital Corp.          Manager                 Acquisition fees                   2,934,301         2,737,818
ICON Capital Corp.          General Partner         Management fees                    1,522,045           264,784
ICON Securities Corp.       Dealer-Manager          Underwriting commissions           1,123,270           551,081
ICON Capital Corp.          General Partner         Administrative expense
                                                      reimbursements                     652,319           117,809
                                                                                   -------------   ---------------

                                                                                   $   8,197,658   $     4,635,883
                                                                                   =============   ===============

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 20, 1998, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

       Title                    Amount Beneficially                     Percent
     of Class                           Owned                          of Class
     --------        ----------------------------------------------    --------

 General Partner     Represents initially a 1% and potentially a          100%
   Interest          10% interest in the Partnership's income, gain
                     and loss deductions.

Item 13.  Certain Relationships and Related Transactions

     None other than those disclosed in Item 11 herein.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1997

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1997.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1997


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

                                 ICON CASH FLOW PARTNERS L.P. Seven
                                 File No. 33-94458 (Registrant)
                                 By its General Partner, ICON Capital Corp.


Date: March 31,1998              /s/ Beaufort J.B. Clarke
                                 Beaufort J.B. Clarke
                                 President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 31, 1998          /s/ Beaufort J.B. Clarke
                               --=========================----------------------
                               Beaufort J.B. Clarke
                               President, Chief Executive Officer and Director


Date:  March 31, 1998          /s/ Thomas W. Martin
                               -------------------------------------------------
                               Thomas W. Martin
                               Executive Vice President and Director


Date:  March 31, 1998          /s/ Gary N. Silverhardt
                               -------------------------------------------------
                               Gary N. Silverhardt
                               Senior Vice President and Chief Financial Officer



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.