Form 10-Q
period 1998-03-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 1998-05-14
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                          March 31, 1998
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                        to
                               -------------------------------------------------

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

                                                         [ x ] Yes     [   ] No

PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                   (unaudited)

                                                           March 31,      December 31,
                                                             1998             1997

Assets

Cash ...............................................   $   6,488,653    $   4,516,385
                                                       -------------    -------------

Investment in finance leases
   Minimum rents receivable ........................     113,621,677       89,824,617
   Estimated unguaranteed residual values ..........      66,288,713       33,168,213
   Initial direct costs ............................       4,144,131        2,851,751
   Unearned income .................................     (38,921,741)     (23,581,783)
   Allowance for doubtful accounts .................        (300,000)        (155,000)
                                                       -------------    -------------

                                                         144,832,780      102,107,798

Investment in estimated unguaranteed residual values      26,531,664       26,531,664
                                                       -------------    -------------

Net investment in leveraged leases .................      11,496,061       11,146,488
                                                       -------------    -------------

Equity investment in joint ventures ................       1,872,396        1,828,453
                                                       -------------    -------------

Investment in financings
   Receivables due in installments .................         894,646          906,283
   Initial direct costs ............................          16,155           16,480
   Unearned income .................................        (194,991)        (197,918)
   Allowance for doubtful accounts .................         (27,222)         (22,222)
                                                       -------------    -------------

                                                             688,588          702,623
                                                       -------------    -------------

Other assets .......................................         756,146        1,046,031
                                                       -------------    -------------

Total assets .......................................   $ 192,666,288    $ 147,879,442
                                                       =============    =============




                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                           Balance Sheets (Continued)

                                   (unaudited)

                                                             March 31,     December 31,
                                                               1998           1997

       Liabilities and Partners' Equity

Notes payable - non-recourse .........................   $ 121,512,203    $  90,575,890
Note payable - recourse ..............................      10,075,000       10,075,000
Accounts payable-equipment ...........................       1,685,320        1,011,196
Accounts payable - General Partner and affiliates, net            --             28,150
Accounts payable - other .............................         470,820          238,586
Security deposits and deferred credits ...............          97,114           29,162
Minority interest in joint venture ...................          21,452           20,335
                                                         -------------    -------------
                                                           133,861,909      101,978,319

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...................................         (36,885)         (23,323)
   Limited partners (727,819.86 and 559,842.19  units
     outstanding, $100 per unit original
     issue price in 1998 and 1997, respectively) .....      58,841,264       45,924,446
                                                         -------------    -------------

     Total partners' equity ..........................      58,804,379       45,901,123
                                                         -------------    -------------

Total liabilities and partners' equity ...............   $ 192,666,288    $ 147,879,442
                                                         =============    =============















See accompanying notes to financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                            Statements of Operations
                      For the Three Months Ended March 31,

                                   (unaudited)

                                                             1998         1997
                                                             ----         ----

Revenues

   Finance income ....................................   $2,564,902   $1,099,525
   Income from leveraged leases, net .................      344,909      380,630
   Income from equity investment in joint venture ....       93,533       20,808
   Interest income and other .........................       92,819       24,165
   Net gain on sales or remarketing of equipment .....         --         32,891
                                                         ----------   ----------

   Total revenues ....................................    3,096,163    1,558,019
                                                         ----------   ----------

Expenses

   Interest ..........................................    1,531,238      574,541
   Management fees - General Partner .................      478,301      357,477
   Amortization of initial direct costs ..............      423,326      310,609
   Administrative expense
     reimbursements - General Partner ................      207,548      151,194
   Provision for bad debts ...........................      150,000         --
   General and administrative ........................       57,235       37,561
   Minority interest in joint venture ................        1,116        1,094
                                                         ----------   ----------

   Total expenses ....................................    2,848,764    1,432,476
                                                         ----------   ----------

Net income ...........................................   $  247,399   $  125,543
                                                         ==========   ==========

Net income allocable to:
   Limited partners ..................................   $  244,925   $  124,288
   General Partner ...................................        2,474        1,255
                                                         ----------   ----------

                                                         $  247,399   $  125,543
                                                         ==========   ==========

Weighted average number of limited
   partnership units outstanding .....................      680,272      314,146
                                                         ==========   ==========

Net income per weighted average
   limited partnership unit ..........................   $      .36   $      .40
                                                         ==========   ==========



See accompanying notes to financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

            For the Three Months Ended March 31, 1998, the Year Ended
           December 31, 1997 and 1996 and the Period from May 23, 1995
                    (date of inception) to December 31, 1995
                                   (unaudited)

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


                                                        (continued on next page)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

              Statements of Changes in Partners' Equity (Continued)

            For the Three Months Ended March 31, 1998, the Year Ended
           December 31, 1997 and 1996 and the Period from May 23, 1995
                    (date of inception) to December 31, 1995
                                   (unaudited)

                                   Limited Partner Distributions

                                      Return of    Investment           Limited        General
                                       Capital       Income            Partners        Partner          Total
                                    (Per weighted average unit)

Cash distributions
   to partners                        $  4.41       $  6.34             (4,147,829)      (41,125)     (4,188,954)

Net income                                                               2,623,084        26,496       2,649,580
                                                                   ---------------  ------------  --------------

Balance at
   December 31, 1997                                                    45,924,446       (23,323)     45,901,123

Proceeds from issuance
   of limited partnership
   units (167,977.67 units)                                             16,797,767          -         16,797,767

Sales and offering expenses                                             (2,267,698)         -         (2,267,698)

Cash distributions to partners        $  2.34       $   .35             (1,858,176)      (16,036)     (1,874,212)

Net income                                                                 244,925         2,474         247,399
                                                                   ---------------  ------------  --------------

Balance at March 31, 1998                                          $    58,841,264  $    (36,885) $   58,804,379
                                                                   ===============  ============  ==============











See accompanying notes to financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                       1998           1997
                                                                       ----           ----
Cash flows from operating activities:
   Net income .................................................   $    247,399    $    125,543
                                                                  ------------    ------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Finance income portion of receivables paid directly
        to lenders by lessees .................................     (2,457,589)       (958,529)
      Interest expense on non-recourse financing paid
        directly by lessees ...................................      1,531,238         552,215
      Amortization of initial direct costs ....................        423,326         310,609
      Income from leveraged leases, net .......................       (344,909)       (380,630)
      Allowance for doubtful accounts .........................        150,000            --
      Distribution from equity investment in joint venture ....        113,243            --
      Income from equity investment in joint venture ..........        (93,533)        (20,808)
      Collection of principal  - non-financed receivables .....         55,479         634,268
      Gain on sale of equipment ...............................           --           (32,891)
      Change in operating assets and liabilities:
         Other assets .........................................        245,642        (720,659)
         Accounts payable - other .............................        232,234         (32,438)
         Security deposits and deferred credits ...............         67,952          20,195
         Accounts payable - General Partner and affiliates, net        (28,150)        299,514
         Minority interest in joint venture ...................          1,117           1,094
         Other, net ...........................................        (50,241)        (41,937)
                                                                  ------------    ------------

           Total adjustments ..................................       (154,191)       (369,997)
                                                                  ------------    ------------

        Net cash provided by (used in) operating activities ...         93,208        (244,454)
                                                                  ------------    ------------

Cash flows from investing activities:
   Equipment and receivables purchased ........................     (9,131,425)     (3,395,281)
   Initial direct costs .......................................     (1,581,719)     (1,164,222)
   Equity investment in joint ventures ........................        (63,653)           --
   Proceeds from sale of equipment ............................           --         1,793,586
                                                                  ------------    ------------

         Net cash used in investing activities ................    (10,776,797)     (2,765,917)
                                                                  ------------    ------------


                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                          1998            1997
                                                                          ----            ----

Cash flows from financing activities:
   Issuance of limited partnership units, net of offering expenses     14,530,069       4,833,663
   Proceeds from note payable affiliate ..........................           --         4,250,000
   Principal payments on recourse debt ...........................           --        (2,150,000)
   Cash distributions to partners ................................     (1,874,212)       (775,320)
                                                                     ------------    ------------

         Net cash provided by financing activities ...............     12,655,857       6,158,343
                                                                     ------------    ------------

Net increase in cash .............................................      1,972,268       3,147,972

Cash at beginning of period ......................................      4,516,385         698,301
                                                                     ------------    ------------

Cash at end of period ............................................   $  6,488,653    $  3,846,273
                                                                     ============    ============

























See accompanying notes to financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

      For the three months ended March 31, 1998 and 1997, non-cash activities included the following:

                                                                1998           1997
                                                                ----           ----

Fair value of equipment and receivables
   purchased for debt and payables .....................   $(38,313,411)   $(38,220,051)
Non-recourse notes payable assumed in
   purchase price ......................................     36,628,091      37,741,972
Accounts payable - equipment ...........................      1,685,320         478,079

Principal and interest on direct
   finance receivables paid directly
   to lenders by lessees ...............................      7,223,016       3,682,924
Principal and interest on non-recourse
   financing paid directly to lenders
   by lessees ..........................................     (7,223,016)     (3,682,924)

Decrease in investments in finance leases and financings
   due to contributions to joint venture ...............           --         5,190,238
Increase in equity investment in joint venture .........           --        (5,190,238)
                                                           ------------    ------------

                                                           $       --      $      --
                                                           ============    ============

      Interest expense of $1,531,238 and $574,541 for the three months ended March 31, 1998 and 1997 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $1,531,238 and $552,216, respectively, and other interest of $0 and $22,325, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1998

                                   (unaudited)
1.    Basis of Presentation

      The financial statements of ICON Cash Flow Partners L.P. Seven (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1997 Annual Report on Form 10-K.

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

The net investment in leveraged leases as of March 31, 1998 consisted of the following:

      Non-cancelable minimum rents receivable (net of
        principal and interest on non-recourse debt)       $          -
      Estimated unguaranteed residual values                     24,818,001
      Initial direct costs                                        1,165,970
      Unearned income                                           (14,487,910)
                                                           ----------------
                                                           $     11,496,061

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

3.    Related Party Transactions

      Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 1998 and 1997 were as follows:

                                   1998         1997
                                   ----         ----

Underwriting commissions      $    335,955  $    111,761  Charged to Equity
Organization and offering          587,922       195,582  Charged to Equity
Acquisition fees                 1,423,345     1,320,281  Capitalized
Management fees                    478,301       357,477  Charged to operations
Administrative expense
 reimbursements                    207,548       151,194  Charged to operations
                              ------------  ------------

Total                         $  3,033,071  $  2,136,295
                              ============  ============

      The Partnership and affiliates formed three joint ventures for the purpose of acquiring and managing various assets. (See Note 4 for additional information relating to the joint ventures.)

4.    Investment in Joint Venture

      The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

ICON Cash Flow L.L.C. III

      On December 31, 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E") formed ICON Cash Flow Partners L.L.C. III ("ICON LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. The Partnership and Series E contributed 99% and 1% of the cash received for such acquisitions, respectively, to ICON Cash Flow LLC III.

ICON Receivables 1997-A L.L.C.

      In March 1997 the Partnership, Series D and L.P. Six contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

      On September 19, 1997 the Partnership, Series E and L.P. Six contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, Series E and L.P. Six (collectively the "1997-A Members") received a 19.97%, 17.81% 31.19% and 31.03% interest,
respectively,   in  1997-A  based  on  the  present   value  of  their   related
contributions.

     Information as to the financial position and results of operations of 1997-A at March 31, 1998 is summarized below:

                                               March 31, 1998

                  Assets                      $    48,132,853
                                              ===============

                  Liabilities                 $    42,562,421
                                              ===============

                  Equity                      $     5,570,432
                                              ===============

                                             Three Months Ended
                                               March 31, 1998

                  Net income                  $       370,203
                                              ===============

ICON Receivables 1997-B L.L.C.

      In August 1997 the Partnership, Series E and L.P. Six (collectively, the "1997-B Members") formed ICON Receivables 1997-B L.L.C. ("1997-B"), for the purpose of originating lease transactions and ultimately securitizing its portfolio.

     Information as to the financial position and results of operations of 1997-B at March 31, 1998 is summarized below:


                                               March 31, 1998

                  Assets                      $    25,474,993
                                              ===============

                  Liabilities                 $    21,776,767
                                              ===============

                  Equity                      $     3,698,226
                                              ===============

                                             Three Months Ended
                                               March 31, 1998

                  Net income                  $       115,207
                                              ===============

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     ICON Cash Flow Partners L.P. Seven (the "Partnership") was formed on May 23, 1995 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, January 19, 1996, with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795.17 of capital contributions. Between January 19, 1996 and December 31, 1996, 249,172.52 additional units were admitted representing $24,917,252 of capital contributions. In 1997, 285,927.35 additional units were admitted representing $28,592,735 of capital contributions and 1,625.63 units were redeemed. From January 1, 1998 to March 31, 1998, 167,977.67 additional units were admitted, bringing the total units and capital subscriptions to 727,819.86 and $72,781,986, respectively.

     The Partnership's portfolio consisted of a net investment in finance leases, leveraged leases, equity investment in joint venture investment in estimated unguaranteed residual value and financings representing 77%, 7%, 1%, 14% and less than 1% of total investments at March 31, 1998, respectively and 78%, 14%, 7%, 0% and 1% at March 31, 1997, respectively.

     For the three months ended March 31, 1998 and 1997 the Partnership leased or financed equipment with an initial cost of $47,444,836 and $44,009,376, respectively to 6 and 15 lessees or equipment users respectively. The weighted average initial transaction term for each year was 59 and 44 months respectively.

Results of Operations for the Three Months Ended March 31, 1998 and 1997

     Revenue for the three months ended March 31, 1998 were $3,096,163, representing an increase of $1,538,144 from 1997. The increase in revenues resulted primarily from an increase in finance income of $1,465,377, an increase in interest income and other of $68,654 and an increase in income from equity investment in joint venture of $72,725. These increases were partially offset by a decrease in income from leveraged leases of $35,721 and a decrease in net gain on sales or remarketing of equipment of $32,891. The increase in finance income resulted from the increase in the average size of the portfolio from 1997 to 1998. Income from equity investment in joint venture increased due to the Partnership's March 1997 investment in ICON Receivables 1997-A LLC, the timing of which afforded only a partial month's income in the first quarter of 1997 as compared to a full three months for the period ended March 31, 1997. Interest income and other increased primarily as a result of the increase in the average cash balance from 1997 to 1998. Net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment.

     Expenses for the three months ended March 31, 1998 were $2,848,764, representing an increase of $1,416,288 from 1997. The increase in expenses was due to an increase in interest expense of $956,697, an increase in management fees of $120,824, an increase in amortization of initial direct costs of $112,717, an increase in administrative expense reimbursements of $56,354, an increase in general and administrative expense of $19,674, an increase in provision for bad debt of $150,000 and an increase in minority interest in joint venture of $22. Interest expense increased due to an increase in the average debt outstanding from 1997 to 1998. Management fees, amortization of initial direct costs, administrative expense reimbursement and general and administrative expense increased due to an increase in the average size of the portfolio from 1997 to 1998. A provision for bad debt was made during the first quarter of 1998 as a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

     Net income for the three months ended March 31, 1998 and 1997 was $247,399 and $125,543, respectively. The net income per weighted average limited partnership unit was $.36 and $.40, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended March 31, 1998 and 1997 were capital contributions, net of offering expenses, of $14,530,069 and $4,833,663, from limited partners, respectively, net cash provided (used in) by operations of $93,208 and $(244,454), respectively, proceeds from sale of equipment of $0 and $1,793,586, respectively and proceeds from affiliate note of $0 and $4,250,000, respectively. These funds were used to make payments on borrowings, fund cash distributions and to purchase equipment. The Partnership intends to purchase additional equipment and fund cash distributions utilizing capital contributions cash provided by operations, proceeds from sales of equipment and borrowings.

     Cash distributions to limited partners for the three months ended March 31, 1998 and 1997, which were paid monthly, totaled $1,858,176 and $767,568, respectively, of which $244,925 and $124,288 was investment income and
$1,613,251 and $643,280 was a return of capital, respectively. The monthly annualized cash distributions rate to limited partners was 10.75% of which 1.42% and 1.6% was investment income and 9.33% and 9.15% was a return of capital, respectively. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1998 and 1997 was $2.69, of which $.35 and $.40 was investment income and $2.34 and $2.29 was a return of capital, respectively.

      In March 1997 the Partnership, Series D and L.P. Six contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. On September 19, 1997 the Partnership, Series E and L.P. Six contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, Series E and L.P. Six (collectively the "1997-A Members") received a 19.97%, 17.81% 31.19% and 31.03% interest, respectively, in 1997-A based on the present value of their related contributions.

      In August 1997 the Partnership, Series E and L.P. Six (collectively, the "1997-B Members") formed ICON Receivables 1997-B L.L.C. ("1997-B"), for the purpose of originating lease transactions and ultimately securitizing its portfolio.

     As of March 31, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1998.

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

                                       ICON Cash Flow Partners L. P. Seven
                                       File No. 33-94458 (Registrant)
                                       By its General Partner,
                                       ICON Capital Corp.




May 14, 1998                           /s/ Gary N. Silverhardt
------------                           -----------------------------------------
    Date                               Gary N. Silverhardt
                                       Chief Financial Officer
                                       (Principal financial and account officer
                                       of the General Partner of the Registrant)