Form 10-Q
period 1998-06-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 1998-08-14
CIK 947986

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549


                                          FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                           June 30, 1998
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                   to
                               ------------------   ----------------------------

Commission File Number                        33-94458
                       ---------------------------------------------------------

                       ICON Cash Flow Partners L.P. Seven
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                        13-3835387
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                  June 30,      December 31,
                                                                    1998            1997

       Assets

Cash                                                          $    3,264,973   $   4,516,385
                                                              --------------   -------------

Investment in finance leases
   Minimum rents receivable                                      139,526,265      89,824,617
   Estimated unguaranteed residual values                         76,356,456      33,168,213
   Initial direct costs                                            5,013,093       2,851,751
   Unearned income                                               (45,892,615)    (23,581,783)
   Allowance for doubtful accounts                                  (550,000)       (155,000)
                                                              --------------   -------------

                                                                 174,453,199     102,107,798

Investment in estimated unguaranteed residual values              26,531,664      26,531,664
                                                              --------------   -------------

Net investment in leveraged leases                                11,845,650      11,146,488
                                                              --------------   -------------

Equity investment in joint ventures                                2,261,808       1,828,454
                                                              --------------   -------------

Investment in financings
   Receivables due in installments                                   884,498         906,283
   Initial direct costs                                               15,855          16,480
   Unearned income                                                  (192,281)       (197,918)
   Allowance for doubtful accounts                                   (27,222)        (22,222)
                                                              --------------   -------------

                                                                     680,850         702,623

Accounts receivable - General Partner and affiliates, net            259,265              -
                                                              --------------   ------------

Other assets                                                         998,415       1,046,030
                                                              --------------   -------------

Total assets                                                  $  220,295,824   $ 147,879,442
                                                              ==============   =============



                                                       (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                           Balance Sheets (Continued)

                                                                  June 30,      December 31,
                                                                    1998            1997

       Liabilities and Partners' Equity

Notes payable - non-recourse                                  $  141,868,975  $   90,575,890
Note payable - recourse                                            9,868,054      10,075,000
Accounts payable - other                                             354,439         238,586
Security deposits and deferred credits                               161,548          29,162
Accounts payable-equipment                                            48,687       1,011,196
Minority interest in joint venture                                    22,575          20,335
Accounts payable - General Partner and affiliates                         -           28,150
                                                              --------------  --------------
                                                                 152,324,278     101,978,319

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                   (53,319)        (23,323)
   Limited partners (857,628.88 and 559,842.19 units
     outstanding, $100 per unit original
     issue price in 1998 and 1997, respectively)                  68,024,865      45,924,446
                                                              --------------  --------------

     Total partners' equity                                       67,971,546      45,901,123
                                                              --------------  --------------

Total liabilities and partners' equity                        $  220,295,824  $  147,879,442
                                                              ==============  ==============















See accompanying notes to consolidated financial statements.

                              ICON Cash Flow Partners L.P. Seven
                               (A Delaware Limited Partnership)

                            Consolidated Statements of Operations

                                         (unaudited)

                                            For the Three Months        For the Six Months
                                               Ended June 30,             Ended June 30,
                                            1998            1997         1998          1997
                                            ----            ----         ----          ----
Revenues

   Finance income                       $  3,018,746  $  1,320,681   $ 5,583,648  $2,420,206
   Income from leveraged leases, net         354,253       371,683       699,162     752,313
   Income from equity investment
     in joint ventures                       161,846       133,925       255,379     154,733
   Interest income and other                  74,693        16,342       167,512      40,507
   Net gain on sales or remarketing
     of equipment                              8,087         6,289         8,087      39,180
                                        ------------  ------------   -----------  ----------

   Total revenues                          3,617,625     1,848,920     6,713,788   3,406,939
                                        ------------  ------------   -----------  ----------

Expenses

   Interest                                1,536,428       915,035     3,067,666   1,489,576
   Management fees - General Partner         613,753       310,152     1,092,054     667,629
   Amortization of initial direct costs      399,314       295,312       822,640     605,921
   Administrative expense
     reimbursements - General Partner        262,604       137,178       470,152     288,372
   Provision for bad debts                   250,000        75,000       400,000      75,000
   General and administrative                168,160        71,789       225,396     109,350
   Minority interest in joint venture          1,124         1,085         2,240       2,179
                                        ------------  ------------   -----------  ----------

   Total expenses                          3,231,384     1,805,551     6,080,148   3,238,027
                                        ------------  ------------   -----------  ----------

Net income                              $    386,241  $     43,369   $   633,640  $  168,912
                                        ============  ============   ===========  ==========

Net income allocable to:
   Limited partners                     $    382,379  $     42,935   $   627,304  $  167,223
   General Partner                             3,862           434         6,336       1,689
                                        ------------  ------------   -----------  ----------

                                        $    386,241  $     43,369   $   633,640  $  168,912
                                        ============  ============   ===========  ==========

Weighted average number of limited
   partnership units outstanding             813,275       371,828       747,141     343,141
                                        ============  ============   ===========  ==========

Net income per weighted average
   limited partnership unit             $        .48  $        .12   $       .84  $       .49
                                        ============  ============   ===========  ===========

See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

    For the Six Months Ended June 30, 1998, the Years Ended December 31, 1997
        and 1996 and the Period from May 23, 1995 (date of inception) to
                                December 31, 1995

                                   (unaudited)

                          Limited Partner Distributions

                               Return of Investment        Limited     General
                                Capital    Income         Partners     Partner       Total
                           (Per weighted average unit)
Initial partners'
  capital contribution
  - May 23, 1995                                       $      1,000  $    1,000  $     2,000
                                                       ------------  ----------  -----------

Balance at
  December 31, 1995                                           1,000       1,000        2,000

Refund of initial
  limited partners'
  capital contribution                                       (1,000)         -        (1,000)

Proceeds from issuance
  of limited partnership
  units (275,540.47 units)                               27,554,047          -    27,554,047

Sales and
  offering expenses                                      (3,719,796)         -    (3,719,796)

Cash distributions
  to partners                  $  8.18     $ 2.57        (1,361,099)    (13,749)  (1,374,848)

Net income                                                  401,396       4,055      405,451
                                                       ------------  ----------  -----------

Balance at
  December 31, 1996                                      22,874,548      (8,694)  22,865,854

Proceeds from issuance
  of limited partnership
  units (285,927.35 units)                               28,592,735          -    28,592,735

Sales and
  offering expenses                                      (3,862,277)         -    (3,862,277)

Limited partnership units
  redeemed (1,625.63 units)                                (155,815)         -      (155,815)

                                                        (continued on next page)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

              Statements of Changes in Partners' Equity (Continued)

    For the Six Months Ended June 30, 1998, the Years Ended December 31, 1997
        and 1996 and the Period from May 23, 1995 (date of inception) to
                                December 31, 1995

                                   (unaudited)

                          Limited Partner Distributions

                               Return of Investment        Limited     General
                                Capital    Income         Partners     Partner       Total
                           (Per weighted average unit)

Cash distributions
  to partners                  $  4.41     $ 6.34        (4,147,829)    (41,125)  (4,188,954)

Net income                                                2,623,084      26,496    2,649,580
                                                       ------------  ----------  -----------

Balance at
  December 31, 1997                                      45,924,446     (23,323)  45,901,123

Proceeds from issuance
  of limited partnership
  units (298,386.69 units)                               29,838,669           -   29,838,669

Sales and offering expenses                              (4,028,220)          -   (4,028,220)

Cash distributions to partners $  4.59     $  .79        (4,289,724)    (36,332)  (4,326,056)

Limited partnership units
  redeemed (600 units)                                      (47,610)          -             -

Net income                                                  627,304       6,336      633,640
                                                       ------------  ----------  -----------

Balance at June 30, 1998                               $ 68,024,865  $  (53,319) $67,971,546
                                                       ============  =========== ===========











See accompanying notes to consolidated financial statements.

                             ICON Cash Flow Partners L. P. Seven
                               (A Delaware Limited Partnership)

                            Consolidated Statements of Cash Flows

                              For the Six Months Ended June 30,

                                         (unaudited)

                                                                     1998           1997
                                                                     ----           ----

Cash flows from operating activities:
  Net income                                                   $     633,640    $    168,912
                                                               -------------    ------------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Finance income portion of receivables paid directly
       to lenders by lessees                                      (4,730,591)     (2,190,935)
     Amortization of initial direct costs                            822,640         605,921
     Gain on sale of equipment                                        (8,087)        (39,180)
     Interest expense on non-recourse financing paid
       directly by lessees                                         3,038,992       1,376,939
     Collection of principal  - non-financed receivables             300,489         477,046
     Allowance for doubtful accounts                                 400,000          75,000
     Distribution from equity investment in joint venture            163,156         397,564
     Income from equity investment in joint venture                 (255,379)       (154,733)
     Income from leveraged leases, net                              (699,162)       (752,313)
     Change in operating assets and liabilities:
        Accounts payable - General Partner and affiliates, net       (28,150)       (438,297)
        Account receivable - General Partner and affiliates, net                (259,265)            -
        Accounts payable - other                                     115,853          13,346
        Security deposits and deferred credits                       132,386           8,725
        Minority interest in joint venture                             2,240           2,179
        Other assets                                                 (61,070)       (817,866)
        Other, net                                                  (104,979)        208,355
                                                               -------------    ------------

          Total adjustments                                       (1,170,927)     (1,228,249)
                                                               -------------    ------------

       Net cash used in operating activities                        (537,287)     (1,059,337)
                                                               -------------    ------------

Cash flows from investing activities:
  Equipment and receivables purchased                            (18,583,362)     (8,917,036)
  Initial direct costs                                            (2,730,941)     (1,678,530)
  Investment in joint venture                                       (341,131)              -
  Proceeds from sale of equipment                                     65,963       1,986,542
                                                               -------------    ------------

        Net cash used in investing activities                    (21,589,472)     (8,609,024)
                                                               -------------    ------------




                                                        (continued on next page)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                     1998           1997
                                                                     ----           ----

Cash flows from financing activities:
  Issuance of limited partnership units,
    net of offering expenses                                      25,810,449      10,226,311
  Redeemed units                                                     (47,610)              -
  Proceeds from recourse notes payable                             2,181,892               -
  Principal payments on recourse debt                             (2,388,838)     (2,150,000)
  Cash distributions to partners                                  (4,326,056)     (1,702,255)
  Principal payment on non-recourse notes                           (354,490)              -
  Proceeds from note payable affiliate                                    -        4,250,000
                                                               -------------    ------------

        Net cash provided by financing activities                 20,875,347      10,624,056
                                                               -------------    ------------

Net increase (decrease) in cash                                   (1,251,412)        955,695

Cash, beginning of period                                          4,516,385         698,301
                                                               -------------    ------------

Cash, end of period                                            $   3,264,973    $  1,653,996
                                                               =============    ============




















See accompanying notes to consolidated financial statements.

                             ICON Cash Flow Partners L. P. Seven
                               (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

     For the six months ended June 30, 1998 and 1997, non-cash activities included the following:

                                                                     1998           1997
                                                                     ----           ----

Fair value of equipment and receivables
  purchased for debt and payables                              $ (64,079,135)   $(49,162,092)
Non-recourse notes payable assumed in
  purchase price                                                  64,030,448      49,162,092
Accounts payable - equipment                                          48,687               -

Principal and interest on direct
  finance receivables paid directly
  to lenders by lessees                                           15,421,865      11,138,659
Principal and interest on non-recourse
  financing paid directly to lenders
  by lessees                                                     (15,421,865)    (11,138,659)

Decrease in investments in finance leases and financings
  due to contributions to joint venture                               -            5,190,238
Increase in equity investment in joint venture                        -           (5,190,238)
                                                               -------------    ------------

                                                               $     -          $     -
                                                               =============    ===========

     Interest expense of $3,067,666 and $1,489,576 for the six months ended June 30, 1998 and 1997 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $3,038,992 and $1,376,939, respectively, and other interest of $28,674 and $112,637, respectively.

                              ICON Cash Flow Partners L.P. Seven
                               (A Delaware Limited Partnership)

                          Notes to Consolidated Financial Statements

                                        June 30, 1998

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

2.   Net Investment in Leveraged Leases

     In August 1996 the Partnership acquired, subject to a leveraged lease, the residual interest in an aircraft. The aircraft is a McDonnell Douglas DC-10-30F currently on lease to Federal Express. The purchase price was $40,973,585, consisting of $6,000,000 in cash and $34,973,585 in non-recourse debt.

     In December 1996 the Partnership acquired, subject to a leveraged lease, the residual interest in an aircraft. The aircraft is a 1976 McDonnell Douglas DC-10-30 currently on lease to Continental Airlines. The purchase price was $11,320,923, consisting of $2,104,262 in cash and $9,216,661 in non-recourse debt.

The net investment in leveraged leases as of June 30, 1998 consisted of the following:

  Non-cancelable minimum rents receivable (net of
    principal and interest on non-recourse debt)            $      -
  Estimated unguaranteed residual values                       24,818,001
  Initial direct costs                                          1,100,878
  Unearned income                                             (14,073,229)
                                                            --------------
                                                            $  11,845,650

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

3.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 1998 and 1997 were as follows:

                                1998           1997
                                ----           ----

Underwriting commissions     $  596,773    $  236,447     Charged to Equity
Organization and offering     1,044,353       413,781     Charged to Equity
Acquisition fees              2,852,838     1,678,530     Capitalized
Management fees               1,092,054       667,629     Charged to operations
Administrative expense
 reimbursements                 470,152       288,372     Charged to operations
                             ----------    ----------

Total                        $6,056,170    $3,284,759
                             ==========    ==========

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

ICON Cash Flow L.L.C. III

     In December 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E") formed ICON Cash Flow Partners L.L.C. III ("ICON L.L.C. III"), for the purpose of acquiring and managing an aircraft. The Partnership and Series E contributed 99% and 1% of the cash received for such acquisitions, respectively, to ICON Cash Flow L.L.C.
III.

ICON Receivables 1997-A L.L.C.

     In March 1997, the Partnership, ICON Cash Flow Partners, L.P. Series D ("Series D") and ICON Cash Flow Partners L.P. Six ("L.P. Six") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and securitizing its portfolio.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     In September 1997, the Partnership, Series E and L.P. Six contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, Series E and L.P. Six (collectively the "1997-A Members") received a 19.97%, 17.81% 31.19% and 31.03% interest,
respectively,   in  1997-A  based  on  the  present   value  of  their   related
contributions.

Information as to the unaudited financial position and results of operations of 1997-A as of and for the six months ended June 30, 1998 is summarized below:

                                            June 30, 1998

               Assets                       $41,416,083

               Liabilities                  $35,235,264

               Equity                       $ 6,180,819
                                            ===========

                                          Six Months Ended
                                            June 30, 1998

               Net income                   $   915,589
                                            ===========

ICON Receivables 1997-B L.L.C.

     In August 1997, the Partnership, Series E and L.P. Six (collectively, the "1997-B Members") formed ICON Receivables 1997-B L.L.C. ("1997-B"), a special purpose entity created for the purpose of originating leases and securitizing its portfolio. On July 30, 1998, 1997-B securitized substantially all of its equipment leases and finance receivables and residuals. The net proceeds from the securitization totaled $40,806,901, of which $30,930,921 was used to pay down 1997-B's debt, and the remaining proceeds, after establishing reserves for expenses, were distributed to the 1997-B Members based on their respective interests. 1997-B became the beneficial owner of a trust. The trustee for the trust is Manufacturers and Traders Trust Company ("M&T"). In conjunction with this securitization, the portfolio as well as the General Partner's servicing capabilities were rated by Duff & Phelps and Fitch, both nationally recognized rating agencies. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. 1997-B remits all monies received from the portfolio to M&T. M&T is responsible for disbursing to the noteholders their respective principal and interest and to 1997-B the excess of cash collected over debt service from the portfolio. The 1997-B Members receive their pro rata share of any excess cash on a monthly basis from 1997-B. The Partnership, Series E and L.P. Six received 16.67%, 75.00% and 8.30% interest, respectively, in 1997-B based on their contributions.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

Information as to the unaudited financial position and results of operations of 1997-B at June 30, 1998 is summarized below:


                                             June 30, 1998

               Assets                        $32,114,372

               Liabilities                   $26,508,355

               Equity                        $ 5,606,017
                                             ===========

                                           Six Months Ended
                                             June 30, 1998

               Net income                    $   436,309
                                             ===========

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                  June 30, 1998

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

    ICON Cash Flow Partners L.P. Seven (the "Partnership") was formed on May 23, 1995 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date. January 19, 1996, with the admission of 26,367.95 limited partnership units at $100 per units representing $2,636,795.17 of capital contributions. Between January 19, 1996 and December 31, 1996, 249,172.52 units were admitted representing $24,917,252 of capital contributions. In 1997, 285,927.35 units were admitted representing $28,592,735 of capital contributions while 1,625.63 units were redeemed. From January 1, 1998 to June 30, 1998 298,386.69 units were admitted representing $29,838,669 of capital contributions while 600.00 units were redeemed, bringing the total units and capital subscriptions to 857,628.88 and $85,762,888, respectively.

    The Partnership's portfolio consisted of a net investment in finance leases, estimated unguaranteed residual value, leveraged leases, equity investment in joint venture and financings representing 81%, 12%, 5%, 1% and 1% of total investments at June 30, 1998, respectively and 71%, 13%, 10%, 5% and 1% at June 30, 1997, respectively.

Results of Operations

Three Months Ended June 30, 1998 and 1997

    For the three months ended June 30, 1998 and 1997 the Partnership leased or financed equipment with an initial cost of $35,217,661 and $12,121,225, respectively to 146 and 6 lessees or equipment users respectively.

    Revenue for the three months ended June 30, 1998 were $3,617,625, representing an increase of $1,768,705 or 96% from 1997. The increase in revenues resulted primarily from the increase in finance income of $1,698,065 , an increase in interest income and other of $58,353, an increase in income from an equity investment in joint venture of $27,921 or 21%, and an increase in net gain on sales or remarketing of equipment of $1,798 or 29%. These increases were partially offset by a decrease in income from leveraged leases of $17,430 or 4% from 1997. The increase in finance income resulted from the increase in the average size of the portfolio from 1997 to 1998. Interest income and other increased primarily as a result of the increase in the average cash balance from 1997 to 1998. Income from equity investment in joint ventures increased due to the Partnership's increased investment in joint ventures.

    Expenses  for  the  three  months  ended  June  30,  1998  were  $3,231,384, representing an increase of $1,425,833 or 79% from 1997. The increase in expenses was due to an increase in interest expense of $621,393 or 68%, an increase in management fees of $303,601 or 98%, an increase in provision of bad debts of $175,000, an increase in administrative expense reimbursements of
$125,426  or 91%,  an  increase in  administrative  expense in  amortization  of initial direct costs of $104,002 or 35%, an increase in general and administrative expense of $96,372, and an increase in minority interest in joint venture of $39 or 3%. Interest expense increased due to an increase in average debt outstanding from 1997 to 1998. Management fees, administrative expense reimbursement, amortization of initial direct costs and general and administrative expense increased due to an increase in the average size of the portfolio from 1997 to 1998. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that a $250,000 provision for bad debts was required for the three months ended June 30. 1998.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                  June 30, 1998

    Net income for the three  months  ended June 30, 1998 and 1997 was  $386,241
and  $43,369,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $.48 and $.12, respectively.

Six Months Ended June 30, 1998 and 1997

    For the six months ended June 30, 1998 and 1997 the Partnership leased or financed equipment with an initial cost of $81,651,301 and $56,130,601, respectively to 150 and 21 lessees or equipment users respectively. The weighed average initial transaction term for each period was 54 and 51 months respectively.

    Revenues for the six months ended June 30, 1998 were $6,713,788, representing an increase of $3,306,849 or 97% from 1997. The increase in revenues resulted from an increase in finance income of $3,163,442, an increase in interest income of $127,005 and an increase in income from equity investment in joint venture of $100,646 or 65%. These increases were partially offset by a decrease in net gain on sales or remarketing of equipment of $31,093 or 79% and a decrease in income from leveraged leases of $53,151 or 7% from 1997. The increase in finance income resulted from the increase in the average size of the portfolio from 1997 and 1998. Interest income and other increased primarily as a result of the increase in the average cash balance from 1997 to 1998. Income from equity investment in joint venture increased due to the Partnership's increased investment in joint ventures. The net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing and the underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value of the equipment.

    Expenses for the six months ended June 30, 1998 were $6,080,148, representing an increase of $2,842,121 or 88% from 1997. The increase in expenses was due to the increase in interest expense of $1,578,090, an increase in management fees of $424,425 or 64%, an increase in amortization of initial direct costs of $216,719 or 36%, an increase in administrative expense reimbursements of $181,780 or 63%, an increase in general and administrative expense of $116,046, an increase in provision for bad debt of $325,000 and an increase in minority interest in joint venture of $61 or 3%. Interest expense increased due to an increase in the average debt outstanding from 1997 to 1998. Management fees, amortization of initial direct costs, administrative expense reimbursement and general and administrative expense increased due to an increase in the average size of the portfolio from 1997 to 1998. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that a $400,000 and $75,000 provision for bad debts was required for the six months ended June 30, 1998 and 1997, respectively.

    Net income for the six months ended June 30, 1998 and 1997 was $633,640 and $168,912, respectively. The net income per weighed average limited partnership unit was $.84 and $.49, respectively.

Liquidity and Capital Resources

    The Partnership's primary sources of funds for the six months ended June 30, 1998 and 1997 were capital contributions, net of offering expenses, of $25,810,449 and $10,226,311, respectively. These funds were used to make payments on borrowings, fund cash distributions and to purchase equipment. The Partnership intends to purchase additional equipment and fund cash distributions utilizing capital contributions cash provided by operations, proceeds from sales of equipment and borrowings.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                  June 30, 1998

    Cash distributions to limited partners for the six months ended June 30, 1998 and 1997, which were paid monthly, totaled $4,289,724 and $1,685,232, respectively, of which $627,304 and $167,223 was investment income and $3,662,420 and $1,518,009 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 10.75% for 1998 and 1997, of which 1.57% and 1.1% was investment income and 9.18% and 9.65% was a return of capital respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1998 and 1997 was $5.38, of which $.79 and $.49 was investment income and $4.59 and $4.89 was a return of capital, respectively.

    As of June 30, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from capital contributions, operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings and fund cash distributions where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)


PART II  - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1998.

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

                                  ICON Cash Flow Partners L. P. Seven
                                  File No. 33-94458 (Registrant)
                                  By its General Partner,
                                  ICON Capital Corp.



 August 14, 1998                  /s/ Gary N. Silverhardt
----------------                  ----------------------------------------------
    Date                          Gary N. Silverhardt
                                  Chief Financial Officer
                                  (Principal financial and account officer
                                  of the General Partner of the Registrant)