Form 10-Q
period 1998-09-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 1998-11-17
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x   ]  Quarterly  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

For the period ended                         September 30, 1998
                     -----------------------------------------------------------

[    ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission File Number                       33-94458
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                       September 30,     December 31,
                                                           1998              1997
                                                           ----              ----

       Assets

Cash ...............................................   $   9,639,243    $   4,516,385
                                                       -------------    -------------

Investment in finance leases
   Minimum rents receivable ........................     132,335,474       89,824,617
   Estimated unguaranteed residual values ..........      81,425,308       33,168,213
   Initial direct costs ............................       4,578,629        2,851,751
   Unearned income .................................     (42,904,130)     (23,581,783)
   Allowance for doubtful accounts .................        (868,450)        (155,000)
                                                       -------------    -------------

                                                         174,566,831      102,107,798

Investment in estimated unguaranteed residual values      26,531,664       26,531,664
                                                       -------------    -------------

Net investment in leveraged leases .................      12,203,459       11,146,488
                                                       -------------    -------------

Equity investment in joint ventures ................       1,855,076        1,828,454
                                                       -------------    -------------

Investment in financings
   Receivables due in installments .................       1,059,694          906,283
   Initial direct costs ............................           2,480           16,480
   Unearned income .................................        (382,006)        (197,918)
   Allowance for doubtful accounts .................          (8,772)         (22,222)
                                                       -------------    -------------

                                                             671,396          702,623
                                                       -------------    -------------

Accounts receivable from affiliates, net ...........       2,097,438             --
                                                       -------------    -------------

Other assets .......................................       1,368,523        1,046,030
                                                       -------------    -------------

Total assets .......................................   $ 228,933,630    $ 147,879,442
                                                       =============    =============



                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                          September 30,     December 31,
                                                              1998              1997
                                                              ----              ----

       Liabilities and Partners' Equity

Notes payable - non-recourse ..........................   $ 132,313,716    $  90,575,890
Note payable - recourse ...............................       9,740,052       10,075,000
Security deposits and deferred credits ................       4,097,420           29,162
Accounts payable-equipment ............................       3,833,213        1,011,196
Accounts payable ......................................         382,714          238,586
Minority interest in joint venture ....................          23,708           20,335
Accounts payable to General Partner and affiliates, net            --             28,150
                                                          -------------    -------------
                                                            150,390,823      101,978,319

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ....................................         (76,198)         (23,323)
   Limited partners (997,771.19 and 559,842.19 units
     outstanding, $100 per unit original
     issue price in 1998 and 1997, respectively) ......      78,619,005       45,924,446
                                                          -------------    -------------

     Total partners' equity ...........................      78,542,807       45,901,123
                                                          -------------    -------------

Total liabilities and partners' equity ................   $ 228,933,630    $ 147,879,442
                                                          =============    =============















See accompanying notes to unaudited consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                              For the Three Months         For the Nine Months
                                               Ended September 30,         Ended September 30,
                                               1998          1997          1998          1997
                                               ----          ----          ----          ----
Revenues

   Finance income .....................   $ 5,162,423    $ 1,343,030   $10,746,071   $ 3,763,236
   Income from leveraged leases, net ..       357,809        224,370     1,056,971       976,683
   Net gain on sales or remarketing
     of equipment .....................       130,533           --         138,620        39,180
   Interest income and other ..........       121,510         33,399       289,022        73,906
   Income (loss) from equity investment
     in joint ventures ................       (93,913)       129,224       161,466       283,957
                                          -----------    -----------   -----------   -----------

   Total revenues .....................     5,678,362      1,730,023    12,392,150     5,136,962
                                          -----------    -----------   -----------   -----------

Expenses

   Interest ...........................     2,870,179        853,458     5,937,845     2,343,034
   Management fees - General Partner ..       626,826        416,990     1,718,880     1,084,619
   Amortization of initial direct costs       584,990         97,268     1,407,631       703,189
   Provision for bad debts ............       300,000         75,000       700,000       150,000
   Administrative expense
     reimbursements - General Partner .       260,099        175,262       730,252       463,634
   General and administrative .........       112,396         44,629       337,791       153,979
   Minority interest in joint venture .         1,134          1,096         3,373         3,275
                                          -----------    -----------   -----------   -----------

   Total expenses .....................     4,755,624      1,663,703    10,835,772     4,901,730
                                          -----------    -----------   -----------   -----------

Net income ............................   $   922,738    $    66,320   $ 1,556,378   $   235,232
                                          ===========    ===========   ===========   ===========

Net income allocable to:
   Limited partners ...................   $   913,511    $    65,657   $ 1,540,814   $   232,880
   General Partner ....................         9,227            663        15,564         2,352
                                          -----------    -----------   -----------   -----------

                                          $   922,738    $    66,320   $ 1,556,378   $   235,232
                                          ===========    ===========   ===========   ===========

Weighted average number of limited
   partnership units outstanding ......       966,080        450,393       812,471       377,934
                                          ===========    ===========   ===========   ===========

Net income per weighted average
   limited partnership unit ...........   $       .95    $       .15   $      1.90   $       .62
                                          ===========    ===========   ===========   ===========

See accompanying notes to unaudited consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

          For the Nine Months Ended September 30, 1998, the Years Ended
           December 31, 1997 and 1996 and the Period from May 23, 1995
                    (date of inception) to December 31, 1995

                                   (unaudited)

                               Limited Partner Distributions

                                 Return of      Investment       Limited          General
                                 Capital          Income         Partners         Partner         Total
                               (Per weighted average unit)

Initial partners'
   capital contribution
   - May 23, 1995 ..........                                   $      1,000    $      1,000    $      2,000
                                                               ------------    ------------    ------------

Balance at
   December 31, 1995 .......                                          1,000           1,000           2,000

Refund of initial
   limited partners'
   capital contribution ....                                         (1,000)           --            (1,000)

Proceeds from issuance
   of limited partnership
   units (275,540.47 units)                                      27,554,047            --        27,554,047

Sales and
   offering expenses .......                                     (3,719,796)           --        (3,719,796)

Cash distributions
   to partners .............   $ 8.18          $ 2.57            (1,361,099)        (13,749)     (1,374,848)

Net income .................                                        401,396           4,055         405,451
                                                               ------------    ------------    ------------

Balance at
   December 31, 1996 .......                                     22,874,548          (8,694)     22,865,854

Proceeds from issuance
   of limited partnership
   units (285,927.35 units)                                      28,592,735            --        28,592,735

Sales and
   offering expenses .......                                     (3,862,277)           --        (3,862,277)

Limited partnership units
   redeemed (1,625.63 units)                                       (155,815)           --          (155,815)

                                                        (continued on next page)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

              Statements of Changes in Partners' Equity (Continued)

             For the Nine Months Ended September 30, 1998, the Years Ended December 31, 1997 and 1996 and the Period from May 23, 1995 (date of inception) to December 31, 1995

                                   (unaudited)

                              Limited Partner Distributions

                                Return of      Investment          Limited         General
                                 Capital         Income            Partners        Partner          Total
                              (Per weighted average unit)

Cash distributions
   to partners ...............   $4.41           $6.34             (4,147,829)        (41,125)     (4,188,954)

Net income ...................                                      2,623,084          26,496       2,649,580
                                                                 ------------    ------------    ------------

Balance at
   December 31, 1997 .........                                     45,924,446         (23,323)     45,901,123

Proceeds from issuance
   of limited partnership
   units (438,529.00 units) ..                                     43,852,900            --        43,852,900

Sales and offering expenses ..                                     (5,920,141)           --        (5,920,141)

Cash distributions to partners   $6.23           $1.83             (6,775,428)        (68,439)     (6,843,867)

Limited partnership units
   redeemed (600 units) ......                                         (3,586)           --            (3,586)

Net income ...................                                      1,540,814          15,564       1,556,378
                                                                 ------------    ------------    ------------

Balance at September 30, 1998                                    $ 78,619,005    $    (76,198)   $ 78,542,807
                                                                 ============    ============    ============











See accompanying notes to unaudited consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                       1998            1997
                                                                       ----            ----
Cash flows from operating activities:
   Net income ..................................................   $  1,556,378    $    235,232
                                                                   ------------    ------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Finance income portion of receivables paid directly
        to lenders by lessees ..................................     (9,556,104)     (3,494,021)
      Amortization of initial direct costs .....................      1,407,631         703,189
      Net gain on sales or remarketing of equipment ............       (138,620)        (39,180)
      Interest expense on non-recourse financing paid
        directly by lessees ....................................      5,869,659       2,162,685
      Collection of principal  - non-financed receivables ......        836,694         486,039
      Allowance for doubtful accounts ..........................        700,000         102,222
      Distribution from equity investment in joint ventures ....        518,804       4,889,804
      Income from equity investment in joint ventures ..........       (161,466)       (283,957)
      Income from leveraged leases, net ........................     (1,056,971)       (976,683)
      Change in operating assets and liabilities:
         Security deposits and deferred credits ................      4,068,258          11,486
         Accounts payable ......................................        144,128         (20,778)
         Minority interest in joint venture ....................          3,373           3,275
         Accounts receivable from affiliates, net ..............     (2,097,438)           --
         Other assets ..........................................       (322,493)       (629,768)
         Accounts payable to General Partner and affiliates, net        (28,150)        (22,554)
         Other, net ............................................       (671,136)       (479,229)
                                                                   ------------    ------------

           Total adjustments ...................................       (483,831)      2,412,530
                                                                   ------------    ------------

        Net cash provided by operating activities ..............      1,072,547       2,647,762
                                                                   ------------    ------------

Cash flows from investing activities:
   Proceeds from sale of equipment .............................      1,328,835       2,166,777
   Equipment and receivables purchased .........................    (24,563,083)    (12,601,899)
   Initial direct costs ........................................     (2,727,349)     (2,064,530)
   Investment in joint ventures ................................       (383,960)       (500,000)
                                                                   ------------    ------------

         Net cash used in investing activities .................    (26,345,557)    (12,999,652)
                                                                   ------------    ------------

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                          1998            1997
                                                                          ----            ----

Cash flows from financing activities:
   Issuance of limited partnership units, net of offering expenses     37,932,759      16,828,246
   Proceeds from recourse notes payable ..........................      2,181,892            --
   Principal payments on notes payable - recourse ................     (2,516,840)     (2,150,000)
   Principal payments on non-recourse notes ......................       (354,490)           --
   Cash distributions to partners ................................     (6,843,867)     (2,808,685)
   Redeemed units ................................................         (3,586)           --
   Proceeds from affiliate loan ..................................           --         4,250,000
   Principal payments on affiliate loan ..........................           --        (4,250,000)
                                                                     ------------    ------------

         Net cash provided by financing activities ...............     30,395,868      11,869,561
                                                                     ------------    ------------

Net increase in cash .............................................      5,122,858       1,517,671

Cash at beginning of period ......................................      4,516,385         698,301
                                                                     ------------    ------------

Cash at end of period ............................................   $  9,639,243    $  2,215,972
                                                                     ============    ============


















See accompanying notes to unaudited consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

      For the nine months ended September 30, 1998 and 1997, non-cash activities included the following:


                                                                    1998            1997
                                                                    ----            ----

Fair value of equipment and receivables
   purchased for debt and payables .........................   $(67,592,278)   $(62,862,382)
Non-recourse notes payable assumed in
   purchase price ..........................................     63,759,065      62,862,382
Accounts payable - equipment ...............................      3,833,213            --

Principal and interest on direct
   finance receivables paid directly
   to lenders by lessees ...................................     26,984,407      15,043,476
Principal and interest on non-recourse
   financing paid directly to lenders
   by lessees ..............................................    (26,984,407)    (15,043,476)

Decrease in investment in finance leases due to terminations        552,002            --
Decrease in notes payable non-recourse due to terminations .       (552,002)           --

Decrease in investments in finance leases and financings
   due to contributions to joint venture ...................           --         6,150,460
Increase in equity investment in joint venture .............           --        (6,150,460)
                                                               ------------    ------------

                                                               $       --      $       --
                                                               ============    ============

      Interest expense of $5,937,845 and $2,343,034 for the nine months ended September 30, 1998 and 1997 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $5,869,659 and $2,162,685, respectively, and other interest of $68,186 and $180,349, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1998

1.    Basis of Presentation

      The financial statements of ICON Cash Flow Partners L.P. Seven (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1997 Annual Report on Form 10-K.

2.     Redemption of Limited Partnership Units

       The General Partner consented to the Partnership redeeming limited partnership units during the nine months ended September 30, 1998. The redemption amount was calculated following the specified redemption formula as per the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners equity.

3.    Related Party Transactions

      Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 1998 and 1997 were as follows:

                                 1998         1997
                                 ----         ----

Underwriting commissions    $    877,058  $    389,092  Charged to Equity
Organization and offering      1,534,851       680,910  Charged to Equity
Acquisition fees               2,727,349     2,064,530  Capitalized
Management fees                1,718,880     1,084,619  Charged to operations
Administrative expense
 reimbursements                  730,252       463,634  Charged to operations
                            ------------  ------------

Total                       $  7,588,390  $  4,682,785
                            ============  ============

      The Partnership and affiliates formed three joint ventures for the purpose of acquiring and managing various assets. (See Note 5 for additional information relating to the joint ventures.)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

4.    Net Investment in Leveraged Leases

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

The net investment in leveraged leases as of September 30, 1998 consisted of the following:

Non-cancelable minimum rents receivable (net of
  principal and interest on non-recourse debt)    $       --
Estimated unguaranteed residual values ........     24,818,001
Initial direct costs ..........................      1,038,956
Unearned income ...............................    (13,653,498)
                                                  ------------
                                                  $ 12,203,459

      The non-cancelable rents are being paid directly to the lenders to satisfy the principal and interest on the non-recourse debt assumed.

5.    Investment in Joint Ventures

      The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

ICON Cash Flow L.L.C. III

      In December 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E") formed ICON Cash Flow Partners L.L.C. III ("ICON LLC III"), for the purpose of acquiring and managing an aircraft. The Partnership and Series E contributed 99% and 1% of the cash received for such acquisitions, respectively, to ICON Cash Flow LLC III. The Partnership's consolidated financial statements include 100% of the assets and liabilities of ICON Cash Flow L.L.C. III, while Series E's minority interest has been reflected as a liability on the consolidated balance sheets.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

ICON Receivables 1997-A L.L.C.

      In March 1997 the Partnership, ICON Cash Flow Partners, L.P. Series D ("Series D") and ICON Cash Flow Partners L.P. Six ("L.P. Six") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio.

     In September 1997 Series E and L.P. Six contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, Series E and L.P. Six (collectively the "1997-A Members") received a 19.97%, 17.81%, 31.19% and 31.03% interest, respectively, in 1997-A based on the present value of their related contributions.

Information as to the unaudited financial position and results of operations of 1997-A as of and for the nine months ended September 30, 1998 is summarized below:

                                                            September 30, 1998

Assets ......................................................   $37,097,268
                                                                ===========

Liabilities .................................................   $31,058,715
                                                                ===========

Equity ......................................................   $ 5,229,748
                                                                ===========

                                                             Nine Months Ended
                                                            September 30, 1998

Net income ..................................................   $   808,805
                                                                ===========

ICON Receivables 1997-B L.L.C.

     In August 1997 the Partnership, Series E and L.P. Six formed ICON Receivables 1997-B L.L.C. ("1997-B"), a special purpose entity created for the purpose of originating leases and securitizing its portfolio. The Partnership, Series E and L.P. Six (collectively the "1997-B members") contributed $500,100, $2,250,000 and $249,900 to 1997-B on August 19, 1997 and received a 16.67%,
75.00% and 8.38% interest, respectively, in 1997-B based on their contributions. On July 30, 1998, ICON Holdings Corp. ("Holdings"), the parent of the General Partner and 1997-B completed an equipment lease securitization. The securitization is comprised of two senior notes, issued from ICON Equipment Lease Trust 1998 S-1 (Holdings) and ICON Equipment Lease Trust 1998 S-2 (1997-B). The net proceeds from the securitization totaled $40,806,901, of which $30,850,936 was used to pay down 1997-B's warehouse line of credit, and the remaining proceeds, after establishing reserves for expenses, were

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

distributed to the 1997-B Members based on their respective interests. In connection with the securitization, 1997-B became the beneficial owner of a trust. The trustee for the trust is Manufacturers and Traders Trust Company ("M&T"). In conjunction with this securitization, the portfolio as well as the General Partner's servicing capabilities were rated by Duff & Phelps and Fitch IBCA, both nationally recognized rating agencies. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. 1997-B remits all monies received from the portfolio to M&T. M&T is responsible for disbursing to the noteholders their respective principal and interest (91.5% of projected cash flows) and to 1997-B the excess of cash collected over debt service (8.5% of projected cash flows after any write-offs) from the portfolio. The 1997-B Members receive their pro rata share of any excess cash on a monthly basis from 1997-B. The Partnership's share of the net proceeds from the securitization totaled $333,400.

Information as to the unaudited financial position and results of operations of 1997-B at September 30, 1998 is summarized below:

                                                          September 30, 1998

Assets .....................................................   $43,328,524
                                                               ===========

Liabilities ................................................   $40,559,157
                                                               ===========

Equity .....................................................   $ 2,969,367
                                                               ===========

                                                           Nine Months Ended
                                                           September 30, 1998

Net income ................................................   $       834
                                                               ===========

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                               September 30, 1998

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was formed on May 23, 1995 as a Delaware limited partnership and commenced business operations on its initial closing date, January 19, 1996, with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795.17 of capital contributions. Between January 19, 1996 and December 31, 1996, 249,172.52 units were admitted representing $24,917,252 of capital contributions. In 1997, 285,927.35 units were admitted representing $28,592,735 of capital contributions while 1,625.63 units were redeemed. From January 1, 1998 to September 16, 1998 (the final closing date), 438,529.00 units were admitted representing $43,852,900 of capital contributions while 600 units were redeemed, bringing the total units and capital subscriptions to 997,771.19 and $99,777,119, respectively.

     The Partnership's portfolio consisted of a net investment in finance leases, estimated unguaranteed residual values, leveraged leases, equity investment in joint ventures and financings representing 81%, 12%, 5%, 1% and 1% of total investments at September 30, 1998, respectively and 71%, 13%, 10%, 5% and 1% at September 30, 1997, respectively.

Results of Operations

Three Months Ended September 30, 1998 and 1997

     For the three months ended September 30, 1998 and 1997 the Partnership leased or financed equipment with an initial cost of $9,260,343 and $12,121,225, respectively to 5 and 6 lessees or equipment users respectively.

     Revenue for the three months ended September 30, 1998 were $5,678,362, representing an increase of $3,948,339 or 228% from 1997. The increase in revenues resulted primarily from an increase in finance income of $3,819,393 or 284%, an increase in income from leveraged leases of $133,439 or 59%, an increase in net gain on sales or remarketing of equipment of $130,533 and an increase in interest income and other of $88,111 or 264%. These increases were partially offset by a decrease in income from equity investment in joint ventures of $223,137 or 173% from 1997. The increase in finance income resulted from the increase in the average size of the portfolio from 1997 to 1998. Income from leveraged leases increased due to the Partnership's increased investment in leveraged lease transactions. The net gain on sale or remarketing of equipment increased due primarily to gains on early terminations. Interest income and other increased due primarily to an increase in average cash balance from 1997 to 1998. Income from equity investment in joint ventures decreased due to 1997-B's increase in provision for bad debts from 1997 to 1998.

     Expenses for the three months ended September 30, 1998 were $4,755,624, representing an increase of $3,091,921 or 185% from 1997. The increase in expenses was due to an increase in interest expense of $2,016,721 or 236%, an increase in amortization of initial direct costs of $487,722, an increase in provision of bad debts of $225,000, an increase in management fees of $209,836 or 50%, an increase in administrative expense reimbursements of $84,837 or 48%, an increase in general and administrative expense of $67,767 and an increase in minority interest in joint venture of $38. Interest expense

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                               September 30, 1998

increased due to an increase in average debt outstanding from 1997 to 1998. Amortization of initial direct costs, management fees, administrative expense reimbursement and general and administrative expense increased due to an increase in the average size of the portfolio from 1997 to 1998. As a result of a growth in receivables, an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that a $300,000 provision for bad debts was required for the three months ended September 30. 1998.

     Net income for the three months ended September 30, 1998 and 1997 was $922,738 and $66,320, respectively. The net income per weighted average limited partnership unit was $.95 and $.15, respectively.

Nine Months Ended September 30, 1998 and 1997

     For the nine months ended September 30, 1998 and 1997 the Partnership leased or financed equipment with an initial cost of $90,911,644 and $56,130,601, respectively to 150 and 21 lessees or equipment users respectively. The weighed average initial transaction term for each period was 54 and 51 months respectively.

     Revenues for the nine months ended September 30, 1998 were $12,392,150, representing an increase of $7,255,188 or 141% from 1997. The increase in revenues resulted from an increase in financing income of $6,982,835, an increase in interest income and other of $215,116, an increase in net gain on sales or remarketing of equipment of $99,440 and an increase in income from leveraged leases of $80,288 or 8%. These increases were partially offset by a decrease in income from equity investment in joint ventures of $122,491 or 43% from 1997. The increase in finance income resulted from the increase in the average size of the portfolio from 1997 to 1998. Interest income and other increased primarily as a result of the increase in the average cash balance from 1997 to 1998. The net gain on sales or remarketing of equipment increased due primarily to gains on early terminations. Income from leveraged leases increased due to the Partnership's increased investment in leveraged leases. Income from equity investment in joint ventures decreased due to 1997-B's increase in provision for bad debts from 1997 to 1998.

     Expenses for the nine months ended September 30, 1998 were $10,835,772, representing an increase of $5,934,042 or 121% from 1997. The increase in expenses was due to the increase in interest expense of $3,594,811, an increase in amortization of initial direct costs of $704,441 or 100%, an increase in management fees of $634,261 or 58%, an increase in provision for bad debt of $550,000, an increase in administrative expense reimbursements of $266,618 or 58%, an increase in general and administrative expense of $183,812 and an increase in minority interest in joint venture of $98. Interest expense increased due to an increase in the average debt outstanding from 1997 to 1998. Management fees, amortization of initial direct costs, administrative expense reimbursement and general and administrative expenses increased due to an increase in the average size of the portfolio from 1997 to 1998. As a result of a growth in receivables, an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that a $550,000 and $75,000 provision for bad debts was required for the nine months ended September 30, 1998 and 1997, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                               September 30, 1998

     Net income for the nine months ended September 30, 1998 and 1997 was $1,556,378 and $235,232, respectively. The net income per weighed average limited partnership unit was $1.90 and $.62, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the nine months ended September 30, 1998 and 1997 were capital contributions, net of offering expenses, of $37,932,759 and $16,828,246, respectively, proceeds from sales of equipment of $1,328,835 and $2,166,777, respectively, and cash provided by operations of $1,072,547 and $2,647,762, respectively. These funds were used to make payments on borrowings, fund cash distributions and to purchase equipment. The Partnership intends to purchase additional equipment and fund cash distributions utilizing capital contributions, cash provided by operations, proceeds from sales of equipment and borrowings.

     Cash distributions to limited partners for the nine months ended September 30, 1998 and 1997, which were paid monthly, totaled $6,775,428 and $1,685,232, respectively, of which $1,540,814 and $232,880 was investment income and $5,234,614 and $1,452,352 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 10.75% for 1998 and 1997, of which 2.44% and 1.5% was investment income and 8.31% and 9.25% was a return of capital respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1998 and 1997 was $8.06, of which $1.83 and $1.11 was investment income and $6.23 and $6.95 was a return of capital, respectively.

     As of September 30, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from capital contributions, operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings and fund cash distributions where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)


PART II  - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1998.

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

                              ICON Cash Flow Partners L. P. Seven
                              File No. 33-94458 (Registrant)
                              By its General Partner,
                              ICON Capital Corp.



   November 16, 1998          /s/ Gary N. Silverhardt
----------------------        --------------------------------------------------
         Date                 Gary N. Silverhardt
                              Senior Vice President and Chief Financial Officer
                              (Principal financial and account officer
                              of the General Partner of the Registrant)