Form 10-K
period 1998-12-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 1999-03-31
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended                     December 31, 1998
                          ------------------------------------------------------
                                       or

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

-----------------------------------      ---------------------------------------

-----------------------------------      ---------------------------------------


Securities registered pursuant to Section 12(g) of the Act:
  Units of Limited Partnership Interests

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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1998

                                TABLE OF CONTENTS

Item                                                                       Page
----                                                                       ----
PART I

1.   Business                                                               3-4

2.   Properties                                                               4

3.   Legal Proceedings                                                        4

4.   Submission of Matters to a Vote of Security Holders                      5

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                  5

6.   Selected Consolidated Financial and Operating Data                       5

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                    6-8

8.   Financial Statements and Supplementary Data                           9-29

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                     30

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                      30-31

11.  Executive Compensation                                                  32

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                          32

13.  Certain Relationships and Related Transactions                          32

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K         33

SIGNATURES                                                                   34

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1998


PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners L.P. Seven (the "Partnership"), was formed on May 23, 1995 as a Delaware limited partnership. The Partnership's maximum offering was $100,000,000. The Partnership commenced business operations on its initial closing date, January 19, 1996 with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. Between January 19, 1996 and December 31, 1996, 249,172.52 units were admitted representing $24,917,252 of capital contributions. In 1997, 285,927.35 units were admitted representing $28,592,735 of capital contributions, and from January 1, 1998 through September 16, 1998 (the final closing date) 438,528.99 units were admitted representing $43,852,899 of capital contributions. The Partnership redeemed 1,902 and 1,625 limited partnership units in 1998 and 1997 respectively, leaving 996,469.18 limited partnership units outstanding at December 31, 1998

Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership intends to: (1) acquire a diversified portfolio of leases and financing transactions; (2) make monthly cash distributions to its limited partners from cash from operations, commencing with each limited partner's admission to the Partnership, continuing through the reinvestment period, which period will end no later than September 16, 2004; (3) re-invest substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the reinvestment period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners within six to thirty-six months after the end of the reinvestment period.

     The equipment leasing industry is highly competitive. In initiating its leasing transactions, the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have greater financial resources.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1998

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     For the years ended December 31, 1998 and 1997, the Partnership purchased and leased or financed $91,615,445 and $119,155,086 of equipment, respectively, with a weighted average initial transaction term of 48 and 38 months, respectively. Included in the summary of equipment cost by category below is 100% of the equipment cost acquired by a joint venture in which the Partnership has a 99% interest. The Partnership accounts for this investment by consolidating 100% of the assets and liabilities of the joint venture and reflecting as a liability the related minority interest. The equipment purchased by three other joint ventures in which the Partnership has a less than 50% interest are not included in this table. At December 31, 1998, the weighted average initial transaction term of the portfolio was 56 months. A summary of the portfolio equipment cost by category held at December 31, 1998 and 1997 is as follows:

                                December 31, 1998        December 31, 1997
                             ----------------------   -----------------------
Category                          Cost      Percent        Cost       Percent

Aircraft .................   $ 90,952,788    32.4      $ 71,796,878    34.6%
Computer systems .........     53,211,502    19.0        26,441,603    12.8
Vessels ..................     49,855,000    17.8        26,383,364    12.7
Retail systems ...........     21,120,829     7.5        20,949,713    10.1
Manufacturing & production     18,835,981     6.7        14,146,848     6.8
Furniture and fixtures ...     15,022,229     5.3         3,161,848     1.5
Energy ...................     12,325,000     4.4        12,325,000     6.0
Automotive ...............      6,257,771     2.2              --       --
Telecommunications .......      4,634,089     1.6        21,189,848    10.2
Medical ..................      3,872,541     1.4              --       --
Office equipment .........      2,764,522     1.0         2,764,522     1.3
Miscellaneous ............      1,959,915      .7         3,766,472     1.8
Material handling ........           --       --          4,554,815     2.2
                             ------------   -----      ------------   -----

                             $280,812,167   100.0%     $207,480,911   100.0%
                             ============   =====      ============   =====

     The Partnership has one transaction which individually represents greater than 10% of the total portfolio equipment cost at December 31, 1998. The equipment is an aircraft subject to lease with Federal Express, which represented 14.6% of the total portfolio equipment cost at December 31, 1998.

Item 2.  Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                                              Number of Equity Security Holders
       Title of Class                                 as of December 31,
       --------------                         ---------------------------------
                                                1998                     1997
                                                ----                     ----

      Limited Partners                         4,649                    2,777
      General Partner                              1                        1

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 6.  Selected Consolidated Financial and Operating Data

                                              Years Ended December 31,
                                       --------------------------------------
                                          1998          1997          1996
                                          ----          ----          ----

Total revenue ......................   $17,207,618   $ 9,749,244   $1,564,069
                                       ===========   ===========   ==========

Net income .........................   $ 2,689,176   $ 2,649,580   $  405,451
                                       ===========   ===========   ==========

Net income allocable
   to limited partners .............   $ 2,662,284   $ 2,623,084   $  401,396
                                       ===========   ===========   ==========

Net income allocable
   to the General Partner ..........   $    26,892   $    26,496   $    4,055
                                       ===========   ===========   ==========

Weighted average limited
   partnership units outstanding ...       808,650       413,677      156,222
                                       ===========   ===========   ==========

Net income per weighted
   average limited partnership unit    $      3.29   $      6.34   $     2.57
                                       ===========   ===========   ==========

Distributions to limited partners ..   $ 8,692,479   $ 4,147,829   $1,361,099
                                       ===========   ===========   ==========

Distributions to the General Partner   $    87,803   $    41,125   $   13,749
                                       ===========   ===========   ==========

                                                    December 31,
                                   ------------------------------------------
                                       1998           1997           1996
                                       ----           ----           ----

Total assets ...                   $216,387,240   $153,066,319   $ 48,486,070
                                   ============   ============   ============

Partners' equity                   $ 77,741,448   $ 45,901,123   $ 22,865,854
                                   ============   ============   ============

     The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. No data is presented for 1995 or 1994 since the Partnership commenced operations on January 19, 1996, the initial closing date.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     ICON Cash Flow Partners L.P. Seven (the "Partnership"), was formed on May 23, 1995 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, January 19, 1996 with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. Between January 19, 1996 and December 31, 1996, 249,172.52 units were admitted representing $24,917,252 of capital contributions. In 1997, 285,927.35 units were admitted representing $28,592,735 of capital contributions and from January 1, 1998 through September 16, 1998 (the final closing date) 438,899 units were admitted representing $43,852,899 of capital contributions. The Partnership redeemed 1,902 and 1,625 limited partnership units in 1998 and 1997, respectively, leaving 996,469.18 limited partnership units outstanding at December 31, 1998

     The Partnership's portfolio consisted of net investments in finance leases, investments in estimated unguaranteed residual values, leveraged leases, equity investments in joint ventures and financings representing 77%, 15%, 6%, 1% and 1% of total investments at December 31, 1998, respectively, and 72%, 18%, 8%, 1% and 1% of total investments at December 31, 1997, respectively.

Results of Operations for the Years Ended December 31, 1998 and 1997

     For the years ended December 31, 1998 and 1997, the Partnership purchased and leased or financed equipment with an initial cost of $91,615,445 and $119,155,086, respectively, to 42 and 13 lessees or equipment users.

     Revenues for the year ended December 31, 1998 were $17,207,618, representing an increase of $7,458,374 or 77 % from 1997. The increase in revenues resulted primarily from an increase in finance income of $8,332,118 or 135%, an increase in interest income and other of $239,207 or 204% and an increase in income from leveraged leases of $130,270 or 10%. These increases were partially offset by a decrease in net gain on sales from remarketing of equipment of $1,054,679 or 60% and a decrease in income from equity investments in joint ventures of $188,542 or 43%. The increase in finance income resulted from an increase in the average size of the finance lease portfolio from 1997 to 1998. Interest income and other increased due to an increase in the average cash balance from 1997 to 1998. Income from leveraged leases increased due to the increase in the net investment in leveraged leases from 1997 to 1998. The net gain on sales or remarketing of equipment decreased due to the prior year's termination of the Partnership's residual interests in two offshore supply vessels. The 1997 gain relating to the vessels totaled $1,709,610. The decrease in income from equity investments in joint ventures decreased as a result of one of the underlying joint ventures' increase in its provision for bad debts. In December 1998, the Partnership entered into a new joint venture, however, there were no revenues generated from such joint venture in 1998.

     Expenses for the year ended December 31, 1998 were $14,518,442, representing an increase of $7,418,778 or 104% from 1997. The increase in expenses resulted primarily from an increase in interest expense of $4,397,798 or 120%, an increase in amortization of initial direct costs of $997,783 or 107%, an increase in management fees of $815,067 or 54%, an increase in the provision for bad debts of $550,000 or 367%, an increase in administrative expense reimbursements of $353,035 or 54%, an increase in general and administrative fees of $304,959 or 164% and an increase in minority interest in joint venture of $136 or 3%. Interest expense increased due to an increase in the average debt outstanding from 1997 to 1998. Amortization of initial direct costs, management fees, administrative expense

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1998

reimbursements and general and administrative expenses increased due to an increase in the average size of the portfolio from 1997 to 1998. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience, the Partnership determined that a provision for bad debt of $700,000 was required for the year ended December 31, 1998, compared to $150,000 for 1997.

     Net income for the years ended December 31, 1998 and 1997 was $2,689,176 and $2,649,580, respectively. The net income per weighted average limited partnership unit was $3.29 and $6.34 for 1998 and 1997, respectively, weighted from the date each unit was admitted to the Partnership.

Results of Operations for the Years Ended December 31, 1997 and 1996

     For the years ended December 31, 1997 and 1996, the Partnership purchased and leased or financed equipment with an initial cost of $119,155,086 and $91,413,135, respectively, to 13 and 198 lessees or equipment users.

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

     Expenses for the year ended December 31, 1997 were $7,099,664, representing an increase of $5,941,046 from 1996. The increase in expenses was attributable to an increase in interest expense of $3,254,317, an increase in management fees of $1,257,261, an increase in amortization of initial direct cost of $701,338, an increase in administrative expense reimbursement of $534,510, an increase in general and administrative expenses of $114,240, an increase in provision for bad debts of $75,000 and an increase in minority interest in joint venture of $4,380. Interest expense increased due to the increase in the average debt outstanding from 1996 to 1997. Management fees, amortization of initial direct cost, administrative expense reimbursement and general and administrative expenses increased due to the increase in the average size of the portfolio from 1996 to 1997. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, the Partnership determined that a provision for bad debt of $150,000 was required for the year ended December 31, 1997. The increase in minority interest in joint venture resulted from the Partnership's 1997 investment in joint ventures.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1998

     Net income for the years ended December 31, 1997 and 1996 was $2,649,580 and $405,451, respectively. The net income per weighted average limited partnership unit was $6.34 and $2.57, respectively, weighted from the date each unit was admitted to the Partnership.

Liquidity and Capital Resources

     The Partnership's primary sources of funds in 1998, 1997 and 1996 were cash provided by operations of $535,582, $1,596,086 and $873,899, respectively, capital contributions, net of offering expenses, of $37,935,017, $24,730,458 and $23,834,251, respectively, and proceeds from sale of equipment of $4,903,647, $7,315,408 and $0, respectively. These funds were used to purchase equipment and pay cash distributions. The Partnership intends to purchase additional equipment and fund cash distributions, utilizing cash from operations, proceeds from sales of equipment and additional borrowings.

      The Partnership's notes payable at December 31, 1998 and 1997 total $137,072,754 and $105,837,767, respectively. These amounts consist of $110,848,356 and $77,606,726 in non-recourse notes, respectively, and recourse notes payable of $26,224,398 and $28,231,041, respectively, which relate to the Partnership's investment in estimated unguaranteed residual values (see Note 4).

      The Partnership and an affiliate, ICON Income fund Eight A L.P. ("Eight A") entered into a joint line of credit agreement (the "Facility") with a lender in December 1998. The maximum amount available under the Facility is $5,000,000. The Facility is secured by eligible receivables and residuals and bears interest at Prime plus a half percent. At December 31, 1998 the Partnership and Eight A had $0 and $5,000,000, respectively, outstanding under the Facility.

      In March 1997 the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), and ICON Cash Flow Partners L.P. Six ("L.P. Six"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating leases, managing existing contributed assets and securitizing its portfolio. In September 1997 the Partnership, ICON Cash Flow Partners, L.P., Series E ("Series E") and L.P. Six contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, Series E and L.P. Six received a 19.97%, 17.81%, 31.19% and 31.03% interest, respectively, in 1997-A based on the present value of their related contributions. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. 1997-A became the beneficial owner of a trust. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

      In August 1997 the Partnership, Series E and L.P. Six formed ICON Receivables 1997-B LLC ("1997-B"), a special purpose entity formed for the purpose of originating leases and securitizing its portfolio. The Partnership, Series E and L.P. Six contributed $500,000 (16.67% interest), $2,250,000 (75.00%
interest) and $250,000 (8.33% interest), respectively to 1997-B. In order to fund the acquisition of leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-B Warehouse Facility"). In October 1998, 1997-B completed an equipment securitization. The net proceeds from the securitization of these assets were used to pay-off the remaining 1997-B Warehouse Facility balance and any remaining proceeds were distributed to the 1997-B members in accordance with their membership interests. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1998

     In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Six and ICON Income Fund Eight A L.P. ("Eight A") formed ICON Boardman Funding LLC, for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Six and Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in the joint venture. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions, thereafter.

      Cash distributions to the limited partners for the years ended December 31, 1998 and 1997, which were paid monthly totaled $8,692,479 and $4,147,829, respectively of which $2,662,284 and $2,623,084 was investment income and $6,030,195 and $1,524,745 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners for the years ended December 31, 1998 and 1997 was 10.75%, of which 3.29% and 6.34% was investment income and 7.46% and 4.41% was a return of capital respectively, calculated as a percentage of each partners' initial capital contribution. The limited partner distribution per weighted average unit outstanding for the years ended December 31, 1998 and 1997 was $10.75, of which $3.29 and $6.34 was investment income and $7.46 and $4.41 was a return of capital, respectively.

     As of December 31, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

Year 2000 Issue

    The Year 2000 issue arose because many existing computer programs have been written using two digits rather than four to define the applicable year. As a result, programs could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operation of the affected businesses.

    The Partnership uses computer information systems provided by the General Partner and has no computer information systems of its own. The software related to the General Partner's primary computer information systems are provided by third party vendors. The General Partner has formally communicated with these vendors and has received assurance that their programs are Year 2000 compliant. In addition, the General Partner has gathered information about the Year 2000 readiness of significant vendors and third-party servicers and continues to monitor developments in this area. All of the General Partner's peripheral computer technologies, such as its network operating system and third party software applications, including payroll and electronic banking have been evaluated and have been found to be Year 2000 compliant. The ultimate impact of the Year 2000 issue on the Partnership will depend to a great extent on the manner in which the issue is addressed by the Partnership's lessees. Each of the Partnership's lessees will have a material self interest in resolving any Year 2000 issue, however, non-compliance on the part of a lessee could result in lost or delayed revenues to the Partnership. The effect of this risk to the Partnership is not determinable.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1998

    The General Partner is responsible for costs relating to the assessment and development of its Year 2000 compliance remediation plan, as well as the testing of the hardware and software owned or licensed for its personal computers. The General Partner's costs incurred to date and expected future costs are not material.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 8.  Consolidated Financial Statements and Supplementary Data


                   Index to Consolidated Financial Statements


                                                                    Page Number
                                                                    -----------
Independent Auditors' Report                                              11

Consolidated Balance Sheets as of
  December 31, 1998 and 1997                                           12-13

Consolidated Statements of Operations for the
  Years Ended December 31, 1998, 1997 and 1996                            14

Consolidated Statements of Changes in Partners'
  Equity for the Years Ended
  December 31, 1998, 1997 and 1996                                     15-16

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1998, 1997 and 1996                         17-19

Notes to Consolidated Financial Statements                             20-29

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 1998

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners L.P. Seven:

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners L.P. Seven (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity, and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners L.P. Seven as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                           /s/ KPMG LLP
                                           -------------------------------------
                                           KPMG LLP



March 12, 1999
New York, New York

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                            1998             1997
                                                            ----             ----
         Assets

Cash ...............................................   $   3,899,054    $   4,516,385
                                                       -------------    -------------

Investment in finance leases
   Minimum rents receivable ........................     122,539,958       89,824,617
   Estimated unguaranteed residual values ..........      77,403,065       33,168,213
   Initial direct costs ............................       3,943,900        2,851,751
   Unearned income .................................     (39,516,143)     (23,581,783)
   Allowance for doubtful accounts .................        (868,450)        (155,000)
                                                       -------------    -------------

                                                         163,502,330      102,107,798

Investment in estimated unguaranteed residual values      31,718,541       31,718,541
                                                       -------------    -------------

Net investment in leveraged leases .................      12,568,089       11,146,488
                                                       -------------    -------------

Investments in unconsolidated joint ventures .......       1,490,820        1,828,453
                                                       -------------    -------------

Investment in financings
   Receivables due in installments .................       2,357,992          906,283
   Initial direct costs ............................           5,169           16,480
   Unearned income .................................        (620,501)        (197,918)
   Allowance for doubtful accounts .................          (8,772)         (22,222)
                                                       -------------    -------------

                                                           1,733,888          702,623
                                                       -------------    -------------

Other assets .......................................       1,474,518        1,046,031
                                                       -------------    -------------

Total assets .......................................   $ 216,387,240    $ 153,066,319
                                                       =============    =============








                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                  December 31,

                                                              1998            1997
                                                              ----            ----

       Liabilities and Partners' Equity

Notes payable - non-recourse .........................   $ 110,848,356    $  77,606,726
Note payable - recourse ..............................      26,224,398       28,231,041
Accounts payable-equipment ...........................         501,318        1,011,196
Accounts payable - General Partner and affiliates, net          95,670           28,150
Security deposits, deferred credits and other payables         951,199          267,748
Minority interest in consolidated joint venture ......          24,851           20,335
                                                         -------------    -------------
                                                           138,645,792      107,165,196

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...................................         (84,234)         (23,323)
   Limited partners (996,469.18 and 559,842.19 units
     outstanding, $100 per unit original
     issue price in 1998 and 1997, respectively) .....      77,825,682       45,924,446
                                                         -------------    -------------

     Total partners' equity ..........................      77,741,448       45,901,123
                                                         -------------    -------------

Total liabilities and partners' equity ...............   $ 216,387,240    $ 153,066,319
                                                         =============    =============
















See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,

                                                                 1998          1997          1996
                                                                 ----          ----          ----

Revenues

   Finance income ........................................   $14,487,893   $ 6,155,775   $   939,924
   Income from leveraged leases, net .....................     1,421,601     1,291,331       366,790
   Net gain on sales or remarketing of equipment .........       694,111     1,748,790          --
   Interest income and other .............................       356,339       117,132       257,355
   Income from investments in
     unconsolidated joint ventures .......................       247,674       436,216          --
                                                             -----------   -----------   -----------

   Total revenues ........................................    17,207,618     9,749,244     1,564,069
                                                             -----------   -----------   -----------

Expenses

   Interest ..............................................     8,050,315     3,652,517       398,200
   Management fees - General Partner .....................     2,337,112     1,522,045       264,784
   Amortization of initial direct costs ..................     1,929,906       932,123       230,785
   Administrative expense
     reimbursements - General Partner ....................     1,005,354       652,319       117,809
   Provision for bad debts ...............................       700,000       150,000        75,000
   General and administrative ............................       491,239       186,280        72,040
   Minority interest expense in consolidated joint venture         4,516         4,380          --
                                                             -----------   -----------   -----------

   Total expenses ........................................    14,518,442     7,099,664     1,158,618
                                                             -----------   -----------   -----------

Net income ...............................................   $ 2,689,176   $ 2,649,580   $   405,451
                                                             ===========   ===========   ===========

Net income allocable to:
   Limited partners ......................................   $ 2,662,284   $ 2,623,084   $   401,396
   General Partner .......................................        26,892        26,496         4,055
                                                             -----------   -----------   -----------

                                                             $ 2,689,176   $ 2,649,580   $   405,451
                                                             ===========   ===========   ===========

Weighted average number of limited
   partnership units outstanding .........................       808,650       413,677       156,222
                                                             ===========   ===========   ===========

Net income per weighted average
   limited partnership unit ..............................   $      3.29   $      6.34   $      2.57
                                                             ===========   ===========   ===========




See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1998, 1997 and 1996

                                   Limited Partner Distributions
                                   -----------------------------
                                      Return of    Investment        Limited     General
                                       Capital       Income          Partners    Partner     Total
                                      ---------    ----------        --------    -------     -----
                                    (Per weighted average unit)

Balance at
   December 31, 1995                                               $     1,000  $  1,000  $     2,000

Refund of initial
   limited partners'
   capital contribution                                                 (1,000)     -          (1,000)

Proceeds from issuance
   of limited partnership
   units (275,540.47 units)                                         27,554,047      -      27,554,047

Sales and
   offering expenses                                                (3,719,796)     -      (3,719,796)

Cash distributions
   to partners                        $  8.18       $  2.57         (1,361,099)  (13,749)  (1,374,848)

Net income                                                             401,396     4,055      405,451
                                                                   -----------  --------  -----------

Balance at
   December 31, 1996                                                22,874,548    (8,694)  22,865,854

Proceeds from issuance
   of limited partnership
   units (285,927.35 units)                                         28,592,735      -      28,592,735

Sales and
   offering expenses                                                (3,862,277)     -      (3,862,277)

Limited partnership units
   redeemed (1,625.63 units)                                          (155,815)     -        (155,815)





                                                        (continued on next page)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

       Consolidated Statements of Changes in Partners' Equity (continued)

              For the Years Ended December 31, 1998, 1997 and 1996

                                   Limited Partner Distributions
                                   -----------------------------
                                      Return of    Investment        Limited     General
                                       Capital       Income          Partners    Partner     Total
                                      ---------    ----------        --------    -------     -----
                                    (Per weighted average unit)

Cash distributions
   to partners                        $  4.41       $  6.34         (4,147,829)  (41,125)  (4,188,954)

Net income                                                           2,623,084    26,496    2,649,580
                                                                   -----------  --------  -----------

Balance at
   December 31, 1997                                                45,924,446   (23,323)  45,901,123

Proceeds from issuance
   of limited partnership
   units (438,528.99 units)                                         43,852,899       -     43,852,899

Sales and offering expenses                                         (5,917,882)      -     (5,917,882)

Limited partnership units
   redeemed (1,902 units)                                               (3,586)      -         (3,586)

Cash distributions to partners        $  7.46       $  3.29         (8,692,479)  (87,803)  (8,780,282)

Net income                                                           2,662,284    26,892    2,689,176
                                                                   -----------  --------  -----------
Balance at
   December 31, 1998                                               $77,825,682  $(84,234) $77,741,448
                                                                   ===========  ========  ===========












See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Years Ended December 31,

                                                                    1998            1997             1996
                                                                    ----            ----             ----
Cash flows from operating activities:
   Net income ...............................................   $  2,689,176    $  2,649,580    $    405,451
                                                                ------------    ------------    ------------
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Net gain on sales or remarketing of equipment ..........       (694,111)     (1,748,790)           --
     Finance income portion of receivables
       paid directly to lenders by lessees ..................    (12,717,263)     (5,912,799)       (608,965)
     Amortization of initial direct costs ...................      1,929,906         932,123         230,785
     Interest expense on non-recourse
       financings paid directly by lessees ..................      7,701,737       3,463,617         395,645
     Income from leveraged leases, net ......................     (1,421,601)     (1,291,331)       (366,790)
     Income from investments in
       unconsolidated joint ventures ........................       (247,674)       (436,216)           --
     Minority interest expense in consolidated joint venture           4,516           4,380            --
     Changes in operating assets and liabilities:
       Allowance for doubtful accounts ......................        700,000         102,222          75,000
       Other assets .........................................        104,423        (703,491)       (148,941)
       Distributions received from
         unconsolidated joint ventures ......................      1,076,141       5,258,223            --
       Investments in unconsolidated joint ventures .........       (490,834)     (1,259,244)       (100,000)
       Account payable to General Partner and affiliates, net         67,520        (410,147)        438,297
       Collection of principal
         - non-financed receivables .........................      1,095,505         516,966         498,027
       Minority interest in joint venture ...................           --              --            15,955
       Security deposits, deferred credits and other payables        683,451         207,446          60,303
       Other, net ...........................................         54,690         223,547         (20,868)
                                                                ------------    ------------    ------------

         Total adjustments ..................................     (2,153,594)     (1,053,494)        468,448
                                                                ------------    ------------    ------------

       Net cash provided by operating activities ............        535,582       1,596,086         873,899
                                                                ------------    ------------    ------------

Cash flows from investing activities:
   Equipment and receivables purchased ......................    (29,291,730)    (20,121,149)    (19,898,183)
   Proceeds from sale of equipment ..........................      4,903,647       7,315,408            --
   Initial direct costs .....................................     (3,268,593)     (3,363,765)     (2,737,818)
                                                                ------------    ------------    ------------

       Net cash used in investing activities ................    (27,656,676)    (16,169,506)    (22,636,001)
                                                                ------------    ------------    ------------



                                                        (continued on next page)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

                        For the Years Ended December 31,

                                                            1998           1997            1996
                                                            ----           ----            ----

Cash flows from financing activities:
   Issuance of limited partnership units,
     net of offering expenses ......................     37,935,017      24,730,458      23,834,251
   Cash distributions to partners ..................     (8,780,282)     (4,188,954)     (1,374,848)
   Redeemed units ..................................         (3,586)           --              --
   Principal payments on notes payable - recourse ..     (2,250,000)     (2,150,000)           --
   Principal payments on note payable - non-recourse       (397,386)           --              --
   Proceeds from affiliate loan ....................           --         4,250,000            --
   Principal payments on loans from affiliate ......           --        (4,250,000)           --
   Refund of initial limited partners'
     capital contribution ..........................           --              --            (1,000)
                                                       ------------    ------------    ------------

       Net cash provided by financing activities ...     26,503,763      18,391,504      22,458,403
                                                       ------------    ------------    ------------

Net increase (decrease) in cash ....................       (617,331)      3,818,084         696,301

Cash at beginning of year ..........................      4,516,385         698,301           2,000
                                                       ------------    ------------    ------------

Cash at end of year ................................   $  3,899,054    $  4,516,385    $    698,301
                                                       ============    ============    ============




















See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

      Interest expense of $8,050,315, $3,652,517 and $398,200 for the years ended December 31, 1998, 1997 and 1996 consisted of: interest expense on non-recourse financings paid or accrued to lenders by lessees of $7,701,737, $3,463,617 and $395,645, respectively, and other interest of $348,578, $188,900 and $2,555, respectively.

      For the years ended December 31, 1998, 1997 and 1996, non-cash activities included the following:

                                                                   1998            1997            1996
                                                                   ----            ----            ----

Fair value of equipment and receivables
   purchased for debt and payables                           $ (63,334,912)  $ (106,011,532) $ (59,189,952)
Non-recourse and recourse notes payable
   assumed in purchase price                                    62,833,594      105,000,336     57,399,235
Accounts payable - equipment                                       501,318        1,011,196      1,790,717

Principal and interest on
   finance receivables paid directly
   to lenders by lessees                                        35,688,131       17,766,016      3,625,762
Principal and interest on non-recourse
   financings paid directly to lenders
   by lessees                                                  (35,688,131)     (17,766,016)    (3,625,762)

Decrease in investment in finance leases due
   to terminations                                               1,208,183        6,025,115         -
Decrease in notes payable non-recourse
   due to terminations                                          (1,208,183)      (6,025,115)        -

Decrease in investments in finance leases and
   financings due to contribution to
   unconsolidated joint ventures                                   -             5,391,216          -
Increase in investments in
   unconsolidated joint ventures                                   -            (5,391,216)         -
                                                             -------------   --------------  --------------

                                                             $     -         $     -         $      -
                                                             =============   ==============  ==============

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                December 31, 1998

1.    Organization

     ICON Cash Flow Partners L.P. Seven (the "Partnership"), was formed on May 23, 1995 as a Delaware limited partnership. The Partnership's maximum offering was $100,000,000. The Partnership commenced business operations on its initial closing date, January 19, 1996 with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. Between January 19, 1996 and December 31, 1996, 249,172.52 units were admitted representing $24,917,252 of capital contributions, in 1997, 285,927.35 units were admitted representing $28,592,735 of capital contributions and from January 1, 1998 through September 16, 1998 (the final closing date) 438,528.99 units were admitted representing $43,852,899 of capital contributions. The Partnership redeemed 1,902 and 1,625.63 partnership units in 1998 and 1997, respectively, leaving 996,469.18 limited partnership units outstanding at December 31, 1998

      The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner will manage and control the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

      ICON Securities Corp., an affiliate of the General Partner, received an underwriting commission on the gross proceeds from sales of all units. The total underwriting compensation paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities is limited to 13 1/2% of the gross proceeds received from the sale of the units. Such offering expenses aggregated $13,499,957, including $5,499,981 paid to the General Partner or its affiliates, and such costs charged directly to limited partners' equity.

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

      Certain reclassifications have been made to prior years' statements to conform to the 1998 presentation.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

      Consolidation - The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary, ICON Cash Flow Partners L.L.C. III. All inter-company accounts and transactions have been eliminated. The Partnership accounts for its interests in less than 50% owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions thereafter.

      Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or leveraged leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. The Partnership's net investment in leveraged leases consists of minimum lease payments receivable, the estimated unguaranteed residual values and the initial direct costs related to the leases, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income from leveraged leases over the life of the lease at a constant rate of return on the positive net investment. Initial direct costs of finance leases and leverage leases are capitalized and are amortized over the terms of the related leases using the interest method. The Partnership's leases have terms ranging from two to five years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

     Investment in Estimated Unguaranteed Residual Values - In December 1996, the Partnership purchased an option to acquire an interest in a drilling rig. The Partnership exercised its option at the time of purchase and became the 50% owner of the future estimated unguaranteed residual. In July 1997, the Partnership purchased options to acquire the interests in three Boeing 737-300 aircraft. The Partnership exercised its options at the time of purchase and became the owner of the future estimated unguaranteed residuals. The assets are carried at cost (which is at least equal to or less than market value) until sale or release of the equipment, at which time a gain or loss will be recognized on each transaction. No income will be recognized until the underlying equipment is sold or released. (See Note 4 for discussion of investment in estimated unguaranteed residual value).

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

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments, except for lease related instruments. Separate disclosure of fair value information as of December 31, 1998 and 1997 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

certain payables approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market rate.

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

     Impairment of Estimated Residual Values - In March 1995 the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which was effective beginning in 1996.

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

     New Accounting Pronouncements - In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material effect on the Partnership's net income, partners' equity or total assets.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

3.   Investments in Joint Ventures

     The Partnership and affiliates formed four joint ventures for the purpose of acquiring and managing various assets.

     The joint venture described below is majority owned and is consolidated with the Partnership.

ICON Cash Flow Partners L.L.C. III

      On December 31, 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E") formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10-30 and cost $11,429,751. The lease is a leveraged lease and the lease term expires in March 2003 (see Note 6). Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's financial statements include 100% of the assets and liabilities of ICON Cash Flow LLC III. Series E's investment in ICON Cash Flow LLC III has been reflected as "Minority interest in joint venture."

     The three joint ventures described below are less than 50% owned and are accounted for following the equity method.

ICON Receivables 1997-A L.L.C.

      In March 1997 the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), and ICON Cash Flow Partners L.P. Six ("L.P. Six"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating leases, managing existing contributed assets and securitizing its portfolio. In September 1997 the Partnership, Series E and L.P. Six contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, Series E and L.P. Six received a 19.97%, 17.81%, 31.19% and 31.03% interest, respectively, in 1997-A based on the present value of their related contributions. The Partnership's contributions amounted to $5,391,216 in assigned leases and $275,000 of cash in 1997 and $105,719 of cash in 1998. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. 1997-A became the beneficial owner of a trust. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Information as to the financial position and results of operations of 1997-A as of and for the year ended December 31, 1998 and 1997 is summarized below:

                                         December 31, 1998   December 31, 1997

Assets                                    $    31,845,710     $  50,911,005
                                          ===============     =============

Liabilities                               $    27,065,004     $  45,143,569
                                          ===============     =============

Equity                                    $     4,780,706     $   5,767,436
                                          ===============     =============

Partnership's share of equity             $     1,097,916     $   1,294,917
                                          ===============     =============

                                             Year Ended         Year Ended
                                         December 31, 1998   December 31, 1997

Net income                                $     1,050,957     $   1,298,430
                                          ===============     =============

Partnership's share of net income         $       209,824     $     402,680
                                          ===============     =============

Distributions                             $     2,367,147     $  33,965,442
                                          ===============     =============

Partnership's share of distributions      $       512,544     $   5,258,223
                                          ===============     =============

ICON Receivables 1997-B L.L.C.

      In August 1997 the Partnership, Series E and L.P. Six formed ICON Receivables 1997-B L.L.C. ("1997-B"), a special purpose entity formed for the purpose of originating leases and securitizing its portfolio. The Partnership, Series E and L.P. Six contributed cash and received a 16.67%, 75.00% and 8.33% interest, respectively, in 1997-B. The Partnership's cash contributions amounted to $500,000 in 1997 and $328,155 in 1998. In order to fund the acquisition of leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-B Warehouse Facility"). In October 1998, 1997-B completed an equipment securitization. The net proceeds from the securitization of these assets were used to pay-off the remaining 1997-B Warehouse Facility balance and any remaining proceeds were distributed to the 1997-B members in accordance with their membership interests. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Information as to the financial position and results of operations of 1997-B as of and for the year ended December 31, 1998 and 1997 is summarized below:

                                          December 31, 1998   December 31, 1997
                                          -----------------   -----------------

Assets                                    $     39,665,292    $    18,209,360
                                          ================    ===============

Liabilities                               $     37,649,430    $    15,008,185
                                          ================    ===============

Equity                                    $      2,015,862    $     3,201,175
                                          ================    ===============

Partnership's share of equity             $        335,944    $       533,536
                                          ================    ===============

                                             Year Ended          Year Ended
                                          December 31, 1998   December 31, 1997
                                          -----------------   -----------------

Net income                                $        227,057    $       201,175
                                          ================    ===============

Partnership's share of net income         $         37,850    $        33,536
                                          ================    ===============

Distributions                             $      3,380,904    $           -
                                          ================    ===============

Partnership's share of distributions      $        563,597    $           -
                                          ================    ===============

ICON Boardman Funding L.L.C.

     In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Six and ICON Income Fund Eight A L.P. ("Eight A") formed ICON Boardman Funding L.L.C. ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Six, and Eight A received a
 .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership's original investment was recorded at cost of $56,960 and will be adjusted by its share of earnings, losses and distributions, thereafter. Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, the rent in excess of the senior debt payments was acquired by L.P. Six for $3,801,108.

     Information as to the financial position of ICON BF as of December 31, 1998 is summarized below:

                                                   December 31, 1998
                                                   -----------------
            Assets                                  $    23,620,702
                                                    ===============

            Liabilities                             $    12,228,713
                                                    ===============

            Equity                                  $    11,391,989
                                                    ===============

            Partnership's share of equity           $        56,960
                                                    ===============

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     There was no income statement impact of this joint venture in 1998 as the joint venture was formed at the end of the year.

4.   Investment in Estimated Unguaranteed Residual Values

     In December 1996, the Partnership purchased a 50% share of an option to acquire the 100% interest in a drilling rig, currently on lease to Rowan Companies, Inc. The Partnership exercised its option at the time of purchase and became the 50% owner of the future estimated unguaranteed residual. The residual investment cost $12,325,000 and the lease to Rowan Companies, Inc. expires in September 2000 at which time the Partnership will be entitled to the residual.

     In July 1997, the Partnership purchased options to acquire the 100% interests in three Boeing 737-300 aircraft, currently on lease with Continental Airlines. The Partnership exercised its options at the time of purchase and became the 100% owner of the future estimated unguaranteed residuals. The residual investments cost $19,393,541 and the leases for each aircraft expire in August, October and November 2003 at which time the Partnership will be entitled to the residuals.

5.  Gain on Disposal  of  Residual  Interest

     In December 1997 the Partnership disposed of its residual interest in two offshore supply vessels. The disposal of the residual interest occurred in connection with the sale of the vessels to a third party. The vessels had previously been chartered by a subsidiary of Occidental Petroleum, Inc. The Partnership recognized a $1,709,610 gain upon disposal of its interest in December 1997.

6.   Net Investment in Leveraged Leases

     In August 1996, the Partnership acquired, subject to a leveraged lease, the residual interest in an aircraft on lease with Federal Express. The aircraft is a McDonnell Douglas DC-10-30F built in 1986, and the lease expires in July 2004. The purchase price was $40,973,585.

     In December 1996, the Partnership and an affiliate (see Note 3) acquired, subject to a leveraged lease, an aircraft on lease with Continental Airlines, Inc. The aircraft is a McDonnell Douglas DC-10-30 built in 1976, and the lease expires in March 2003. The purchase price was $11,429,751.

The net investment in the leveraged leases as of December 31, 1998 consisted of the following:

     Non-cancelable minimum rents receivable (net of
       principal and interest on non-recourse debt)    $    910,000
     Estimated unguaranteed residual values ........     20,818,001
     Initial direct costs ..........................        977,393
     Unearned income ...............................    (10,137,305)
                                                       ------------
                                                       $ 12,568,089

      Unearned income is recognized from leveraged leases over the life of the lease at a constant rate of return based on the positive net investment in the lease in years such investment is positive.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

      Non-cancelable minimum rents receivable relating to the leveraged leases at December 31, 1998 are $47,868,154 while principal and interest on non-recourse debt assumed in the purchase of the leveraged leases is $46,958,154 at December 31, 1998.

                                    Rents Due      Debt Payments
                                    ---------      -------------
                         1999      $ 7,742,360      $ 7,742,360
                         2000        8,022,359        7,742,359
                         2001        8,022,359        7,742,359
                         2002        8,022,359        7,742,359
                         2003        6,248,358        6,178,358
                   Thereafter        9,810,359        9,810,359
                                   -----------      -----------

                                   $47,868,154      $46,958,154
                                   ===========      ===========


      Simultaneously with the acquisition of the Federal Express transaction, the rent in excess of the senior debt payments and a portion of the residual value thereof was acquired by an affiliated partnership, Series D for $11,503,251. A portion of this investment by Series D was later refinanced.

7.    Receivables Due in Installments

      Non-cancelable minimum annual amounts due on finance leases and financings are as follows:

                          Finance
                Year       Leases       Financings       Total

                1999   $ 52,684,758   $    469,877   $ 53,154,635
                2000     38,450,524        459,400     38,909,924
                2001     22,019,616        438,466     22,458,082
                2002      6,388,514        411,740      6,800,254
                2003      1,684,397        508,350      2,192,747
          Thereafter      1,312,149         70,159      1,382,308
                       ------------   ------------   ------------

                       $122,539,958   $  2,357,992   $124,897,950
                       ============   ============   ============

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

8.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                      Finance
                                      Leases    Financings       Total

      Balance at December 31, 1995   $    --     $    --      $    --
      Charged to operations ......      65,000      10,000       75,000
                                     ---------   ---------    ---------
      Balance at December 31, 1996      65,000      10,000       75,000

      Charged to operations ......      90,000      60,000      150,000
      Accounts written-off .......        --       (47,778)     (47,778)
                                     ---------   ---------    ---------
      Balance at December 31, 1997     155,000      22,222      177,222

      Charged to operations ......     713,450     (13,450)     700,000
                                     ---------   ---------    ---------
      Balance at December 31, 1998   $ 868,450   $   8,772    $ 877,222
                                     =========   =========    =========

9.   Notes Payable

     Notes payable consists of non-recourse notes payable of $110,848,356 (of which $109,063,850 is being paid directly to the lenders by the lessees and $1,784,506 is being paid from proceeds received from an individual lease) and recourse notes payable of $26,224,398, which relate to the Partnership's investment estimated in unguaranteed residual values (see Note 4). The notes bear interest at rates ranging from 6.5% to 9.4% and mature as follows:

                        Notes Payable      Note Payable
            Year        Non-Recourse         Recourse            Total
            ----        ------------       ------------          -----
            1999       $ 39,192,106       $  2,250,000       $ 41,442,106
            2000         30,573,731          5,575,000         36,148,731
            2001         26,936,354               --           26,936,354
            2002         12,077,636               --           12,077,636
            2003          1,085,351         18,399,398         19,484,749
      Thereafter            983,178               --              983,178
                       ------------       ------------       ------------

                       $110,848,356       $ 26,224,398       $137,072,754
                       ============       ============       ============

     The Partnership and an affiliate, ICON Income fund Eight A L.P. ("Eight A") entered into a joint line of credit agreement (the "Facility") with a lender in December 1998. The maximum amount available under the Facility is $5,000,000. The Facility is secured by eligible receivables and residuals and bears interest at Prime plus a half percent. At December 31, 1998 the Partnership and Eight A had $0 and $5,000,000, respectively, outstanding under the Facility.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

10.  Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                         Charged to                   Charged to
                                           Equity      Capitalized    Operations
                                         ----------    -----------    ----------
Underwriting commissions ............   $  551,081     $     --       $     --
Organization and offering expenses ..      964,392           --             --
Acquisition fees ....................         --        2,737,818           --
Management fees .....................         --             --          264,784
Administrative expense reimbursements         --             --          117,809
                                        ----------     ----------     ----------

Year ended December 31, 1996 ........   $1,515,473     $2,737,818     $  382,593
                                        ==========     ==========     ==========

Underwriting commissions ............   $  571,855     $     --       $     --
Organization and offering expenses ..    1,000,744           --             --
Acquisition fees ....................         --        3,363,765           --
Management fees .....................         --             --        1,522,045
Administrative expense reimbursements         --             --          652,319
                                        ----------     ----------     ----------

Year ended December 31, 1997 ........   $1,572,599     $3,363,765     $2,174,364
                                        ==========     ==========     ==========

Underwriting commissions ............   $  877,058     $     --       $     --
Organization and offering expenses ..    1,534,851           --             --
Acquisition fees ....................         --        3,268,593           --
Management fees .....................         --             --        2,337,112
Administrative expense reimbursements         --             --        1,005,354
                                        ----------     ----------     ----------

Year ended December 31, 1998 ........   $2,411,909     $3,268,593     $3,342,466
                                        ==========     ==========     ==========

     The Partnership and an affiliate, Eight A entered into a joint line of credit agreement with a lender in December 1998. (See Note 9 for additional information relating to the line of credit.)

     The Partnership and affiliates formed four joint ventures for the purpose of acquiring and managing various assets. (See Note 3 for additional information relating to the joint ventures.)

      On March 11, 1997, the Partnership borrowed $4,250,000 from 1997-A, an affiliate of the Partnership. The note was a short term note, bore interest at Libor plus 1.5% and was paid in September 1997, from the Partnership's share of securitization proceeds.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

11.   Commitments and Contingencies

     The Partnership, from time to time, has and will enter into remarketing and residual sharing agreements with third parties. In connection therewith, remarketing or residual proceeds received in excess of specified amounts will be shared with these third parties based on specified formulas. As of December 31, 1998 the Partnership paid $16,084 to third parties as their share of such proceeds.

12.   Tax Information (Unaudited)

      The following table reconciles net income for financial reporting purposes to income for federal income tax purposes for the year ended December 31, 1998:

                                          1998             1997            1996
                                          ----             ----            ----

Net income per financial statements   $  2,689,176    $  2,649,580    $    405,451

Differences due to:
  Direct finance leases ...........     20,348,042       9,376,627        (258,725)
  Depreciation ....................    (30,292,366)    (11,358,603)           --
  Provision for losses ............        700,000         102,222            --
  Loss on sale of equipment .......        309,189         759,191            --
  Other ...........................        739,462         806,922            --
                                      ------------    ------------    ------------

Partnership income for
 federal income tax purposes ......   $ (5,506,497)   $  2,335,939    $    146,726
                                      ============    ============    ============

      As of December 31, 1998, the partners' capital accounts included in the financial statements totaled $77,741,448 compared to the partners' capital accounts for federal income tax purposes of $81,576,470 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital accounts for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 600 Mamaroneck Avenue, Harrison, New York 10528-1632, and its telephone number is (914) 698-0600. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     The manager of the Partnership's business is the General Partner. The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services.

     The General Partner will perform certain functions relating to the management of the equipment of the Partnership. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     The officers and directors of the General Partner are as follows:

Beaufort J.B. Clarke            Chairman, Chief Executive Officer and Director

Paul B. Weiss                   President and Director

Thomas W. Martin                Executive Vice President and Director

Kevin F. Redmond                Chief Financial Officer

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 10.  Continued

     Beaufort J. B. Clarke, age 53, is Chairman, Chief Executive Officer and Director of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 38, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease portfolio acquisitions since 1988 from his affiliations with Griffin Equity Partners (as Executive Vice President and co-founder in 1993); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions and a member of the executive committee from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 45, is Executive Vice President of the General Partner and Director of the Dealer-Manager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has 14 years of senior management experience in the leasing business.

     Kevin F. Redmond, age 36, is Chief Financial Officer of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Redmond was Vice President and Controller of the General Partner, Manager of Accounting at NationsCredit Corp. and Audit Manager with the accounting firm of Deloitte & Touche.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December, 31, 1998 and 1997.

        Entity             Capacity         Type of Compensation         1998        1997         1996
        ------             --------         --------------------         ----        ----         ----
ICON Capital Corp.    General Partner    Organization and
                                           offering expenses         $1,534,851   $1,000,744   $  964,392
ICON Capital Corp.    Manager            Acquisition fees             3,268,593    3,363,765    2,737,818
ICON Capital Corp.    General Partner    Management fees              2,337,112    1,522,045      264,784
ICON Securities Corp. Dealer-Manager     Underwriting
                                           commissions                  877,058      571,855      551,081
ICON Capital Corp.    General Partner    Administrative expense
                                           reimbursements             1,005,354      652,319      117,809
                                                                     ----------   ----------   ----------

                                                                     $9,022,968   $7,110,728   $4,635,884
                                                                     ==========   ==========   ==========

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 15, 1999, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

    Title                                                            Percent
   of Class                   Amount Beneficially Owned              of Class
   --------        ----------------------------------------------    --------
General Partner    Represents initially a 1% and potentially a         100%
  Interest         10% interest in the Partnership's income, gain
                   and loss deductions.

Item 13.  Certain Relationships and Related Transactions

     See  Item  11  for  a  discussion  of  the   Partnership's   related  party
transactions. See Note 3 for a discussion of the Partnership's related party investments in joint ventures.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1998

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

     3. Exhibits - The following exhibits are incorporated herein by reference:

     (i)  Form of Dealer-Manager Agreement (Incorporated by reference to Exhibit
          1.1 to Amendment No. 3 to Form S-1 Registration Statement No. 33-94458 filed with the Securities and Exchange Commission on November 9, 1995)

     (ii) Form of Selling Dealer Agreement (Incorporated by reference to Exhibit
          1.2 to Amendment No. 3 to Form S-1 Registration Statement No. 33-94458 filed with the Securities and Exchange Commission on November 9, 1995)

     (iii)Amended and Restated Agreement of Limited Partnership (Incorporated herein by reference to Exhibit A to Amendment No. 3 to Form S-1 Registration Statement No. 33-94458 filed with the Securities and Exchange Commission on November 9, 1995)

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1998.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1998


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

                              ICON CASH FLOW PARTNERS L.P. Seven
                              File No. 33-94458 (Registrant)
                              By its General Partner, ICON Capital Corp.


Date: March 31,1999           /s/ Beaufort J.B. Clarke
                              --------------------------------------------------
                              Beaufort J.B. Clarke
                              Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 31, 1999         /s/ Beaufort J.B. Clarke
                              --------------------------------------------------
                              Beaufort J.B. Clarke
                              Chairman, Chief Executive Officer and Director


Date:  March 31, 1999         /s/ Paul B. Weiss
                              --------------------------------------------------
                              Paul B. Weiss
                              President and Director


Date:  March 31, 1999         /s/ Kevin F. Redmond
                              --------------------------------------------------
                              Kevin F. Redmond
                              Chief Financial Officer
                              (Principal Financial and Account Officer)



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.