Form 10-Q
period 1999-03-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 1999-05-14
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                         March 31, 1999
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number                               33-94458
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                  March 31,     December 31,
                                                                    1999            1998

Assets

Cash .......................................................   $   2,333,130    $   3,899,054
                                                               -------------    -------------

Investment in finance leases
   Minimum rents receivable ................................     112,696,783      122,539,958
   Estimated unguaranteed residual values ..................      76,928,724       77,403,065
   Initial direct costs ....................................       3,574,738        3,943,900
   Unearned income .........................................     (35,704,890)     (39,516,143)
   Allowance for doubtful accounts .........................      (1,067,610)        (868,450)
                                                               -------------    -------------

                                                                 156,427,745      163,502,330
                                                               -------------    -------------
Investment in estimated unguaranteed residual values .......      31,718,541       31,718,541
                                                               -------------    -------------

Net investment in leveraged leases .........................      12,937,475       12,568,089
                                                               -------------    -------------

Investment in financings
   Receivables due in installments .........................       2,400,433        2,357,992
   Initial direct costs ....................................           4,401            5,169
   Unearned income .........................................        (602,744)        (620,501)
   Allowance for doubtful accounts .........................          (9,611)          (8,772)
                                                               -------------    -------------

                                                                   1,792,479        1,733,888
                                                               -------------    -------------
Investments in unconsolidated joint ventures ...............       1,480,087        1,490,820
                                                               -------------    -------------

Accounts receivable from General Partner and affiliates, net         227,563             --
                                                               -------------    -------------
Other assets ...............................................       1,436,170        1,474,518
                                                               -------------    -------------

Total assets ...............................................   $ 208,353,190    $ 216,387,240
                                                               =============    =============


                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                           March 31,       December 31,
                                                             1999              1998

       Liabilities and Partners' Equity

Notes payable - non-recourse .........................   $ 103,802,572    $ 110,848,356
Note payable - recourse ..............................      27,023,072       26,224,398
Accounts payable-equipment ...........................            --            501,318
Accounts payable - General Partner and affiliates, net            --             95,670
Security deposits, deferred credits and other payables       1,222,048          951,199
Minority interest in consolidated joint venture ......          34,756           24,851
                                                         -------------    -------------

                                                           132,082,448      138,645,792
                                                         -------------    -------------
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...................................         (98,810)         (84,234)
   Limited partners (996,269.18 and 996,469.18  units
     outstanding, $100 per unit original
     issue price in 1999 and 1998, respectively) .....      76,369,552       77,825,682
                                                         -------------    -------------

     Total partners' equity ..........................      76,270,742       77,741,448
                                                         -------------    -------------

Total liabilities and partners' equity ...............   $ 208,353,190    $ 216,387,240
                                                         =============    =============















See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                 1999         1998
                                                                 ----         ----

Revenues

   Finance income .........................................   $3,984,131   $2,564,902
   Income from leveraged leases, net ......................      369,386      344,909
   Income from investments in unconsolidated joint ventures      125,869       93,533
   Interest income and other ..............................        8,597       92,819
   Net gain on sales or remarketing of equipment ..........      176,579         --
                                                              ----------   ----------

   Total revenues .........................................    4,664,562    3,096,163
                                                              ----------   ----------

Expenses

   Interest ...............................................    1,801,892    1,531,238
   Management fees - General Partner ......................      603,424      478,301
   Amortization of initial direct costs ...................      436,376      423,326
   Administrative expense
     reimbursements - General Partner .....................      257,859      207,548
   Provision for bad debts ................................      200,000      150,000
   General and administrative .............................      116,196       57,235
   Minority interest expense in consolidated joint venture         1,199        1,116
                                                              ----------   ----------

   Total expenses .........................................    3,416,946    2,848,764
                                                              ----------   ----------

Net income ................................................   $1,247,616   $  247,399
                                                              ==========   ==========

Net income allocable to:
   Limited partners .......................................   $1,235,140   $  244,925
   General Partner ........................................       12,476        2,474
                                                              ----------   ----------

                                                              $1,247,616   $  247,399
                                                              ==========   ==========

Weighted average number of limited
   partnership units outstanding ..........................      996,400      680,272
                                                              ==========   ==========

Net income per weighted average
   limited partnership unit ...............................   $     1.24   $      .36
                                                              ==========   ==========



See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 1999 and
                the Years Ended December 31, 1998, 1997 and 1996

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


                                                        (continued on next page)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

       Consolidated Statements of Changes in Partners' Equity (Continued)

                  For the Three Months Ended March 31, 1999 and
                the Years Ended December 31, 1998, 1997 and 1996

                                   (unaudited)

                                   Limited Partner Distributions

                                      Return of    Investment        Limited    General
                                       Capital       Income          Partners   Partner      Total
                                    (Per weighted average unit)

Cash distributions
   to partners                        $  4.41       $  6.34         (4,147,829)  (41,125)  (4,188,954)

Net income                                                           2,623,084    26,496    2,649,580
                                                                   -----------  --------  -----------

Balance at
   December 31, 1997                                                45,924,446   (23,323)  45,901,123

Proceeds from issuance
   of limited partnership
   units (438,528.99 units)                                         43,852,899       -     43,852,899

Sales and offering expenses                                         (5,917,882)      -     (5,917,882)

Limited partnership units
   redeemed (1,902 units)                                               (3,586)      -         (3,586)

Cash distributions to partners        $  7.46       $  3.29         (8,692,479)  (87,803)  (8,780,282)

Net income                                                           2,662,284    26,892    2,689,176
                                                                   -----------  --------  -----------

Balance at
   December 31, 1998                                                77,825,682   (84,234)  77,741,448

Cash distributions to partners        $  1.45       $  1.24         (2,678,115)  (27,052)  (2,705,167)

Limited Partnership units
   redeemed (200 units)                                                (13,155)      -        (13,155)

Net income                                                           1,235,140    12,476    1,247,616
                                                                   -----------  --------  -----------

Balance at March 31, 1999                                          $76,369,552  $(98,810) $76,270,742
                                                                   ===========  ========  ===========


See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                            1999             1998
                                                                            ----             ----
Cash flows from operating activities:
   Net income .......................................................   $  1,247,616    $    247,399
                                                                        ------------    ------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Finance income portion of receivables paid directly
        to lenders by lessees .......................................     (3,350,056)     (2,457,589)
      Interest expense on non-recourse financing paid
        directly by lessees .........................................      1,718,846       1,531,238
      Interest accrued on notes-payable-recourse ....................         48,674            --
      Amortization of initial direct costs ..........................        436,376         423,326
      Income from leveraged leases, net .............................       (369,386)       (344,909)
      Provision for bad debt ........................................        200,000         150,000
      Income from investments in unconsolidated joint venture .......       (125,869)        (93,533)
      Net gain on sales or remarketing of equipment .................       (176,579)           --
      Change in operating assets and liabilities:
         Collection of principal  - non-financed receivables ........        896,711          55,479
         Distributions received from unconsolidated joint ventures ..        172,132         113,243
         Investments in unconsolidated joint ventures ...............        (35,430)        (63,653)
         Other assets ...............................................        (28,051)        245,642
         Security deposits, deferred credits and other payables .....        270,849         300,186
         Accounts payable to General Partner and affiliates, net ....        (95,670)        (28,150)
         Accounts receivable from General Partner and affiliates, net       (227,563)           --
         Minority interest in consolidated joint venture ............          9,905           1,116
         Other, net .................................................       (321,271)        (50,240)
                                                                        ------------    ------------

           Total adjustments ........................................       (976,382)       (217,844)
                                                                        ------------    ------------

        Net cash provided by operating activities ...................        271,234          29,555
                                                                        ------------    ------------

Cash flows from investing activities:
   Equipment and receivables purchased ..............................       (504,740)     (9,131,425)
   Initial direct costs .............................................           --        (1,581,719)
   Proceeds from sale of equipment ..................................        769,046            --
                                                                        ------------    ------------

         Net cash provided by (used in) investing activities ........        264,306     (10,713,144)
                                                                        ------------    ------------

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                          1999            1998
                                                                          ----            ----

Cash flows from financing activities:
   Issuance of limited partnership units, net of offering expenses           --        14,530,069
   Proceeds from recourse debt ...................................      3,000,000            --
   Principal payments on notes payable - recourse ................     (2,250,000)           --
   Principle payments on notes payable - non-recourse ............       (133,142)           --
   Cash distributions to partners ................................     (2,705,167)     (1,874,212)
   Redemption of limited partnership units .......................        (13,155)           --
                                                                     ------------    ------------

         Net cash provided by (used in) financing activities .....     (2,101,464)     12,655,857
                                                                     ------------    ------------

Net increase (decrease) in cash ..................................     (1,565,924)      1,972,268

Cash at beginning of period ......................................      3,899,054       4,516,385
                                                                     ------------    ------------

Cash at end of period ............................................   $  2,333,130    $  6,488,653
                                                                     ============    ============

























See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

      For the three months ended March 31, 1999 and 1998, non-cash activities included the following:

                                                1999          1998
                                                ----          ----

Fair value of equipment and receivables
   purchased for debt and payables ....   $       --      $(38,313,411)
Non-recourse notes payable assumed in
   purchase price .....................           --        36,628,091
Accounts payable - equipment ..........           --         1,685,320

Principal and interest on direct
   finance receivables paid directly
   to lenders by lessees ..............      8,631,488       7,223,016
Principal and interest on non-recourse
   financing paid directly to lenders
   by lessees .........................     (8,631,488)     (7,223,016)
                                          ------------    ------------

                                          $       --      $       --
                                          ============    ============

      Interest expense of $1,801,892 and $1,531,238 for the three months ended March 31, 1999 and 1998 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $1,718,846 and $1,531,238, respectively, interest on notes payable-recourse of $48,674 and $0, respectively, and other interest of $34,372 and $0, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

                                   (unaudited)
1.   Basis of Presentation

     The consolidated financial statements of ICON Cash Flow Partners L.P. Seven (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1998 Annual Report on Form 10-K.

2.   Redemption of Limited Partnership Units

     The General Partner consented to the Partnership redeeming 200 limited partnership units during the three months ended March 31, 1999. The redemption amount was calculated following the redemption formula specified in the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

3.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 1999 and 1998 were as follows:

                               1999           1998
                               ----           ----

Underwriting commissions     $    -       $  335,955      Charged to Equity
Organization and offering         -          587,922      Charged to Equity
Acquisition fees                  -        1,423,345      Capitalized
Management fees               603,424        478,301      Charged to Operations
Administrative expense
  reimbursements              257,859        207,548      Charged to Operations
                             --------     ----------

Total                        $861,283     $3,033,071
                             ========     ==========

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

     In December 1996, the Partnership and an affiliate (see Note 5) acquired, subject to a leveraged lease, an aircraft on lease with Continental Airlines, Inc. The aircraft is a McDonnell Douglas DC-10-30 built in 1976, and the lease expires in March 2003. The purchase price was $11,429,751.

The net investment in the leveraged leases as of March 31, 1999 consisted of the following:

Non-cancelable minimum rents receivable (net of
  principal and interest on non-recourse debt)    $    910,000
Estimated unguaranteed residual values ........     20,818,001
Initial direct costs ..........................        919,987
Unearned income ...............................     (9,710,513)
                                                  ------------
                                                  $ 12,937,475
                                                  ============
      Unearned income is recognized from leveraged leases over the life of the lease at a constant rate of return based on the positive net investment in the lease in years such investment is positive.

5.   Investments in Joint Ventures

     The Partnership and affiliates formed four joint ventures for the purpose of acquiring and managing various assets.

     The joint venture described below is majority owned and is consolidated with the Partnership.

ICON Cash Flow Partners L.L.C. III

      On December 31, 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E") formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10-30 and cost $11,429,751. The lease is a leveraged lease and the lease term expires in March 2003 (see Note 4). Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's financial statements include 100% of the assets and liabilities of ICON Cash Flow LLC III. Series E's investment in ICON Cash Flow LLC III has been reflected as "Minority interest in joint venture."

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

     Information as to the financial position and results of operations of 1997-A as of and for the three months ended March 31, 1999 is summarized below:

                                                     March 31, 1999

      Assets                                         $    27,759,198
                                                     ===============

      Liabilities                                    $    23,176,757
                                                     ===============

      Equity                                         $     4,582,441
                                                     ===============

      Partnership's share of equity                  $     1,059,308
                                                     ===============

                                                    Three Months Ended
                                                      March 31, 1999

      Net income                                     $       315,487
                                                     ===============

      Partnership's share of net income              $        62,987
                                                     ===============

      Distributions                                  $       508,872
                                                     ===============

      Partnership's share of distributions           $       101,596
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

     Information as to the financial position and results of operations of 1997-B as of and for the three months ended March 31, 1999 is summarized below:

                                                             March 31, 1999

        Assets                                               $    37,443,824
                                                             ===============

        Liabilities                                          $    35,136,630
                                                             ===============

        Equity                                               $     2,307,194
                                                             ===============

        Partnership's share of equity                        $       384,609
                                                             ===============

                                                             Three Months Ended
                                                               March 31, 1999

        Net income                                           $       365,571
                                                             ===============

        Partnership's share of net income                    $        60,941
                                                             ===============

        Distributions                                        $       286,775
                                                             ===============

        Partnership's share of distributions                 $        47,805
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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

of $56,960 and is adjusted by its share of earnings, losses and distributions, thereafter. Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, a portion of the rent receivable in excess of the senior debt payments was acquired by L.P. Six from ICON BF for $3,801,108.

     On March 30, 1999, ICON BF acquired L.P. Six's investment in a portion of the rent in excess of the senior debt payments for $3,097,637 and financed, with a third party, all of the rent receivable in excess of the senior debt payments. There was no gain or loss to L.P. Six on this transaction. ICON BF received $7,643,867 from the financing. The proceeds from the financing, net of the purchase of L.P. Six's investment, were distributed to the members of ICON BF in accordance with their ownership interests.

     Information as to the financial position and results of operations of ICON BF as of March 31, 1999 is summarized below:
                                                       March 31, 1999

          Assets                                      $    25,365,163
                                                      ===============

          Liabilities                                 $    18,131,166
                                                      ===============

          Equity                                      $     7,233,997
                                                      ===============

          Partnership's share of equity               $        36,170
                                                      ===============

                                                      Three Months Ended
                                                        March 31, 1999

          Net income                                  $       388,238
                                                      ===============

          Partnership's share of net income           $         1,941
                                                      ===============

          Distributions                               $     4,546,230
                                                      ===============

          Partnership's share of distributions        $        22,731
                                                      ===============

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, estimated unguaranteed residual values, leveraged leases, financings and investments in unconsolidated joint ventures, representing 77%, 15%, 6%, 1% and 1% of total investments at March 31, 1999, respectively, and 77%, 14%, 7%, 1% and 1% of total investments at March 31, 1998, respectively.

Results of Operations for the Three Months Ended March 31, 1999 and 1998

     For the three months ended March 31, 1999 the Partnership did not enter into any new leases or financing agreements. For the three months ended March 31, 1998, the Partnership leased or financed additional equipment with an initial cost of $47,444,836 to 6 lessees or equipment users. At March 31, 1999 the weighted average remaining transaction term of the portfolio was 28 months.

     Revenues for the three months ended March 31, 1999 were $4,664,562 representing an increase of $1,568,399 or 51% from 1998. The increase in revenues resulted from an increase in finance income of $1,419,229 or 55%, a net gain on sales or remarketing of equipment of $176,579, an increase in income from leveraged leases of $24,477 or 7% and an increase in income from investments in unconsolidated joint ventures of $32,336 or 35%. These increases were partially offset by a decrease in interest income and other of $84,222 or 91%. The increase in finance income was a result of an increase in the average size of the finance lease portfolio from 1998 to 1999. The net gain on sales of remarketing of equipment was due to the sales of equipment for which proceeds received were in excess of the remaining carrying value. There were no sales of equipment in the first quarter 1998. The increase in income from equity investment in joint ventures was due to an increase in the average size of the finance lease portfolio of one of the underlying joint ventures, ICON Receivables 1997-B. Income from leveraged leases increased due to an increase in the net investment in leveraged leases. The decrease in interest income and other was primarily due to a decrease in interest income which resulted from a decrease in the size of the average cash balance from 1998 to 1999.

     Expenses for the three months ended March 31, 1999 were $3,416,946, representing an increase of $568,182 or 20% from 1998. The increase in expenses resulted from an increase in interest expense of $270,654 or 18%, an increase in provision for bad debts of $50,000, an increase in the management fees of $125,123 or 26%, an increase in administrative expense reimbursements of $50,311 or 24%, an increase in general and administrative of $58,961 or 103%, an increase in amortization of initial direct costs of $13,050 or 3% and an increase in minority interest in joint venture of $83 or 7%. The increases in management fees, administrative expense reimbursements and amortization of initial direct costs were a result of an increase in the average size of the finance lease portfolio from 1998 to 1999. The increase in general and administrative expense was primarily due to an increase in legal and other professional fees and an increase in printing and postage costs. Interest expense increased due to an increase in the average debt outstanding from 1998 to 1999. Minority interest expense increased due to an increase in net income of the underlying joint venture. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience the Partnership determined that an additional provision for bad debt of $200,000 was required for the three months ending March 31, 1999.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

     Net income for the three months ended March 31, 1999 and 1998 was $1,247,616 and $247,399, respectively. The net income per weighted average limited partnership unit was $1.24 and $.36, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended March 31, 1999 and 1998 were capital contributions from limited partners, net of offering expenses, of $0 and $14,530,069, respectively, net cash provided by operations of $271,233 and $29,555, respectively, proceeds from sales of equipment of $769,046 in 1999 and proceeds from recourse debt of $3,000,000 in 1999. These funds were used to make payments on borrowings, fund cash distributions, and in 1998, to purchase equipment. The Partnership intends to purchase additional equipment and fund cash distributions utilizing cash provided by operations, proceeds from sales of equipment and borrowings.

     Cash distributions to limited partners for the three months ended March 31, 1999 and 1998, which were paid monthly, totaled $2,678,115 and $1,858,176, respectively, of which $1,235,140 and $244,925 was investment income and $1,442,975 and $1,613,251 was a return of capital, respectively. The monthly annualized cash distributions rate to limited partners was 10.75% of which 4.96% and 1.42% was investment income and 5.79% and 9.33% was a return of capital, respectively. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1999 and 1998 was $2.69, of which $1.24 and $.35 was investment income and $1.45 and $2.34 was a return of capital, respectively.

     The Partnership and an affiliate, ICON Income Fund Eight A L.P. ("Eight A") entered into a joint line of credit agreement (the "Facility") with a lender in December 1998. The maximum amount available under the Facility is $5,000,000. The Facility is secured by eligible receivables and residuals and bears interest at the rate of Prime plus one half percent. At March 31, 1999 the Partnership and Eight A had $3,000,000 and $0, respectively, outstanding under the Facility.

      In March 1997 the Partnership, Series D and L.P. Six, contributed and assigned equipment lease and finance receivables and residuals to 1997-A, a special purpose entity created for the purpose of originating leases, managing existing contributed assets and securitizing its portfolio. In September 1997 the Partnership, Series E and L.P. Six contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, Series E and L.P. Six received a 19.97%, 17.81%, 31.19% and 31.03% interest, respectively, in 1997-A based on the present value of their related contributions. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. 1997-A became the beneficial owner of a trust. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

      In August 1997 the Partnership, Series E and L.P. Six formed 1997-B, a special purpose entity formed for the purpose of originating leases and securitizing its portfolio. The Partnership, Series E and L.P. Six contributed $500,000 (16.67% interest), $2,250,000 (75.00% interest) and $250,000 (8.33%
interest), respectively to 1997-B. In order to fund the acquisition of leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-B Warehouse Facility"). In October 1998, 1997-B completed an equipment securitization. The net proceeds from

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

the securitization of these assets were used to pay-off the remaining 1997-B Warehouse Facility balance and any remaining proceeds were distributed to the 1997-B members in accordance with their membership interests. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

     In December 1998 the Partnership and three affiliates, Series C, L.P. Six and Eight A formed ICON Boardman Funding LLC, for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Six and Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in the joint venture. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions, thereafter. Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, a portion of the rent receivable in excess of the senior debt payments was acquired by L.P. Six from ICON BF for $3,801,108.

     On March 30, 1999, ICON BF acquired L.P. Six's investment in a portion of the rent in excess of the senior debt payments for $3,097,637 and financed, with a third party, all of the rent receivable in excess of the senior debt payments. There was no gain or loss to L.P. Six on this transaction. ICON BF received $7,643,867 from the financing. The proceeds from the financing, net of the purchase of L.P. Six's investment, were distributed to the members of ICON BF in accordance with their ownership interests.

     As of March 31, 1999 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1999.

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

                                      ICON Cash Flow Partners L. P. Seven
                                      File No. 33-94458 (Registrant)
                                      By its General Partner,
                                      ICON Capital Corp.




May 14, 1999                          /s/ Kevin F. Redmond
------------                          ------------------------------------------
    Date                              Kevin F. Redmond
                                      Chief Financial Officer
                                      (Principal financial and account officer
                                      of the General Partner of the Registrant)