Form 10-Q
period 1999-06-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 1999-08-13
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                          June 30, 1999
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                    to
                               ------------------    ---------------------------

Commission File Number                         33-94458
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                  June 30,       December 31,
                                                                    1999            1998

       Assets

Cash .......................................................   $   1,125,540    $   3,899,054
                                                               -------------    -------------

Investment in finance leases
   Minimum rents receivable ................................      93,634,345      122,539,958
   Estimated unguaranteed residual values ..................      76,445,076       77,403,065
   Initial direct costs ....................................       2,763,911        3,943,900
   Unearned income .........................................     (28,452,342)     (39,516,143)
   Allowance for doubtful accounts .........................      (1,067,610)        (868,450)
                                                               -------------    -------------

                                                                 143,323,380      163,502,330

Investment in estimated unguaranteed residual values .......      31,718,541       31,718,541
                                                               -------------    -------------

Net investment in leveraged leases .........................      13,311,001       12,568,089
                                                               -------------    -------------

Investment in financings
   Receivables due in installments .........................       2,270,737        2,357,992
   Initial direct costs ....................................           4,086            5,169
   Unearned income .........................................        (548,353)        (620,501)
   Allowance for doubtful accounts .........................          (9,611)          (8,772)
                                                               -------------    -------------

                                                                   1,716,859        1,733,888

Investments in unconsolidated joint ventures ...............       1,438,696        1,490,820
                                                               -------------    -------------

Accounts receivable from General Partner and affiliates, net         202,897             --

Other assets ...............................................       1,381,711        1,474,518
                                                               -------------    -------------

Total assets ...............................................   $ 194,218,625    $ 216,387,240
                                                               =============    =============


                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                            June 30,       December 31,
                                                              1999             1998

       Liabilities and Partners' Equity

Notes payable - non-recourse .........................   $  89,852,771    $ 110,848,356
Notes payable - recourse .............................      29,072,788       26,224,398
Accounts payable-equipment ...........................            --            501,318
Accounts payable - General Partner and affiliates, net            --             95,670
Security deposits, deferred credits and other payables       1,097,260          951,199
Minority interest in consolidated joint venture ......          35,971           24,851
                                                         -------------    -------------

                                                           120,058,790      138,645,792

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...................................        (116,862)         (84,234)
   Limited partners (991,812.97 and 996,469.18  units
     outstanding, $100 per unit original
     issue price) ....................................      74,276,697       77,825,682
                                                         -------------    -------------

     Total partners' equity ..........................      74,159,835       77,741,448
                                                         -------------    -------------

Total liabilities and partners' equity ...............   $ 194,218,625    $ 216,387,240
                                                         =============    =============















See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                                For the Three Months         For the Six Months
                                                    Ended June 30,              Ended June 30,
                                                 1999           1998          1999          1998
                                                 ----           ----          ----          ----
Revenues

   Finance income ........................   $ 6,303,335    $ 3,018,746   $10,287,466   $ 5,583,648
   Income from leveraged leases, net .....       373,527        354,253       742,913       699,162
   Income from equity investment
     in joint ventures ...................        39,266        161,846       165,135       255,379
   Interest income and other .............         3,812         74,693        12,409       167,512
   Net gain (loss) on sales or remarketing
     of equipment ........................       (68,040)         8,087       108,539         8,087
                                             -----------    -----------   -----------   -----------

   Total revenues ........................     6,651,900      3,617,625    11,316,462     6,713,788
                                             -----------    -----------   -----------   -----------

Expenses

   Interest ..............................     3,527,900      1,536,428     5,329,792     3,067,666
   Management fees - General Partner .....       870,359        613,753     1,473,783     1,092,054
   Amortization of initial direct costs ..       813,511        399,314     1,249,887       822,640
   Administrative expense
     reimbursements - General Partner ....       364,723        262,604       622,582       470,152
   Provision for bad debts ...............          --          250,000       200,000       400,000
   General and administrative ............       177,203        168,161       293,399       225,396
   Minority interest in joint venture ....         1,215          1,124         2,414         2,240
                                             -----------    -----------   -----------   -----------

   Total expenses ........................     5,754,911      3,231,384     9,171,857     6,080,148
                                             -----------    -----------   -----------   -----------

Net income ...............................   $   896,989    $   386,241   $ 2,144,605   $   633,640
                                             ===========    ===========   ===========   ===========

Net income allocable to:
   Limited partners ......................   $   888,019    $   382,379   $ 2,123,159   $   627,304
   General Partner .......................         8,970          3,862        21,446         6,336
                                             -----------    -----------   -----------   -----------

                                             $   896,989    $   386,241   $ 2,144,605   $   633,640
                                             ===========    ===========   ===========   ===========

Weighted average number of limited
   partnership units outstanding .........       993,444        813,275       994,914       747,141
                                             ===========    ===========   ===========   ===========

Net income per weighted average
   limited partnership unit ..............   $       .89    $       .47   $      2.13   $       .84
                                             ===========    ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 1999 and
                        the Year Ended December 31, 1998

                                   (unaudited)

                                   Limited Partner Distributions

                                      Return of    Investment        Limited      General
                                       Capital       Income         Partners      Partner      Total
                                    (Per weighted average unit)
Balance at
   December 31, 1997                                                $45,924,446  $ (23,323) $45,901,123

Proceeds from issuance
   of limited partnership
   units (438,528.99 units)                                          43,852,899        -     43,852,899

Sales and offering expenses                                          (5,917,882)       -     (5,917,882)

Limited partnership units
   redeemed (1,902 units)                                                (3,586)       -         (3,586)

Cash distributions to partners        $  7.46       $  3.29          (8,692,479)   (87,803)  (8,780,282)

Net income                                                            2,662,284     26,892    2,689,176
                                                                   ------------  ---------  -----------

Balance at
   December 31, 1998                                                 77,825,682    (84,234)  77,741,448

Cash distributions to partners        $  3.25       $  2.13          (5,351,807)   (54,074)  (5,405,881)

Limited Partnership units
   redeemed (4,656.22 units)                                           (320,337)       -       (320,337)

Net income                                                            2,123,159     21,446    2,144,605
                                                                   ------------  ---------  -----------

Balance at June 30, 1999                                           $ 74,276,697  $(116,862) $74,159,835
                                                                   ============  ========== ===========






See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                             1999            1998
                                                                             ----            ----
Cash flows from operating activities:
   Net income .......................................................   $  2,144,605    $    633,640
                                                                        ------------    ------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Finance income portion of receivables paid directly
        to lenders by lessees .......................................     (9,067,164)     (4,730,591)
      Interest expense on non-recourse financing paid
        directly by lessees .........................................      5,083,310       3,038,992
      Interest accrued on notes-payable-recourse ....................         98,390            --
      Amortization of initial direct costs ..........................      1,249,887         822,640
      Income from leveraged leases, net .............................       (742,913)       (699,162)
      Provision for bad debt ........................................        200,000         400,000
      Income from investments in unconsolidated joint venture .......       (165,135)       (255,379)
      Net gain on sales or remarketing of equipment .................       (108,539)         (8,087)
      Change in operating assets and liabilities:
         Collection of principal  - non-financed receivables ........      1,391,291         300,489
         Distributions received from unconsolidated joint ventures ..        339,846         163,156
         Investments in unconsolidated joint ventures ...............        (59,455)       (341,131)
         Other assets ...............................................        (13,308)        (61,070)
         Security deposits, deferred credits and other payables .....        146,061         248,239
         Accounts payable to General Partner and affiliates, net ....        (95,670)        (28,150)
         Accounts receivable from General Partner and affiliates, net       (202,897)       (259,265)
         Minority interest in consolidated joint venture ............         11,120           2,240
         Other, net .................................................       (279,613)       (104,980)
                                                                        ------------    ------------

           Total adjustments ........................................     (2,214,789)     (1,512,059)
                                                                        ------------    ------------

        Net cash used by operating activities .......................        (70,184)       (878,419)
                                                                        ------------    ------------

Cash flows from investing activities:
   Equipment and receivables purchased ..............................       (672,309)    (18,583,362)
   Initial direct costs .............................................           --        (2,730,941)
   Proceeds from sale of equipment ..................................      1,214,127          65,963
                                                                        ------------    ------------

         Net cash provided by (used in) investing activities ........        541,818     (21,248,340)
                                                                        ------------    ------------





                                                       (continued on next page)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                          1999            1998
                                                                          ----            ----

Cash flows from financing activities:
   Issuance of limited partnership units, net of offering expenses           --        25,810,449
   Proceeds from recourse debt ...................................      5,000,000            --
   Proceeds from notes payable - non-recourse ....................           --         2,181,892
   Principal payments on notes payable - recourse ................     (2,250,000)     (2,250,000)
   Principal payments on notes payable - non-recourse ............       (268,930)       (493,328)
   Cash distributions to partners ................................     (5,405,881)     (4,326,056)
   Redemption of limited partnership units .......................       (320,337)        (47,610)
                                                                     ------------    ------------

         Net cash provided by (used in) financing activities .....     (3,245,148)     20,875,347
                                                                     ------------    ------------

Net decrease in cash .............................................     (2,773,514)     (1,251,412)

Cash at beginning of period ......................................      3,899,054       4,516,385
                                                                     ------------    ------------

Cash at end of period ............................................   $  1,125,540    $  3,264,973
                                                                     ============    ============






















See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

      For the six months ended June 30, 1999 and 1998, non-cash activities included the following:

                                                                1999           1998
                                                                ----           ----

Fair value of equipment and receivables purchased
   for debt and payables ...............................   $   (957,919)   $(64,079,135)
Non-recourse notes payable assumed in purchase price ...        957,919      64,030,448
Accounts payable - equipment ...........................         48,687

Principal and interest on direct finance receivables
   paid directly to lenders by lessees .................     26,767,884      15,421,865
Principal and interest on non-recourse financing paid
   directly to lenders by lessees ......................    (26,767,884)    (15,421,865)

Decrease in investments in finance leases and financings
   due to contribution to joint ventures ...............        (63,032)           --
Increase in equity investment in joint ventures ........         63,032            --
                                                           ------------    ------------

                                                           $       --      $       --
                                                           ============    ============

      Interest expense of $5,329,792 and $3,067,666 for the six months ended June 30, 1999 and 1998 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $5,083,310 and $3,038,992, respectively, interest on notes payable - non-recourse of $66,096 in 1999, interest on notes payable - recourse of $180,386 in 1999 and other interest of $28,674 in 1998.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 1999

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

2.    Redemption of Limited Partnership Units

      The General Partner consented to the Partnership redeeming 4,656.22 limited partnership units during the six months ended June 30, 1999. The redemption amount was calculated following the redemption formula specified in the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

3.    Related Party Transactions

      Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 1999 and 1998 were as follows:

                                 1999          1998
                                 ----          ----

Underwriting commissions     $      -       $  596,773  Charged to Equity
Organization and offering           -        1,044,353  Charged to Equity
Acquisition fees                    -        2,852,838  Capitalized
Management fees               1,473,783      1,092,054  Charged to Operations
Administrative expense
  reimbursements                622,582        470,152  Charged to Operations
                             ----------     ----------

Total                        $2,096,365     $6,056,170
                             ==========     ==========

      The Partnership and affiliates formed four joint ventures for the purpose of acquiring and managing various assets. (See Note 5 for additional information relating to the joint ventures.)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

4.    Net Investment in Leveraged Leases

     In August 1996, the Partnership acquired an ownership interest in an aircraft, subject to a leveraged lease with Federal Express. The aircraft is a McDonnell Douglas DC-10-30F built in 1986, and the lease expires in July 2004. The purchase price was $40,973,585.

     In December 1996, the Partnership and an affiliate (see Note 5) acquired, subject to a leveraged lease, an aircraft on lease with Continental Airlines, Inc. The aircraft is a McDonnell Douglas DC-10-30 built in 1976, and the lease expires in March 2003. The purchase price was $11,429,751.

The net investment in the leveraged leases as of June 30, 1999 consisted of the following:

Non-cancelable minimum rents receivable (net of
  principal and interest on non-recourse debt)             $    910,000
Estimated unguaranteed residual values                       20,818,001
Initial direct costs                                            862,980
Unearned income                                              (9,279,980)
                                                           ------------
                                                           $ 13,311,001
                                                           ============

      Unearned income is recognized from leveraged leases over the lives of the leases at a constant rate of return based on the positive net investment in the leases in years such investments are positive.

5.    Investments in Joint Ventures

      The Partnership and affiliates formed four joint ventures for the purpose of acquiring and managing various assets.

      The joint venture described below is majority owned and is consolidated with the Partnership.

ICON Cash Flow Partners L.L.C. III

      On December 31, 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E") formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. (see Note 4). The aircraft is a 1976 McDonnell Douglas DC-10-30 and cost $11,429,751. The lease is a leveraged lease and the lease term expires in March 2003. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's financial statements include 100% of the assets and liabilities of ICON Cash Flow LLC III. Series E's investment in ICON Cash Flow LLC III has been reflected as "Minority interest in joint venture."

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

      Information as to the financial position and results of operations of 1997-A as of and for the six months ended June 30, 1999 is summarized below:

                                                  June 30, 1999

    Assets                                         $23,781,936
                                                   ===========

    Liabilities                                    $19,546,193
                                                   ===========

    Equity                                         $ 4,235,743
                                                   ===========

    Partnership's share of equity                  $   989,115
                                                   ===========

                                                 Six Months Ended
                                                  June 30, 1999

    Net income                                     $   331,975
                                                   ===========

    Partnership's share of net income              $    66,292
                                                   ===========

    Distributions                                  $ 1,192,722
                                                   ===========

    Partnership's share of distributions           $   238,127
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

      Information as to the financial position and results of operations of 1997-B as of and for the six months ended June 30, 1999 is summarized below:

                                                            June 30, 1999

       Assets                                               $ 34,538,412
                                                            ============

       Liabilities                                          $(32,067,782)
                                                            ============

       Equity                                               $  2,470,630
                                                            ============

       Partnership's share of equity                        $    411,854
                                                            ============

                                                          Six Months Ended
                                                            June 30, 1999

       Net income                                           $    571,948
                                                            ============

       Partnership's share of net income                    $     95,344
                                                            ============

       Distributions                                        $    473,835
                                                            ============

       Partnership's share of distributions                 $     78,988
                                                            ============

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

      Information as to the financial position and results of operations of ICON BF as of and for the six months ended June 30, 1999 is summarized below:

                                                       June 30, 1999

            Assets                                      $26,061,621
                                                        ===========

            Liabilities                                 $18,516,096
                                                        ===========

            Equity                                      $ 7,545,525
                                                        ===========

            Partnership's share of equity               $    37,728
                                                        ===========

                                                      Six Months Ended
                                                        June 30, 1999

            Net income                                  $    699,768
                                                        ============

            Partnership's share of net income           $      3,499
                                                        ============

            Distributions                               $  4,546,230
                                                        ============

            Partnership's share of distributions        $     22,731
                                                        ============

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, estimated unguaranteed residual values, leveraged leases, financings and investments in unconsolidated joint ventures, representing 75%, 16%, 7%, 1% and 1% of total investments at June 30, 1999, respectively, and 81%, 12%, 5%, 1% and 1% of total investments at June 30, 1998, respectively.

Results of Operations for the Three Months Ended June 30, 1999 and 1998

      For the three months ended June 30, 1999 and 1998 the Partnership leased or financed additional equipment with an initial cost of $171,941 and $35,217,661, respectively, to 1 and 146 lessees or equipment users. At June 30, 1999 the weighted average remaining transaction term of the portfolio was 21 months.

      Revenues for the three months ended June 30, 1999 were $6,651,900, representing an increase of $3,034,275 or 83.9% from 1998. The increase in revenues resulted primarily from an increase in finance income of $3,284,589 or 108.8% and an increase in income from leveraged leases net of $19,274 or 5.4%. These increases were partially offset by a decrease in interest income and other of $70,881 or 94.9%, a decrease in income from equity investment in unconsolidated joint ventures of $122,580 or 75.7% and a loss on sales or remarketing of equipment of $68,040 in 1999 compared to a gain on sales or remarketing of equipment of $8,087 in 1998. The increase in finance income resulted from an increase in the average size of the finance lease portfolio from 1998 to 1999. Income from leveraged leases increased due to an increase in the net investment in leveraged leases. The net loss on sales or remarketing of equipment resulted from equipment being sold or remarketed for which proceeds received were less than the remaining carrying value. The decrease in interest income and other was primarily due to a decrease in interest income which resulted from a decrease in the size of the average cash balance from 1998 to 1999. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience ICON Receivables 1997-A L.L.C. ("1997-A") recorded a loss provision of $270,000 for the three months ended June 30, 1999 which resulted in a decrease for the Partnership in income from equity investment in unconsolidated joint ventures.

      Expenses for the three months ended June 30, 1999 were $5,754,911, representing an increase of $2,523,527 or 78.1% from 1998. The increase in expenses resulted primarily from an increase in interest expense of $1,991,472 or 129.6%, an increase in amortization of initial direct costs of $414,197 or 103.7%, an increase in management fees of $256,606 or 41.8%, an increase in administrative expense reimbursements of $102,119 or 38.9%, an increase in general and administrative expense of $9,042 or 5.4% and an increase in minority interest in consolidated joint venture of $91 or 8.1%. These increases were partially offset by a decrease in the provision for bad debts of $250,000. Interest expense increased as a result of an increase in the average debt outstanding from 1998 to 1999. Amortization of initial direct costs, management fees, administrative expense reimbursements and general and administrative expense increased due to an increase in the average size of the finance lease portfolio from 1998 to 1999. The increase in minority interest in consolidated joint venture was due to an increase in the net income of the underlying joint venture from 1998 to 1999. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience the Partnership determined that no additional provision for bad debt was required for the three months ending June 30, 1999 compared to a $250,000 provision for the three months ended June 30, 1998.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

      Net income for the three months ended June 30, 1999 and 1998 was $896,989 and $386,241, respectively. The net income per weighted average limited partnership unit was $.89 and $.47, respectively.

Results of Operations for the Six Months Ended June 30, 1999 and 1998

      For the six months ended June 30, 1999 and 1998 the Partnership leased or financed additional equipment with an initial cost of $171,941 and $81,651,301, respectively, to 1 and 150 lessees or equipment users. At June 30, 1999 the weighted average remaining transaction term of the portfolio was 21 months.

      Revenues for the six months ended June 30, 1999 were $11,316,462, representing an increase of $4,602,674 or 68.6% from 1998. The increase in revenues resulted primarily from an increase in finance income of $4,703,818 or 84.2%, an increase in net gain on sales or remarketing of equipment of $100,452 or 1,242.1% and an increase in income from leveraged leases net of $43,751 or 6.3%. These increases were partially offset by a decrease in interest income and other of $155,103 or 92.6% and a decrease in income from equity investment in unconsolidated joint ventures of $90,244 or 35.3%. The increase in finance income resulted from an increase in the average size of the finance lease portfolio from 1998 to 1999. The increase in net gain on sales of remarketing of equipment resulted from an increase in the number of leases maturing and the underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value. Income from leveraged leases increased due to an increase in the net investment in leveraged leases. The decrease in interest income was due to a decrease in the average cash balances from 1998 to 1999. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience ICON Receivables 1997-A L.L.C. ("1997-A") recorded a loss provision of $270,000 for the three months ended June 30, 1999 which resulted in a decrease for the Partnership in income from equity investment in unconsolidated joint ventures for the six months ended June 30, 1999.

      Expenses for the six months ended June 30, 1999 were $9,171,857, representing an increase of $3,091,709 or 50.8% from 1998. The increase in expenses resulted primarily from an increase in interest expense of $2,262,126 or 73.7%, an increase in amortization of initial direct costs of $427,247 or 51.9%, an increase in the management fees of $381,729 or 35.0%, an increase in administrative expense reimbursements of $152,430 or 32.4%, an increase in general and administrative of $68,003 or 30.2%, and an increase in minority interest in consolidated joint venture of $174 or 7.8%. These increases were partially offset by a decrease in the provision for bad debts of $200,000. Interest expense increased as a result of an increase in the average debt outstanding from 1998 to 1999. Amortization of initial direct costs, management fees, administrative expense reimbursements and general and administrative expense increased due to an increase in the average size of the finance lease portfolio from 1998 to 1999. The increase in minority interest in consolidated joint venture was due to an increase in the net income of the underlying joint venture from 1998 to 1999. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience the Partnership determined that a provision for bad debt of $200,000 was required for the six months ending June 30, 1999 compared to a $400,000 provision for the three months ended June 30, 1998. .

      Net income for the six months ended June 30, 1999 and 1998 was $2,144,605 and $633,640, respectively. The net income per weighted average limited partnership unit was $2.13 and $.84, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the six months ended June 30, 1999 and 1998 were capital contributions from limited partners, net of offering expenses, of $25,810,449 in 1998, proceeds from sales of equipment of $1,214,127 and $65,963, respectively, proceeds from recourse debt of $5,000,000 in 1999 and proceeds from non-recourse notes payable of $2,181,892 in 1998. These funds were used to make payments on borrowings, fund cash distributions, and in 1998, to purchase equipment. The Partnership intends to fund cash distributions utilizing cash provided by operations and to purchase additional equipment utilizing proceeds from sales of equipment and borrowings.

      Cash distributions to limited partners for the six months ended June 30, 1999 and 1998, which were paid monthly, totaled $5,351,807 and $4,289,724, respectively, of which $2,123,159 and $627,304 was investment income and $3,228,648 and $3,662,420 was a return of capital, respectively. The monthly annualized cash distributions rate to limited partners was 10.75% for 1999 and 1998 of which 4.26% and 1.57% was investment income and 6.49% and 9.18% was a return of capital, respectively. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1999 and 1998 was $5.38, of which $2.13 and $.79 was investment income and $3.25 and $4.59 was a return of capital, respectively.

      The Partnership and an affiliate, ICON Income Fund Eight A L.P. ("Eight A") entered into a joint line of credit agreement (the "Facility") with a lender in December 1998. The maximum amount available under the Facility is $5,000,000. The Facility is secured by eligible receivables and residuals and bears interest at the rate of Prime plus one half percent. On May 28, 1999 the Facility was amended and restated removing Eight A as co-borrower on the Facility. At June 30, 1999 the Partnership had $5,000,000 outstanding under the Facility.

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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

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

      As of June 30, 1999 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1999.

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

                                     ICON Cash Flow Partners L. P. Seven
                                     File No. 33-94458 (Registrant)
                                     By its General Partner,
                                     ICON Capital Corp.




August 12, 1999                      /s/ Patricia A. Walsh
---------------                      -----------------------------------------
     Date                            Patricia A. Walsh
                                     Vice President and Controller
                                     (Principal financial and account officer
                                     of the General Partner of the Registrant)