Form 10-Q
period 1999-09-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 1999-11-12
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                        September 30, 1999
                     -----------------------------------------------------------

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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                               September 30,     December 31,
                                                                   1999             1998
                                                               ------------      -----------
       Assets

Cash .......................................................   $   1,241,307    $   3,899,054
                                                               -------------    -------------

Investment in finance leases
   Minimum rents receivable ................................      83,343,310      122,539,958
   Estimated unguaranteed residual values ..................      76,430,289       77,403,065
   Initial direct costs ....................................       2,369,816        3,943,900
   Unearned income .........................................     (24,557,668)     (39,516,143)
   Allowance for doubtful accounts .........................      (1,067,610)        (868,450)
                                                               -------------    -------------

                                                                 136,518,137      163,502,330
                                                               -------------    -------------
Investment in estimated unguaranteed residual values .......      31,718,541       31,718,541
                                                               -------------    -------------

Net investment in leveraged leases .........................      13,696,158       12,568,089
                                                               -------------    -------------

Investment in financings
   Receivables due in installments .........................       2,166,754        2,357,992
   Initial direct costs ....................................           3,794            5,169
   Unearned income .........................................        (501,690)        (620,501)
   Allowance for doubtful accounts .........................          (9,611)          (8,772)
                                                               -------------    -------------

                                                                   1,659,247        1,733,888
                                                               -------------    -------------
Investments in unconsolidated joint ventures ...............       1,303,472        1,490,820
                                                               -------------    -------------

Accounts receivable from General Partner and affiliates, net         257,242             --
                                                               -------------    -------------

Other assets ...............................................       1,263,291        1,474,518
                                                               -------------    -------------

Total assets ...............................................   $ 187,657,395    $ 216,387,240
                                                               =============    =============


                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                         September 30,     December 31,
                                                             1999             1998
                                                         ------------      -----------
       Liabilities and Partners' Equity

Notes payable - non-recourse .........................   $  82,365,904    $ 110,848,356
Notes payable - recourse .............................      28,960,783       26,224,398
Accounts payable-equipment ...........................            --            501,318
Accounts payable - General Partner and affiliates, net            --             95,670
Security deposits, deferred credits and other payables       1,202,872          951,199
Minority interest in consolidated joint venture ......       3,041,732           24,851
                                                         -------------    -------------

                                                           115,571,291      138,645,792
                                                         -------------    -------------
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...................................        (136,653)         (84,234)
   Limited partners (990,397.72 and 996,469.18  units
     outstanding, $100 per unit original
     issue price) ....................................      72,222,757       77,825,682
                                                         -------------    -------------

     Total partners' equity ..........................      72,086,104       77,741,448
                                                         -------------    -------------

Total liabilities and partners' equity ...............   $ 187,657,395    $ 216,387,240
                                                         =============    =============















See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                               For the Three Months         For the Nine Months
                                                Ended September 30,         Ended September 30,
                                                1999          1998           1999         1998
                                                ----          ----           ----         ----
Revenues

   Finance income ......................   $ 3,941,337    $ 5,162,423    $14,228,803   $10,746,071
   Income from leveraged leases, net ...       385,156        357,809      1,128,069     1,056,971
   Income from investment
     in unconsolidated joint ventures ..       (52,767)       (93,913)       112,369       161,466
   Interest income and other ...........         2,763        121,510         15,171       289,022
   Net gain (loss) on sales of equipment         6,889        130,533        115,428       138,620
                                           -----------    -----------    -----------   -----------

   Total revenues ......................     4,283,378      5,678,362     15,599,840    12,392,150
                                           -----------    -----------    -----------   -----------

Expenses

   Interest ............................     1,936,747      2,870,179      7,266,539     5,937,845
   Management fees - General Partner ...       744,345        626,826      2,218,128     1,718,880
   Amortization of initial direct costs        463,214        584,990      1,713,101     1,407,631
   Administrative expense
     reimbursements - General Partner ..       313,944        260,099        936,526       730,252
   Provision for bad debts .............          --          300,000        200,000       700,000
   General and administrative ..........       107,156        112,396        400,555       337,791
   Minority interest in joint venture ..         5,761          1,134          8,175         3,373
                                           -----------    -----------    -----------   -----------

   Total expenses ......................     3,571,167      4,755,624     12,743,024    10,835,772
                                           -----------    -----------    -----------   -----------

Net income .............................   $   712,211    $   922,738    $ 2,856,816   $ 1,556,378
                                           ===========    ===========    ===========   ===========

Net income allocable to:
   Limited partners ....................   $   705,089    $   913,511    $ 2,828,248   $ 1,540,814
   General Partner .....................         7,122          9,227         28,568        15,564
                                           -----------    -----------    -----------   -----------

                                           $   712,211    $   922,738    $ 2,856,816   $ 1,556,378
                                           ===========    ===========    ===========   ===========

Weighted average number of limited
   partnership units outstanding .......       991,415        966,080        993,734       812,471
                                           ===========    ===========    ===========   ===========

Net income per weighted average
   limited partnership unit ............   $       .71    $       .95    $      2.85   $      1.90
                                           ===========    ===========    ===========   ===========

See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 1999 and
                        the Year Ended December 31, 1998

                                   (unaudited)

                                 Limited Partner Distributions
                                 -----------------------------
                                     Return of   Investment      Limited      General
                                      Capital      Income        Partners     Partner      Total
                                     ---------   ----------      --------     -------      -----
                                  (Per weighted average unit)

Balance at
   December 31, 1997                                           $45,924,446  $ (23,323) $ 45,901,123

Proceeds from issuance
   of limited partnership
   units (438,528.99 units)                                     43,852,899        -     43,852,899

Sales and offering expenses                                     (5,917,882)       -     (5,917,882)

Limited partnership units
   redeemed (1,902 units)                                           (3,586)       -         (3,586)

Cash distributions to partners        $7.46       $3.29         (8,692,479)   (87,803)  (8,780,282)

Net income                                                       2,662,284     26,892    2,689,176
                                                               -----------  ---------  -----------

Balance at
   December 31, 1998                                            77,825,682    (84,234)  77,741,448

Cash distributions to partners        $5.22       $2.85         (8,016,190)   (80,987)  (8,097,177)

Limited Partnership units
   redeemed (6,071.46 units)                                      (414,983)       -       (414,983)

Net income                                                       2,828,248     28,568    2,856,816
                                                               -----------  ---------  -----------

Balance at September 30, 1999                                  $72,222,757  $(136,653) $72,086,104
                                                               ===========  =========  ===========






See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                             1999           1998
                                                                             ----           ----
Cash flows from operating activities:
   Net income .......................................................   $  2,856,816    $  1,556,378
                                                                        ------------    ------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Finance income portion of receivables paid directly
        to lenders by lessees .......................................    (12,451,110)     (9,556,104)
      Interest expense on non-recourse financing paid
        directly by lessees .........................................      6,832,671       5,869,659
      Interest accrued on notes-payable-recourse ....................        149,170            --
      Amortization of initial direct costs ..........................      1,713,101       1,407,631
      Income from leveraged leases, net .............................     (1,128,069)     (1,056,971)
      Provision for bad debt ........................................        200,000         700,000
      Income from investments in unconsolidated joint venture .......       (112,369)       (161,466)
      Net gain on sales or remarketing of equipment .................       (115,428)       (138,620)
      Change in operating assets and liabilities:
         Collection of principal  - non-financed receivables ........      2,090,957         836,694
         Distributions received from unconsolidated joint ventures ..        443,565         518,804
         Investments in unconsolidated joint ventures ...............        (70,203)       (383,960)
         Other assets ...............................................         36,668        (322,493)
         Security deposits, deferred credits and other payables .....        251,673       4,212,386
         Accounts payable to General Partner and affiliates, net ....        (95,670)        (28,150)
         Accounts receivable from General Partner and affiliates, net       (257,242)     (2,097,438)
         Minority interest in consolidated joint venture ............      3,016,881           3,373
         Other, net .................................................       (236,814)       (671,136)
                                                                        ------------    ------------

           Total adjustments ........................................        267,781        (867,791)
                                                                        ------------    ------------

        Net cash provided by operating activities ...................      3,124,597         688,587
                                                                        ------------    ------------

Cash flows from investing activities:
   Equipment and receivables purchased ..............................       (672,309)    (24,563,083)
   Initial direct costs .............................................           --        (2,727,349)
   Proceeds from sale of equipment ..................................      1,222,327       1,328,835
                                                                        ------------    ------------

         Net cash provided by (used in) investing activities ........        550,018     (25,961,597)
                                                                        ------------    ------------





                                                        (continued on next page)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                    1999           1998
                                                                    ----           ----

Cash flows from financing activities:
   Issuance of limited partnership units ...................           --        37,932,759
   Proceeds from recourse debt .............................      5,000,000       2,181,892
   Principal payments on notes payable - recourse ..........     (2,412,785)     (2,516,840)
   Principal payments on notes payable - non-recourse ......       (407,417)       (354,490)
   Cash distributions to partners ..........................     (8,097,177)     (6,843,867)
   Redemption of limited partnership units .................       (414,983)         (3,586)
                                                               ------------    ------------

         Net cash (used in) provided by financing activities     (6,332,362)     30,395,868
                                                               ------------    ------------

Net (decrease) increase in cash ............................     (2,657,747)      5,122,858

Cash at beginning of period ................................      3,899,054       4,516,385
                                                               ------------    ------------

Cash at end of period ......................................   $  1,241,307    $  9,639,243
                                                               ============    ============






















See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

      For the nine months ended September 30, 1999 and 1998, non-cash activities included the following:

                                                                1999           1998
                                                                ----           ----

Fair value of equipment and receivables purchased
   for debt and payables ...............................   $   (957,919)   $(67,592,278)
Non-recourse notes payable assumed in purchase price ...        957,919      63,759,065
Accounts payable - equipment ...........................           --         3,833,213

Principal and interest on direct finance receivables
   paid directly to lenders by lessees .................     35,865,625      26,984,407
Principal and interest on non-recourse financing paid
   directly to lenders by lessees ......................    (35,865,625)    (26,984,407)

Decrease in investments in finance leases and financings
   due to contribution to joint ventures ...............        (73,545)       (552,002)
Increase in equity investment in joint ventures ........         73,545         552,002
                                                           ------------    ------------

                                                           $       --      $       --
                                                           ============    ============

      Interest expense of $7,266,539 and $5,937,845 for the nine months ended September 30, 1999 and 1998 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $6,832,672 and $5,869,659, respectively, interest on notes payable - non-recourse of $95,120 in 1999, interest on notes payable - recourse of $338,747 in 1999 and other interest of $68,186 in 1998.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 1999

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

2.    Redemption of Limited Partnership Units

      The General Partner consented to the Partnership redeeming 6,071.46 limited partnership units during the nine months ended September 30, 1999. The redemption amount was calculated following the redemption formula specified in the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

3.    Related Party Transactions

      Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 1999 and 1998 were as follows:

                                 1999           1998
                                 ----           ----

Underwriting commissions      $     -        $  877,058   Charged to Equity
Organization and offering           -         1,534,851   Charged to Equity
Acquisition fees                    -         2,727,349   Capitalized
Management fees                2,218,228      1,718,880   Charged to Operations
Administrative expense
  reimbursements                 936,526        730,252   Charged to Operations
                              ----------     ----------

Total                         $3,154,754     $7,588,390
                              ==========     ==========

      The Partnership has invested in five joint ventures with affiliates for the purpose of acquiring and managing various assets. (See Note 5 for additional information relating to the joint ventures.)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

4.    Net Investment in Leveraged Leases

     The Partnership has ownership interests in two DC-10-30 aircraft subject to leveraged leases with Continental Airlines, Inc. (through 2003) and Federal Express (through 2004).

The net investment in the leveraged leases as of September 30, 1999 consisted of the following:

      Non-cancelable minimum rents receivable (net of
        principal and interest on non-recourse debt)      $   910,000
      Estimated unguaranteed residual values               20,818,001
      Initial direct costs                                    805,173
      Unearned income                                      (8,837,016)
                                                          -----------
                                                          $13,696,158
                                                          ===========

      Unearned income is recognized from leveraged leases over the lives of the leases at a constant rate of return based on the positive net investment in the leases in years such net investment is positive.

5.    Investments in Joint Ventures

      The Partnership has invested in five joint ventures with affiliates for the purpose of acquiring and managing various assets.

AIC Trust

      In July 1999, the Partnership and two affiliates, ICON Income Fund Eight A
L. P. ("Eight A") and ICON Cash Flow Partners L.P. Six ("L.P. Six") formed a joint venture ("AIC Trust") for the purpose of managing a portfolio of lease assets. Profit, losses, excess cash and disposition proceeds are allocated based on the Partnership's interest in the venture. At September 30, 1999 the Partnership had a 56.3% interest in the joint venture. The Partnership's financial statements include 100% of the assets and liabilities of the joint venture. Eight A and L.P. Six's investments in the joint venture have been reflected as "Minority interest in joint venture."

ICON Boardman Funding L.L.C.

      In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and Eight A formed ICON Boardman Funding L.L.C. ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Six, and Eight A received a
 .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership's original investment was recorded at cost of $56,960 and is adjusted by its share of earnings, losses and distributions, thereafter. Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, a portion of the rent receivable in excess of the senior debt payments was acquired by L.P. Six from ICON BF for $3,801,108.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

      On March 30, 1999, ICON BF exercised its right to acquire L.P. Six's investment in a portion of the rent receivable in excess of the senior debt payments for $3,097,637 and simultaneously financed, with a third party, all of the rent receivable in excess of the senior debt payments. There was no gain or loss to L.P. Six on this transaction. ICON BF received $7,643,867 from the financing. The proceeds from the financing, net of the purchase of L.P. Six's investment, were distributed to the members of ICON BF in accordance with their ownership interests.

      Information as to the financial position and results of operations of ICON BF as of and for the nine months ended September 30, 1999 is summarized below:

                                                 September 30, 1999
                                                 ------------------
         Assets                                     $26,362,449
                                                    ===========

         Liabilities                                $18,479,556
                                                    ===========

         Equity                                     $ 7,882,893
                                                    ===========

         Partnership's share of equity              $    39,414
                                                    ===========

                                                 Nine Months Ended
                                                 September 30, 1999
                                                 ------------------
         Net income                                  $1,037,134
                                                     ==========

         Partnership's share of net income           $    5,186
                                                     ==========

         Distributions                               $4,546,230
                                                     ==========

         Partnership's share of distributions        $   22,731
                                                     ==========
ICON Receivables 1997-B L.L.C.

      In August 1997 the Partnership, ICON Cash Flow Partners, L.P., Series E ("Series E") and L.P. Six formed ICON Receivables 1997-B L.L.C. ("1997-B"), a special purpose entity formed for the purpose of originating leases and securitizing its portfolio. The Partnership, Series E and L.P. Six contributed cash and received a 16.67%, 75.00% and 8.33% interest, respectively, in 1997-B. In order to fund the acquisition of leases, 1997-B obtained a warehouse borrowing facility (the "1997-B Warehouse Facility") from a lender. In October 1998, 1997-B completed an equipment securitization. The net proceeds from the securitization of these assets were used to pay-off the remaining 1997-B Warehouse Facility balance and any remaining proceeds were distributed to the 1997-B members in accordance with their membership interests. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter. The Partnerships interest in 1997-B is less than 50% and is accounted for using the equity method.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

      Information as to the financial position and results of operations of 1997-B as of and for the nine months ended September 30, 1999 is summarized below:

                                                 September 30, 1999
                                                 ------------------
       Assets                                        $31,270,536
                                                     ===========

       Liabilities                                   $29,507,730
                                                     ===========

       Equity                                        $ 1,762,806
                                                     ===========

       Partnership's share of equity                 $   293,860
                                                     ===========

                                                  Nine Months Ended
                                                  September 30, 1999
                                                  ------------------
       Net loss                                       $ (30,394)
                                                      =========

       Partnership's share of net income              $  (5,067)
                                                      =========

       Distributions                                  $ 582,432
                                                      =========

       Partnership's share of distributions           $  97,091
                                                      =========

ICON Receivables 1997-A L.L.C.

      In March 1997 the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), and L.P. Six, contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating leases, managing existing contributed assets and securitizing its portfolio. In September 1997 the Partnership, Series E and L.P. Six contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, Series E and L.P. Six received a 19.97%, 17.81%, 31.19% and 31.03% interest, respectively, in 1997-A based on the present value of their related contributions. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. 1997-A became the beneficial owner of a trust. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter. The Partnerships interest in 1997-A is less than 50% and is accounted for using the equity method.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

      Information as to the financial position and results of operations of 1997-A as of and for the nine months ended September 30, 1999 is summarized below:

                                            September 30, 1999
                                            ------------------
      Assets                                   $21,011,645
                                               ===========

      Liabilities                              $16,870,651
                                               ===========

      Equity                                   $ 4,140,994
                                               ===========

      Partnership's share of equity            $   970,198
                                               ===========

                                            Nine Months Ended
                                            September 30, 1999
                                            ------------------
      Net income                                $  562,160
                                                ==========

      Partnership's share of net income         $  112,250
                                                ==========

      Distributions                             $1,621,550
                                                ==========

      Partnership's share of distributions      $  323,743
                                                ==========

ICON Cash Flow Partners L.L.C. III

      On December 31, 1996, the Partnership and an affiliate, Series E formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. (see Note 4). The lease is a leveraged lease and the lease term expires in 2003. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's financial statements include 100% of the assets and liabilities of ICON Cash Flow LLC III. Series E's investment in ICON Cash Flow LLC III has been reflected as "Minority interest in joint venture."

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, estimated unguaranteed residual values, leveraged leases, financings and investments in unconsolidated joint ventures, representing 74%, 17%, 7%, 1% and 1% of total investments at September 30, 1999, respectively, and 81%, 12%, 5%, 1% and 1% of total investments at September 30, 1998, respectively.

Results of Operations for the Three Months Ended September 30, 1999 and 1998

      For the three months ended September 30, 1999 the Partnership did not enter into any new leases or financing agreements. For the three months ended September 30, 1998 the Partnership leased or financed additional equipment with an initial cost of $9,260,343 to 5 lessees or equipment users.

      Revenues for the three months ended September 30, 1999 were $4,283,378, representing a decrease of $1,394,984 or 24.6% from 1998. The decrease in revenues resulted primarily from a decrease in finance income of $1,221,086 or 23.7%, a decrease in interest income and other of $118,747 or 97.7%, and a decrease in gain on sales of equipment to $6,889 in 1999 compared to a gain on sales or remarketing of equipment of $130,533 in 1998 These decreases were partially offset by a decrease in loss from investment in unconsolidated joint ventures of $41,146 or 43.8% and an increase in income from leveraged leases net of $27,347 or 7.6%. The decrease in finance income resulted from a decrease in the average size of the finance lease portfolio from 1998 to 1999. The decrease in interest income and other was primarily due to a decrease in interest income which resulted from a decrease in the size of the average cash balance from 1998 to 1999. The net gain on sales or remarketing of equipment resulted from equipment being sold or remarketed for which proceeds received were greater than the remaining carrying value; the decrease in net gain is attributable to less sales activity during the period. Based on an analysis of delinquency, assessment of overall risk and a review of historical loss experience ICON Receivables 1997-B L.L.C. ("1997-B") recorded a loss provision of $900,000 for the quarter ended September 30, 1999 and ICON Receivables 1997-A L.L.C. ("1997-A") recorded a loss provision for the quarter ended September 30, 1998 of $600,000. As a result the Partnership had a loss from investment in unconsolidated joint ventures for the third quarter 1999 and 1998. Income from leveraged leases increased due to an increase in the net investment in leveraged leases.

      Expenses for the three months ended September 30, 1999 were $3,571,167, representing a decrease of $1,184,457 or 24.9% from 1998. The decrease in expenses resulted primarily from a decrease in interest expense of $933,432 or 32.5%, a decrease in amortization of initial direct costs of $121,776 or 20.8%, a decrease in the provision for bad debts of $300,000 and a decrease in general and administrative expense of $5,240 or 4.7%. These decreases were partially offset by an increase in management fees of $117,519 or 18.7%, an increase in administrative expense reimbursements of $53,845 or 20.7% and an increase in minority interest in consolidated joint venture of $4,627 or 408.0%. Interest expense decreased as a result of a decrease in the average debt outstanding from 1998 to 1999. Amortization of initial direct costs and general and administrative expense decreased due to a decrease in the average size of the finance lease portfolio from 1998 to 1999. Management fees and administrative expense reimbursements increased as a result of the Partnership recording third quarter fees on one of its finance lease portfolios in the fourth quarter of 1998. The increase in minority interest in consolidated joint venture was principally due to the addition of a joint venture in July 1999. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience the Partnership determined that no additional provision for bad debt was required for the three months ending September 30, 1999 compared to a $300,000 provision for the three months ended September 30, 1998.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

      Net income for the three months ended September 30, 1999 and 1998 was $712,211 and $922,738, respectively. The net income per weighted average limited partnership unit was $.71 and $.95, respectively.

Results of Operations for the Nine Months Ended September 30, 1999 and 1998

      For the nine months ended September 30, 1999 and 1998 the Partnership leased or financed additional equipment with an initial cost of $171,941 and $90,911,644, respectively, to 1 and 150 lessees or equipment users.

      Revenues for the nine months ended September 30, 1999 were $15,599,840, representing an increase of $3,207,690 or 25.9% from 1998. The increase in revenues resulted primarily from an increase in finance income of $3,482,732 or 32.4% and an increase in income from leveraged leases net of $71,098 or 6.7%. These increases were partially offset by a decrease in interest income and other of $273,851 or 94.8%, a decrease in income from investment in unconsolidated joint venture of $49,097 or 30.4% and a decrease in net gain on sales or remarketing of equipment of $23,192 or 16.7%. The increase in finance income resulted from an increase in the average size of the finance lease portfolio from 1998 to 1999. Income from leveraged leases increased due to an increase in the net investment in leveraged leases. The decrease in interest income was due to a decrease in the average cash balances from 1998 to 1999. The decrease in net gain on sales of remarketing of equipment resulted from a decrease in the number of leases maturing and the underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value. Based on an analysis of delinquency, assessment of overall risk and a review of historical loss experience ICON Receivables 1997-B L.L.C. ("(1997-B") recorded a loss provision of $900,000 for the nine months ended September 30, 1999 compared to a loss provision recorded by ICON Receivables 1997-A L.L.C. ("1997-A") of $600,000 for the nine months ended September 30, 1998, resulting in a decrease for the Partnership in income from investment in unconsolidated joint ventures from 1998 to 1999.

      Expenses for the nine months ended September 30, 1999 were $12,743,024, representing an increase of $1,907,252 or 17.6% from 1998. The increase in expenses resulted primarily from an increase in interest expense of $1,328,694 or 22.4%, an increase in amortization of initial direct costs of $305,470 or 21.7%, an increase in the management fees of $499,248 or 29.0%, an increase in administrative expense reimbursements of $206,274 or 28.2%, an increase in general and administrative of $62,764 or 18.6%, and an increase in minority interest in consolidated joint venture of $4,802 or 142.4%. These increases were partially offset by a decrease in the provision for bad debts of $500,000 or 71.4%. Interest expense increased as a result of an increase in the average debt outstanding from 1998 to 1999. Amortization of initial direct costs, management fees, administrative expense reimbursements and general and administrative expense increased due to an increase in the average size of the finance lease portfolio from 1998 to 1999. The increase in minority interest in consolidated joint venture was due to an increase in the net income of the underlying joint venture from 1998 to 1999. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience the Partnership determined that a provision for bad debt of $200,000 was required for the nine months ending September 30, 1999 compared to a $700,000 provision for the nine months ended September 30, 1998. .

      Net income for the nine months ended September 30, 1999 and 1998 was $2,856,816 and $1,556,378, respectively. The net income per weighted average limited partnership unit was $2.85 and $1.90, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the nine months ended September 30, 1999 and 1998 were capital contributions from limited partners, net of offering expenses, of $0 in 1999 and $37,932,759 in 1998, net cash provided by operations of $3,124,597 and $688,587, respectively, proceeds from sales of equipment of $1,222,327 and $1,328,835, respectively, and proceeds from borrowings of $5,000,000 in 1999 and $2,181,892 in 1998. These funds were used to make payments on borrowings, fund cash distributions, and in 1998, to purchase equipment. The Partnership intends to fund cash distributions utilizing cash provided by operations and to purchase additional equipment utilizing proceeds from sales of equipment and borrowings.

      Cash distributions to limited partners for the nine months ended September 30, 1999 and 1998, which were paid monthly, totaled $8,016,190 and $6,775,428, respectively, of which $2,828,248 and $1,540,814 was investment income and $5,187,942 and $5,234,614 was a return of capital, respectively. The monthly annualized cash distributions rate to limited partners was 10.75% for 1999 and 1998 of which 3.79% and 2.44% was investment income and 6.96% and 8.31% was a return of capital, respectively. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1999 and 1998 was $8.07 and $8.06, respectively, of which $2.85 and $1.83 was investment income and $5.22 and $6.23 was a return of capital, respectively.

      The Partnership and an affiliate, ICON Income Fund Eight A L.P. ("Eight A") entered into a joint line of credit agreement (the "Facility") with a lender in December 1998. In May 1999 the Facility was amended and restated removing Eight A as co-borrower on the Facility. The maximum amount available under the Facility is $5,000,000. The Facility is secured by eligible receivables and residuals and bears interest at the rate of Prime plus one half percent. At
September 30, 1999 the Partnership had $5,000,000 outstanding under the Facility.

      In July 1999 the Partnership, Eight A and ICON Cash Flow Partners L.P. Six ("L.P. Six") formed a joint venture, ("AIC Trust") for the purpose of managing a portfolio of leases contributed by the Partnership. Proceeds of $3,000,000 were realized by the Partnership as a result of this joint venture.

      In December 1998 the Partnership and three affiliates, Series C, L.P. Six and Eight A formed ICON Boardman Funding LLC, for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Six and Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in the joint venture. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions, thereafter. Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, a portion of the rent receivable in excess of the senior debt payments was acquired by L.P. Six from ICON BF for $3,801,108. On March 30, 1999, ICON BF exercised its right to acquire L.P. Six's investment in a portion of the rent receivable in excess of the senior debt payments for $3,097,637 and simultaneously financed, with a third party, all of the rent receivable in excess of the senior debt payments. There was no gain or loss to L.P. Six on this transaction. ICON BF received $7,643,867 from the financing. The proceeds from the financing, net of the purchase of L.P. Six's investment, were distributed to the members of ICON BF in accordance with their ownership interests.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

      As of September 30, 1999 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1999.

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

                                ICON Cash Flow Partners L. P. Seven
                                File No. 33-94458 (Registrant)
                                By its General Partner,
                                ICON Capital Corp.




November 12, 1999               /s/ Thomas W. Martin
-----------------               ------------------------------------------------
      Date                      Thomas W. Martin
                                Executive Vice President
                                (Principal financial and accounting officer
                                of the General Partner of the Registrant)