Form 10-K
period 1999-12-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 2000-03-31
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended                   December 31, 1999
                          ------------------------------------------------------
                                                        or

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

              111 Church Street, White Plains, New York 10601-1505
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code             (914) 993-1700
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

Title of each class                   Name of each exchange on which registered
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1999

                                TABLE OF CONTENTS

Item                                                                      Page

PART I

1.   Business                                                             3-4

2.   Properties                                                             4

3.   Legal Proceedings                                                      5

4.   Submission of Matters to a Vote of Security Holders                    5

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                5

6.   Selected Consolidated Financial and Operating Data                     6

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                  7-9

8.   Financial Statements and Supplementary Data                        10-31

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                   32

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                    32-33

11.  Executive Compensation                                                34

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                        34

13.  Certain Relationships and Related Transactions                        34

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K       35

SIGNATURES                                                                 36

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1999


PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners L.P. Seven (the "Partnership"), was formed on May 23, 1995 as a Delaware limited partnership. The Partnership's maximum offering was $100,000,000. The Partnership commenced business operations on its initial closing date, January 19, 1996 with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. Between January 19, 1996 and December 31, 1996, 249,172.52 units were admitted representing $24,917,252 of capital contributions. In 1997, 285,927.35 units were admitted representing $28,592,735 of capital contributions, and from January 1, 1998 through September 16, 1998 (the final closing date) 438,528.99 units were admitted representing $43,852,899 of capital contributions. The Partnership redeemed 6,232, 1,902 and 1,625 limited partnership units in 1999, 1998 and 1997, respectively, leaving 990,238 limited partnership units outstanding at December 31, 1999.

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

                                December 31, 1999

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     For the years ended December 31, 1999 and 1998, the Partnership purchased and leased or financed $677,632 and $91,615,445 of equipment, respectively, with a weighted average initial transaction term of 47 and 48 months, respectively. Included in the summary of equipment cost by category below is 100% of the equipment cost acquired by a joint venture in which the Partnership has a 99% interest. The Partnership accounts for this investment by consolidating 100% of the assets and liabilities of the joint venture and reflecting as a liability the related minority interest. The equipment purchased by four other joint ventures in which the Partnership has a less than 50% interest are not included in this table. At December 31, 1999, the weighted average initial transaction term of the portfolio was 56 months. A summary of the portfolio equipment cost by category held at December 31, 1999 and 1998 is as follows:

                                      December 31, 1999         December 31, 1998
                                 -------------------------   ------------------------
Category                              Cost         Percent       Cost         Percent

Aircraft .....................   $ 90,952,788       32.9%    $ 90,952,788       32.4
Computer systems .............     49,853,136       18.0       53,211,502       19.0
Vessels ......................     49,855,000       18.0       49,855,000       17.8
Retail systems ...............     21,121,250        7.6       21,120,829        7.5
Manufacturing & production ...     18,835,981        6.8       18,835,981        6.7
Furniture and fixtures .......     14,893,660        5.4       15,022,229        5.3
Energy .......................     12,325,000        4.4       12,325,000        4.4
Vehicles .....................      6,668,013        2.4        6,257,771        2.2
Telecommunications ...........      3,780,872        1.4        4,634,089        1.6
Medical ......................      3,882,457        1.4        3,872,541        1.4
Office equipment .............      2,764,522        1.0        2,764,522        1.0
Miscellaneous ................      1,794,732        0.7        1,959,915        0.7
                                 ------------      -----     ------------      -----

                                 $276,727,411      100.0%    $280,812,167      100.0%
                                 ============      =====     ============      =====

     The Partnership has one transaction which individually represents 14.8% of the total portfolio equipment cost at December 31, 1999. The equipment is an aircraft subject to lease with Federal Express, which represented 14.6% of the total portfolio equipment cost at December 31, 1998.

Item 2.  Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                                              Number of Equity Security Holders
        Title of Class                                 as of December 31,
        --------------                        ---------------------------------
                                                 1999                     1998
                                                 ----                     ----

      Limited Partners                          4,650                    4,649
      General Partner                               1                        1

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 6.  Selected Consolidated Financial and Operating Data

                                                            Years Ended December 31,
                                               ------------------------------------------------

                                                   1999         1998        1997        1996
                                                   ----         ----        ----        ----

Total revenue                                  $16,572,257  $17,207,618  $9,749,244  $1,564,069
                                               ===========  ===========  ==========  ==========

Net income                                     $ 3,514,436  $ 2,689,176  $2,649,580  $  405,451
                                               ===========  ===========  ==========  ==========

Net income allocable
   to limited partners                         $ 3,479,291  $ 2,662,284  $2,623,084  $  401,396
                                               ===========  ===========  ==========  ==========

Net income allocable
   to the General Partner                      $    35,145  $    26,892  $   26,496  $    4,055
                                               ===========  ===========  ==========  ==========

Weighted average limited
   partnership units outstanding                   992,719      808,650     413,677  $  156,222
                                               ===========  ===========  ==========  ==========

Net income per weighted
   average limited partnership unit            $     3.50   $     3.29   $     6.34  $    2.57
                                               ==========   ==========   ==========  =========

Distributions to limited partners              $10,677,316  $ 8,692,479  $4,147,829  $1,361,099
                                               ===========  ===========  ==========  ==========

Distributions to the General Partner           $   107,872  $    87,803  $   41,125  $   13,749
                                               ===========  ===========  ==========  ==========

                                          December 31,
                   ---------------------------------------------------------
                       1999           1998           1997           1996
                       ----           ----           ----           ----

Total assets ...   $172,007,288   $216,387,240   $153,066,319   $ 48,486,070
                   ============   ============   ============   ============

Partners' equity   $ 70,045,138   $ 77,741,448   $ 45,901,123   $ 22,865,854
                   ============   ============   ============   ============

     The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. No data is presented for 1995 since the Partnership commenced operations on January 19, 1996, the initial closing date.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     ICON Cash Flow Partners L.P. Seven (the "Partnership"), was formed on May 23, 1995 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, January 19, 1996 with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. Between January 19, 1996 and December 31, 1996, 249,172.52 units were admitted representing $24,917,252 of capital contributions. In 1997, 285,927.35 units were admitted representing $28,592,735 of capital contributions and from January 1, 1998 through September 16, 1998 (the final closing date) 438,529 units were admitted representing $43,852,899 of capital contributions. The Partnership redeemed 6,232, 1,902 and 1,625 limited partnership units in 1999, 1998 and 1997, respectively, leaving 990,238 limited partnership units outstanding at December 31, 1999

     The Partnership's portfolio consisted of net investments in finance leases, investments in estimated unguaranteed residual values, leveraged leases, equity investments in joint ventures and financings representing 70%, 21%, 6%, 3% and 1% of total investments at December 31, 1999, respectively, and 77%, 15%, 6%, 1% and 1% of total investments at December 31, 1998, respectively.

Results of Operations for the Years Ended December 31, 1999 and 1998

     For the years ended December 31, 1999 and 1998, the Partnership purchased and leased or financed equipment with an initial cost of $677,632 and $91,615,445, respectively, to 1 and 42 lessees or equipment users.

     Revenues for the year ended December 31, 1999 were $16,572,257, representing a decrease of $635,361 from 1998. The decrease in revenues resulted primarily from a decrease in gain on sales of equipment of $578,684, a decrease in interest income and other of $323,806 and a decrease in income from investments in joint ventures of $162,014. These decreases were partially offset by increases in finance income of $417,241 and in income from leveraged leases of $11,902. Gain on sales of equipment decreased due to a decrease in the number of leases maturing in which the underlying equipment was sold. The decrease in interest income and other resulted primarily from a decrease in the average cash balance from 1998 to 1999. Income from investments in joint ventures decreased as a result of one of the underlying joint ventures' increase in its provision for bad debts. The increase in finance income resulted from the Partnership's owning and recognizing in 1999 finance income generated from an interest in a lease portfolio acquired in the first half of 1999. Income from leveraged leases increased as a result of the increase in the net investment in leveraged leases.

     Expenses for the year ended December 31, 1999 were $13,057,821, representing a decrease of $1,460,621 from 1998. The decrease in expenses resulted primarily from a decrease in interest expense of $1,717,304, a decrease in the provision for bad debts of $500,000 and a decrease in amortization of initial directs costs of $278,752. These decreases were partially offset by an increase in management fees of $729,817, an increase in administrative expense reimbursements of $153,512 and an increase in general and administrative expenses of $151,722. Interest expense decreased due to a decrease in the average debt outstanding from 1998 to 1999. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss expenses, the Partnership determined that provision for bad debt of $200,000 was required for the year ended December 31, 1999, compared to $700,000 for 1998.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1998

The decrease in amortization of initial direct costs resulted from a decrease in the average size of the finance lease portfolio from 1998 to 1999. Administrative expense reimbursements, management fee expense and general and administrative expenses increased due to an increase in the amount of cash rent collected in 1999 versus 1998.

     Net income for the years ended December 31, 1999 and 1998 was $3,514,436 and $2,689,176, respectively. The net income per weighted average limited partnership unit was $3.50 and $3.29 for 1999 and 1998, respectively, weighted from the date each unit was admitted to the Partnership.

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

     Expenses for the year ended December 31, 1998 were $14,518,442, representing an increase of $7,418,778 or 104% from 1997. The increase in expenses resulted primarily from an increase in interest expense of $4,397,798 or 120%, an increase in amortization of initial direct costs of $997,783 or 107%, an increase in management fees of $815,067 or 54%, an increase in the provision for bad debts of $550,000 or 367%, an increase in administrative expense reimbursements of $353,035 or 54%, an increase in general and administrative fees of $304,959 or 164% and an increase in minority interest in joint venture of $136 or 3%. Interest expense increased due to an increase in the average debt outstanding

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1998

from 1997 to 1998. Amortization of initial direct costs, management fees, administrative expense reimbursements and general and administrative expenses increased due to an increase in the average size of the portfolio from 1997 to 1998. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience, the Partnership determined that a provision for bad debt of $700,000 was required for the year ended December 31, 1998, compared to $150,000 for 1997.

     Net income for the years ended December 31, 1998 and 1997 was $2,689,176 and $2,649,580, respectively. The net income per weighted average limited partnership unit was $3.29 and $6.34 for 1998 and 1997, respectively, weighted from the date each unit was admitted to the Partnership.

Liquidity and Capital Resources

     The Partnership's primary sources of funds in 1999, 1998 and 1997 was cash provided by operations of $844,971, $535,582 and $1,596,086, respectively, capital contributions, net of offering expenses, of $0, $37,935,017 and $24,730,458, respectively, and proceeds from sale of equipment of $4,750,000, $4,903,647 and $7,315,408, respectively. These funds were used to purchase equipment and pay cash distributions. The Partnership intends to purchase additional equipment and fund cash distributions, utilizing cash from operations, proceeds from sales of equipment and additional borrowings.

     The Partnership's notes payable at December 31, 1999 and 1998 total $100,544,315 and $137,072,754, respectively. These amounts consist of $71,944,352 and $110,848,356 in non-recourse notes, respectively, and recourse notes payable of $28,599,963 and $26,224,398.

     The Partnership entered into a line of credit agreement (the "Facility") with a lender in 1998. The maximum amount available under the Facility is $5,000,000. The Facility is secured by eligible receivables and residuals and bears interest at Prime plus a half percent. At December 31, 1999 the Partnership had $4,424,529 outstanding under the Facility.

     Cash distributions to the limited partners for the years ended December 31, 1999 and 1998, which were paid monthly totaled $10,677,316 and $8,692,479, respectively of which $3,479,291 and $2,662,284 was investment income and $7,198,025 and $6,030,195 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners for the years ended December 31, 1999 and 1998 was 10.75%, of which 3.50% and 3.29% was investment income and 7.25% and 7.46% was a return of capital respectively, calculated as a percentage of each partners' initial capital contribution. The limited partner distribution per weighted average unit outstanding for the years ended December 31, 1999 and 1998 was $10.75, of which $3.50 and $3.29 was investment income and $7.25 and $7.46 was a return of capital, respectively.

     As of December 31, 1999, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 8.  Consolidated Financial Statements and Supplementary Data


                   Index to Consolidated Financial Statements

                                                                                                   Page Number

Independent Auditors' Report                                                                                12

Consolidated Balance Sheets as of December 31, 1999 and 1998                                             13-14

Consolidated Statements of Operations for the Years Ended December 31, 1999,
  1998 and 1997                                                                                             15

Consolidated Statements of Changes in Partners' Equity for the Years Ended
  December 31, 1999, 1998 and 1997                                                                          16

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997                                                                       17-19

Notes to Consolidated Financial Statements                                                               20-31


                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 1999

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners L.P. Seven:

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners L.P. Seven (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity, and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners L.P. Seven as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                             /s/ KPMG LLP
                                                             KPMG LLP



March 28, 2000
New York, New York

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                             1999            1998
                                                             ----            ----
         Assets

Cash ...............................................   $   4,688,025    $   3,899,054
                                                       -------------    -------------

Investment in finance leases
   Minimum rents receivable ........................      54,878,965      122,539,958
   Estimated unguaranteed residual values ..........      67,880,746       77,403,065
   Initial direct costs ............................       1,604,755        3,943,900
   Unearned income .................................     (17,093,326)     (39,516,143)
   Allowance for doubtful accounts .................      (1,067,610)        (868,450)
                                                       -------------    -------------

                                                         106,203,530      163,502,330

Investment in estimated unguaranteed residual values      31,718,541       31,718,541
                                                       -------------    -------------

Net investment in leveraged leases .................      22,555,086       12,568,089
                                                       -------------    -------------

Investments in joint ventures ......................       3,292,324        1,490,820
                                                       -------------    -------------

Investment in financings
   Receivables due in installments .................       2,062,546        2,357,992
   Initial direct costs ............................           3,528            5,169
   Unearned income .................................        (457,150)        (620,501)
   Allowance for doubtful accounts .................          (9,611)          (8,772)
                                                       -------------    -------------

                                                           1,599,313        1,733,888

Other assets .......................................       1,950,469        1,474,518
                                                       -------------    -------------

Total assets .......................................   $ 172,007,288    $ 216,387,240
                                                       =============    =============








                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                  December 31,

                                                               1999            1998
                                                               ----            ----

       Liabilities and Partners' Equity

Notes payable - non-recourse .........................   $  71,944,352    $ 110,848,356
Note payable - recourse ..............................      28,599,963       26,224,398
Accounts payable-equipment ...........................            --            501,318
Accounts payable - General Partner and affiliates ....         101,333           95,670
Security deposits, deferred credits and other payables       1,278,045          951,199
Minority interest in joint venture ...................          38,457           24,851
                                                         -------------    -------------
                                                           101,962,150      138,645,792

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...................................        (156,961)         (84,234)
   Limited partners (990,238 and 996,470 units
     outstanding, $100 per unit original issue price)       70,202,099       77,825,682
                                                         -------------    -------------

     Total partners' equity ..........................      70,045,138       77,741,448
                                                         -------------    -------------

Total liabilities and partners' equity ...............   $ 172,007,288    $ 216,387,240
                                                         =============    =============
















See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,

                                                   1999          1998          1997
                                                   ----          ----          ----

Revenues

   Finance income ..........................   $14,905,134   $14,487,893   $ 6,155,775
   Income from leveraged leases ............     1,433,503     1,421,601     1,291,331
   Gain on sales of equipment ..............       115,427       694,111     1,748,790
   Income from investments in joint ventures        85,660       247,674       436,216
   Interest income and other ...............        32,533       356,339       117,132
                                               -----------   -----------   -----------

   Total revenues ..........................    16,572,257    17,207,618     9,749,244
                                               -----------   -----------   -----------

Expenses

   Interest ................................     6,333,011     8,050,315     3,652,517
   Management fees - General Partner .......     3,066,929     2,337,112     1,522,045
   Amortization of initial direct costs ....     1,651,154     1,929,906       932,123
   Administrative expense
     reimbursements - General Partner ......     1,158,866     1,005,354       652,319
   Provision for bad debts .................       200,000       700,000       150,000
   General and administrative expense ......       642,961       491,239       186,280
   Minority interest expense ...............         4,900         4,516         4,380
                                               -----------   -----------   -----------

   Total expenses ..........................    13,057,821    14,518,442     7,099,664
                                               -----------   -----------   -----------

Net income .................................   $ 3,514,436   $ 2,689,176   $ 2,649,580
                                               ===========   ===========   ===========

Net income allocable to:
   Limited partners ........................   $ 3,479,291   $ 2,662,284   $ 2,623,084
   General Partner .........................        35,145        26,892        26,496
                                               -----------   -----------   -----------

                                               $ 3,514,436   $ 2,689,176   $ 2,649,580
                                               ===========   ===========   ===========

Weighted average number of limited
   partnership units outstanding ...........       992,719       808,650       413,677
                                               ===========   ===========   ===========

Net income per weighted average
   limited partnership unit ................   $      3.50   $      3.29   $      6.34
                                               ===========   ===========   ===========




See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1999, 1998 and 1997

                                   Limited Partner Distributions

                                      Return of    Investment        Limited      General
                                       Capital       Income          Partners     Partner     Total
                                    (Per weighted average unit)

Balance at
   December 31, 1996                                               $22,874,548  $  (8,694) $22,865,854

Proceeds from issuance
   of limited partnership
   units (285,927.35 units)                                         28,592,735       -      28,592,735

Sales and
   offering expenses                                                (3,862,277)      -      (3,862,277)

Limited partnership units
   redeemed (1,625 units)                                             (155,815)      -        (155,815)

Cash distributions to partners        $4.41           $6.34         (4,147,829)   (41,125)  (4,188,954)

Net income                                                           2,623,084     26,496    2,649,580
                                                                   -----------  ---------  -----------

Balance at
   December 31, 1997                                               $45,924,446  $ (23,323) $45,901,123

Proceeds from issuance
   of limited partnership
   units (438,528.99 units)                                         43,852,899        -     43,852,899

Sales and offering expenses                                         (5,917,882)       -     (5,917,882)

Limited partnership units
   redeemed (1,902 units)                                               (3,586)       -         (3,586)

Cash distributions to partners        $7.46           $3.29         (8,692,479)   (87,803)  (8,780,282)

Net income                                                           2,662,284     26,892    2,689,176
                                                                   -----------  ---------  -----------

Balance at
   December 31, 1998                                               $77,825,682  $ (84,234) $77,741,448

Limited partnership units
   redeemed (6,232 units)                                             (425,558)       -       (425,558)

Cash distributions to partners        $7.25           $3.50         10,677,316)  (107,872)  10,785,188)

Net income                                                           3,479,291     35,145    3,514,436
                                                                   -----------  ---------  -----------

Balance at
   December 31, 1999                                               $70,202,099  $(156,961) $70,045,138
                                                                   ===========  =========  ===========

See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Years Ended December 31,

                                                                     1999           1998             1997
                                                                     ----           ----             ----
Cash flows from operating activities:
   Net income ...............................................   $  3,514,436    $  2,689,176    $  2,649,580
                                                                ------------    ------------    ------------
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Gain on sales of equipment .............................       (115,427)       (694,111)     (1,748,790)
     Finance income portion of receivables
       paid directly to lenders by lessees ..................    (11,857,847)    (12,717,263)     (5,912,799)
     Amortization of initial direct costs ...................      1,651,154       1,929,906         932,123
     Interest accrued on notes payable recourse .............        201,036            --              --
     Provision for bad debts ................................        200,000         700,000         150,000
     Interest expense on non-recourse
       financings paid directly by lessees ..................      5,716,602       7,701,737       3,463,617
     Income from leveraged leases ...........................     (1,433,503)     (1,421,601)     (1,291,331)
     Income from investments in joint ventures ..............        (85,660)       (247,674)       (436,216)
     Minority interest expense ..............................          4,900           4,516           4,380
     Changes in operating assets and liabilities:
       Allowance for doubtful accounts ......................           --              --           (47,778)
       Other assets .........................................       (475,952)        104,423        (703,491)
       Distributions received from joint ventures ...........        570,896       1,076,141       5,258,223
       Investments in joint ventures ........................       (108,364)       (490,834)     (1,259,244)
       Account payable to General Partner and affiliates ....          5,663          67,520        (410,147)
       Collection of principal
         - non-financed receivables .........................      2,746,932       1,095,505         516,966
       Minority interest in joint venture ...................         13,606            --              --
       Security deposits, deferred credits and other payables        326,846         683,451         207,446
       Other ................................................        (30,347)        754,690         223,547
                                                                ------------    ------------    ------------

         Total adjustments ..................................     (2,669,465)     (2,153,594)     (1,053,494)
                                                                ------------    ------------    ------------

       Net cash provided by operating activities ............        844,971         535,582       1,596,086
                                                                ------------    ------------    ------------

Cash flows from investing activities:
   Equipment purchased ......................................       (677,632)    (29,291,730)    (20,121,149)
   Proceeds from sale of interests in unconsolidated
     joint venture ..........................................      4,750,000       4,903,647       7,315,408
   Initial direct costs .....................................           --        (3,268,593)     (3,363,765)
   Investment in leveraged leases ...........................     (8,553,492)           --              --
                                                                ------------    ------------    ------------

       Net cash used by investing activities ................     (4,481,124)    (27,656,676)    (16,169,506)
                                                                ------------    ------------    ------------


                                                        (continued on next page)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

                        For the Years Ended December 31,

                                                               1999            1998            1997
                                                               ----            ----            ----

Cash flows from financing activities:
   Issuance of limited partnership units,
     net of offering expenses .........................           --        37,935,017      24,730,458
   Cash distributions to partners .....................    (10,785,188)     (8,780,282)     (4,188,954)
   Redeemed units .....................................       (425,558)         (3,586)           --
   Principal payments on notes payable - recourse .....     (2,825,471)     (2,250,000)     (2,150,000)
   Principal payments on notes payable - non-recourse .       (548,659)       (397,386)           --
   Proceeds from affiliate loan .......................           --              --         4,250,000
   Proceeds from non-recourse debt ....................     14,010,000            --              --
   Proceeds from recourse debt - line of credit .......      5,000,000            --              --
   Principal payments on loans from affiliate .........           --              --        (4,250,000)
                                                          ------------    ------------    ------------

       Net cash (used)/provided by financing activities      4,425,124      26,503,763      18,391,504
                                                          ------------    ------------    ------------

Net increase (decrease) in cash .......................        788,971        (617,331)      3,818,084

Cash at beginning of year .............................      3,899,054       4,516,385         698,301
                                                          ------------    ------------    ------------

Cash at end of year ...................................   $  4,688,025    $  3,899,054    $  4,516,385
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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

     Interest expense of $6,333,011, $8,050,315 and $3,652,517 for the years ended December 31, 1999, 1998 and 1997 consisted of: interest expense on non-recourse financings paid or accrued to lenders by lessees of $5,716,602, $7,701,737 and $3,463,617, respectively, and other interest of $616,409, $348,578 and $188,900, respectively.

     For the years ended December 31, 1999, 1998 and 1997, non-cash activities included the following:

                                                                 1999            1998             1997
                                                                 ----            ----             ----

Fair value of equipment and receivables
   purchased for debt and payables .....................   $        --      $ (63,334,912)   $(106,011,532)
Non-recourse and recourse notes payable
   assumed in purchase price ...........................            --         62,833,594      105,000,336
Accounts payable - equipment ...........................            --            501,318        1,011,196

Principal and interest on
   finance receivables paid directly
   to lenders by lessees ...............................      26,948,407       35,688,131       17,766,016
Principal and interest on non-recourse
   financings paid directly to lenders
   by lessees ..........................................     (26,948,407)     (35,688,131)     (17,766,016)

Decrease in investment in finance leases due
   to terminations .....................................         552,002        1,208,183        6,025,115
Decrease in notes payable non-recourse
   due to terminations .................................        (552,002)      (1,208,183)      (6,025,115)

Decrease in investments in finance leases and
   financings due to contribution to
   unconsolidated joint ventures .......................     (25,605,165)            --          5,391,216
Decrease in notes payable non-recourse related to leases
   contributed to joint venture ........................     (19,299,854)            --               --
Increase in investments in
   unconsolidated joint ventures .......................      (6,305,311)            --         (5,391,216)
                                                           -------------    -------------    -------------

                                                           $        --      $        --      $        --
                                                           =============    =============    =============

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                December 31, 1999

1.   Organization

     ICON Cash Flow Partners L.P. Seven (the "Partnership"), was formed on May 23, 1995 as a Delaware limited partnership. The Partnership's maximum offering was $100,000,000. The Partnership commenced business operations on its initial closing date, January 19, 1996 with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. Between January 19, 1996 and December 31, 1996, 249,172.52 units were admitted representing $24,917,252 of capital contributions, in 1997, 285,927.35 units were admitted representing $28,592,735 of capital contributions and from January 1, 1998 through September 16, 1998 (the final closing date) 438,528.99 units were admitted representing $43,852,899 of capital contributions. The Partnership redeemed 6,232, 1,902 and 1,625 partnership units in 1999, 1998 and 1997, respectively, leaving 990,238 limited partnership units outstanding at December 31, 1999.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

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

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments, except for lease related instruments. Separate disclosure of fair

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

value information as of December 31, 1999 and 1998 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and certain payables approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market rate.

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

     Impairment of Estimated Residual Values -- The Partnership's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

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

     New Accounting Pronouncements - In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 as amended, is effective for all quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Partnership's net income, partners' equity or total assets.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

3.   Investments in Joint Ventures

     The Partnership and affiliates formed five joint ventures for the purpose of acquiring and managing various assets.

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

The four joint ventures described below are less than 50% owned and are accounted for following the equity method.

ICON Receivables 1997-A L.L.C.

     In March 1997 the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), and ICON Cash Flow Partners L.P. Six ("L.P. Six"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating leases, managing existing contributed assets and securitizing its portfolio. In September 1997 the Partnership, Series E and L.P. Six contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, Series E and L.P. Six received a 19.97%, 17.81%, 31.19% and 31.03% interest, respectively, in 1997-A based on the present value of their related contributions. The Partnership's contributions amounted to $5,391,216 in assigned leases and $275,000 of cash in 1997, $105,719 of cash in 1998 and $43,597 of cash and $73,545 of assigned leases in 1999. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. 1997-A became the beneficial owner of a trust. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Information as to the financial position and results of operations of 1997-A as of and for the year ended December 31, 1999 and 1998 is summarized below:

                                         December 31, 1999    December 31, 1998

 Assets                                   $    17,967,741      $  31,845,710
                                          ===============      =============

 Liabilities                              $    14,701,353      $  27,065,004
                                          ===============      =============

 Equity                                   $     3,266,388      $   4,780,706
                                          ===============      =============

 Partnership's share of equity            $       803,353      $   1,097,916
                                          ===============      =============

 Net income                               $       108,923      $   1,050,957
                                          ===============      =============

 Partnership's share of net income        $        21,761      $     209,824
                                          ===============      =============

 Distributions                            $     2,171,133      $   2,367,147
                                          ===============      =============

 Partnership's share of distributions     $       433,467      $     512,544
                                          ===============      =============

ICON Receivables 1997-B L.L.C.

     In August 1997 the Partnership, Series E and L.P. Six formed ICON Receivables 1997-B L.L.C. ("1997-B"), a special purpose entity formed for the purpose of originating leases and securitizing its portfolio. The Partnership, Series E and L.P. Six contributed cash and received a 16.67%, 75.00% and 8.33% interest, respectively, in 1997-B. The Partnership's cash contributions amounted to $500,000 in 1997, $328,155 in 1998 and $60,656 in 1999. In order to fund the acquisition of leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-B Warehouse Facility"). In October 1998, 1997-B completed an equipment securitization. The net proceeds from the securitization of these assets were used to pay-off the remaining 1997-B Warehouse Facility balance and any remaining proceeds were distributed to the 1997-B members in accordance with their membership interests. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Information as to the financial position and results of operations of 1997-B as of and for the year ended December 31, 1999 and 1998 is summarized below:

                                      December 31, 1999      December 31, 1998
                                      -----------------      -----------------

Assets                                $     29,921,557       $    39,665,292
                                      ================       ===============

Liabilities                           $     27,991,447       $    37,649,430
                                      ================       ===============

Equity                                $      1,930,110       $     2,015,862
                                      ================       ===============

Partnership's share of equity         $        330,777       $       335,944
                                      ================       ===============

                                         Year Ended             Year Ended
                                      December 31, 1999      December 31, 1998
                                      -----------------      -----------------

Net income                            $        293,193       $       227,057
                                      ================       ===============

Partnership's share of net income     $         48,875       $        37,850
                                      ================       ===============

Distributions                         $        688,051       $     3,380,904
                                      ================       ===============

Partnership's share of distributions  $        114,698       $       563,597
                                      ================       ===============

ICON Boardman Funding L.L.C.

     In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Six and ICON Income Fund Eight A L.P. ("Eight A") formed ICON Boardman Funding L.L.C. ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Six, and Eight A received a
 .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership's original investment was recorded at cost of $56,960 and will be adjusted by its share of earnings, losses and distributions, thereafter. The Partnership invested $4,111 in 1999. Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, the rent in excess of the senior debt payments was acquired by L.P.
Six for $3,801,108.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Information as to the financial position of ICON BF as of is summarized below:

                                      December 31, 1999     December 31, 1998
                                      -----------------     -----------------

Assets                                $    27,740,665       $     23,620,702
                                      ===============       ================

Liabilities                           $    18,880,079       $     12,228,713
                                      ===============       ================

Equity                                $     8,860,586       $     11,391,989
                                      ===============       ================

Partnership's share of equity         $        44,298       $         56,960
                                      ===============       ================

Net income                            $     1,191,629       $           --
                                      ===============       ================

Partnership's share of net income     $         5,958       $           --
                                      ===============       ================

Distributions                         $     4,546,230       $           --
                                      ===============       ================

Partnership's share of distribution   $        22,731       $           --
                                      ===============       ================

AIC Trust

     The Partnership acquired a portfolio of equipment leases and in 1999 contributed such leases, subject to related debt, with a book value of $6,854,830 to a wholly owned trust ("AIC Trust"). Subsequently, the Partnership sold interests in this trust at various dates in 1999 to Eight A, an affiliate of the Partnership, for $3,000,000 and to L.P. Six, an affiliate of the Partnership, for $1,750,000 at book value, which approximated fair market value at the dates of sale. The Partnership recognized no gain or loss on the sales of these interests to either Eight A or to L.P. Six.

     As a result of the sales of these interests, as of December 31, 1999 L.P. Six and Eight A owned interests aggregating 25.51% and 43.73% in the trust with the Partnership owning a 30.76% interest at that date. The trust is operated as a joint venture. Profits, losses, excess cash and disposition proceeds are allocated based upon the Partnerships' percentage ownership interests in the venture during the respective periods the Partnerships held such interests. The Partnership accounts for its investment under the equity method of accounting.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Information as to the financial position and results of operations of the venture as of and for the period of inception through December 31, 1999 is summarized below:

                                           December 31, 1999

Assets                                      $   22,058,522
                                            ==============

Liabilities                                 $   15,221,822
                                            ==============

Equity                                      $    6,836,700
                                            ==============

Partnership's share of equity               $    2,113,897
                                            ==============

                                  Dates of Investments by Other Funds
                                       Through December 31, 1999

Partnership's share of income               $        9,067
                                            ==============

4.   Investment in Estimated Unguaranteed Residual Values

     In December 1996, the Partnership purchased a 50% share of an option to acquire the 100% interest in a drilling rig, currently on lease to Rowan Companies, Inc. The residual investment cost $12,325,000 and the lease to Rowan Companies, Inc. expires in September 2000 at which time the Partnership will be entitled to a 50% economic interest in the rig subject to lease.

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

6.   Net Investment in Leveraged Leases

     In August 1996, the Partnership acquired, subject to a leveraged lease, an interest in an aircraft on lease with Federal Express. The aircraft is a McDonnell Douglas DC-10-30F built in 1986, and the lease expires in July 2004. The purchase price was $40,973,585.

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

     The net investment in the leveraged leases as of December 31, 1999 consisted of the following:

 Non-cancelable minimum rents receivable (net of
   principal and interest on non-recourse debt) ............   $  9,848,494
 Estimated unguaranteed residual values ....................     20,818,001
 Initial direct costs ......................................        747,718
 Unearned income ...........................................     (8,859,127)
                                                               ------------
                                                               $ 22,555,086

Unearned income is recognized from leveraged leases over the life of the lease at a constant rate of return based on the positive net investment in the lease in years such investment is positive.

     Non-cancelable minimum rents receivable relating to the leveraged leases at December 31, 1999 are $40,125,794 while principal and interest on non-recourse debt assumed in the purchase of the leveraged leases is $30,277,300 at December 31, 1999.

                                        Rents Due             Debt Payments

2000                               $      8,022,359        $      5,954,471
2001                                      8,022,359               5,954,471
2002                                      8,022,359               5,954,471
2003                                      6,248,358               4,390,470
2004                                      9,810,359               8,023,417
                                   ----------------        ----------------

                                   $     40,125,794        $     30,277,300
                                   ================        ================

7.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on finance leases and financings are as follows:

                        Finance
 Year                   Leases     Financings       Total

 2000                $24,040,577   $  492,895    $24,533,472
 2001                 15,688,726      481,815     16,170,541
 2002                  7,515,749      470,589      7,986,338
 2003                  4,137,779      544,791      4,682,570
 2004                  3,496,134       72,456      3,568,590
 Thereafter

                     $54,878,965   $2,062,546    $56,941,511
                     ===========   ==========    ===========

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

8.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                   Finance
                                   Leases    Financings         Total

Balance at December 31, 1996   $    65,000   $    10,000    $    75,000

Provision for bad debts ....        90,000        60,000        150,000
Accounts written-off .......          --         (47,778)       (47,778)
                               -----------   -----------    -----------
Balance at December 31, 1997       155,000        22,222        177,222

Provision for bad debts ....       713,450       (13,450)       700,000
                               -----------   -----------    -----------
Balance at December 31, 1998       868,450         8,772        877,222

Provision for bad debts ....       199,161           839        200,000
                               -----------   -----------    -----------
Balance at December 31, 1999   $ 1,067,611   $     9,611    $ 1,077,222
                               ===========   ===========    ===========

9.   Notes Payable

     Notes payable consists of non-recourse notes payable of $71,944,352 (of which $62,364,352 is being paid directly to the lenders by the lessees and $9,580,000 which will be paid only from lease residual proceeds realized) and recourse notes payable of $28,599,963 of which $24,175,434 relate to the Partnership's investment estimated in unguaranteed residual value (see Note 4) and $4,424,529 relates to the line of credit agreement discussed below. The notes bear interest at rates ranging from 6.5% to 9.4% and mature as follows:

                  Notes Payable    Note Payable
Year              Non-Recourse       Recourse        Total

2000              $20,592,755      $13,909,848    $ 34,502,603
2001               23,970,990        2,938,736      26,909,726
2002               11,236,484        2,980,305      14,216,789
2003                  326,217        8,771,074       9,097,291
2004               15,817,906             -         15,817,906
                  -----------      -----------    ------------

                  $71,944,352      $28,599,963    $100,544,315
                  ===========      ===========    ============

     The Partnership entered into a line of credit agreement (the "Facility") with a lender in 1998. The maximum amount available under the Facility is $5,000,000. The Facility is secured by eligible receivables and residuals and bears interest at Prime plus a half percent. During 1999, the Partnership borrowed $5,000,000 under the Facility and at December 31, 1999, the Partnership had $4,424,529 outstanding under the Facility

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     The Partnership borrowed $14,010,000 in 1999 to prepay $8,553,492 of leveraged lease debt related to the Federal Express lease (see Note 6) with the remaining proceeds being utilized for general partnership purposes.
This debt matures in 2004 and is included in notes payable non-recourse.

10.  Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                         Charged to                Charged to
                                          Equity    Capitalized    Operations

Underwriting commissions ............   $  571,855   $     --     $     --
Organization and offering expenses ..    1,000,744         --           --
Acquisition fees ....................         --      3,363,765         --
Management fees .....................         --           --      1,522,045
Administrative expense reimbursements         --           --        652,319
                                        ----------   ----------   ----------

Year ended December 31, 1997 ........   $1,572,599   $3,363,765   $2,174,364
                                        ==========   ==========   ==========

Underwriting commissions ............   $  877,058   $     --     $     --
Organization and offering expenses ..    1,534,851         --           --
Acquisition fees ....................         --      3,268,593         --
Management fees .....................         --           --      2,337,112
Administrative expense reimbursements         --           --      1,005,354
                                        ----------   ----------   ----------

Year ended December 31, 1998 ........   $2,411,909   $3,268,593   $3,342,466
                                        ==========   ==========   ==========

Management fees .....................         --           --      3,066,929
Administrative expense reimbursements         --           --      1,158,866
                                        ----------   ----------   ----------

Year ended December 31, 1999 ........   $     --     $     --     $4,225,795
                                        ==========   ==========   ==========

     The Partnership and affiliates formed four joint ventures for the purpose of acquiring and managing various assets. (See Note 3 for additional information relating to the joint ventures.)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

12.  Tax Information (Unaudited)

     The following table reconciles net income for financial reporting purposes to (loss) income for federal income tax purposes for the year ended December 31, 1999:

                                                1999           1998            1997
                                                ----           ----            ----

 Net income per financial statements ......$  3,514,436    $  2,689,176    $  2,649,580

 Differences due to:
   Direct finance leases ..................  18,112,472      20,348,042       9,376,627
   Depreciation ........................... (34,162,751)    (30,292,366)    (11,358,603)
   Provision for losses ...................     200,000         700,000         102,222
   Loss on sale of equipment ..............    (905,600)        309,189         759,191
   Other ..................................   5,487,465         739,462         806,922
                                           ------------    ------------    ------------

 Partnership (loss) income for
  federal income tax purposes .............$ (7,753,978)   $ (5,506,497)   $  2,335,939
                                           ============    ============    ============

As of December 31, 1999, the partners' capital accounts included in the financial statements totaled $70,045,138 compared to the partners' capital accounts for federal income tax purposes of $63,508,642 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital accounts for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 111 Church Street, White
Plains, New York 10601-1505, and its telephone number is (914) 993-1700. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

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

     The officers and directors of the General Partner are as follows:

Beaufort J.B. Clarke          Chairman, Chief Executive Officer and Director

Paul B. Weiss                 President and Director

Thomas W. Martin              Executive Vice President and Director

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 10.  Continued

     Beaufort J. B. Clarke, age 54, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

      Paul B. Weiss, age 39, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 46, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December, 31, 1999, 1998 and 1997.

     Entity                Capacity        Type of Compensation           1999       1998       1997
     ------                --------        --------------------           ----       ----       ----
ICON Capital Corp.      General Partner    Organization and
                                             offering expenses         $      -   $1,534,851 $1,000,744
ICON Capital Corp.      Manager            Acquisition fees                   -    3,268,593  3,363,765
ICON Capital Corp.      General Partner    Management fees              3,066,929  2,337,112  1,522,045
ICON Securities Corp.   Dealer-Manager     Underwriting
                                             commissions                      -      877,058    571,855
ICON Capital Corp.      General Partner    Administrative expense
                                             reimbursements             1,158,866  1,005,354    652,319
                                                                       ---------- ---------- ----------

                                                                       $4,225,795 $9,022,968 $7,110,728
                                                                       ========== ========== ==========

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 24, 2000, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

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

                                December 31, 1999

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1999.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 1999


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

                                  ICON CASH FLOW PARTNERS L.P. Seven
                                  File No. 33-94458 (Registrant)
                                  By its General Partner, ICON Capital Corp.


Date: March 29, 2000              /s/ Beaufort J.B. Clarke
                                  ------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 29, 2000             /s/ Beaufort J.B. Clarke
                                  ------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director


Date:  March 29, 2000             /s/ Paul B. Weiss
                                  -----------------
                                  Paul B. Weiss
                                  President and Director


Date:  March 29, 2000             /s/ Thomas W. Martin
                                  --------------------
                                  Thomas W. Martin
                                  Executive Vice President
                                  (Principal Financial and Accounting Officer)



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.