Form 10-Q
period 2000-03-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 2000-05-15
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                          March 31, 2000
                     -----------------------------------------------------------

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


                                 (914) 993-1700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                    March 31,     December 31,
                                                                      2000            1999

       Assets

Cash ........................................................... $   2,370,431    $   4,688,025
                                                                 -------------    -------------

Investment in finance leases
   Minimum rents receivable ....................................    36,029,205       54,878,965
   Estimated unguaranteed residual values ......................    71,873,504       67,880,746
   Initial direct costs ........................................     1,214,992        1,604,755
   Unearned income .............................................   (16,835,636)     (17,093,326)
   Allowance for doubtful accounts .............................    (1,067,610)      (1,067,610)
                                                                 -------------    -------------

                                                                    91,214,455      106,203,530

Investment in estimated unguaranteed residual values ...........    31,718,541       31,718,541
                                                                 -------------    -------------

Net investment in leveraged leases .............................    23,344,463       22,555,086
                                                                 -------------    -------------

Investment in financings
   Receivables due in installments .............................     1,991,832        2,062,546
   Initial direct costs ........................................         3,286            3,528
   Unearned income .............................................      (418,957)        (457,150)
   Allowance for doubtful accounts .............................        (9,611)          (9,611)
                                                                 -------------    -------------

                                                                     1,566,550        1,599,313

Investments in unconsolidated joint ventures ...................     3,374,515        3,292,324
                                                                 -------------    -------------

Accounts receivable from General Partner and affiliates, net

Other assets ...................................................     1,787,086        1,950,469
                                                                 -------------    -------------

Total assets ................................................... $ 155,376,041    $ 172,007,288
                                                                 =============    =============


                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                             March 31,      December 31,
                                                              2000             1999


       Liabilities and Partners' Equity

Notes payable - non-recourse .........................   $  56,313,792    $  71,944,352
Note payable - recourse ..............................      26,635,034       28,599,963
Accounts payable - General Partner and affiliates, net         111,075          101,333
Security deposits, deferred credits and other payables       1,662,460        1,278,045
Minority interest in consolidated joint ventures .....       2,289,721           38,457
                                                         -------------    -------------

                                                            87,012,082      101,962,150

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...................................        (173,773)        (156,961)
   Limited partners (990,238 units outstanding,
     $100 per unit original issue price) .............      68,537,732       70,202,099
                                                         -------------    -------------

     Total partners' equity ..........................      68,363,959       70,045,138
                                                         -------------    -------------

Total liabilities and partners' equity ...............   $ 155,376,041    $ 172,007,288
                                                         =============    =============















See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)


                                                                 2000         1999
                                                                 ----         ----

Revenues

   Finance income .........................................   $3,845,396   $3,984,131
   Income from leveraged leases ...........................      789,377      369,386
   Income from investments in unconsolidated joint ventures      105,151      125,869
   Interest income and other ..............................       17,511        8,597
   Gain on sales of equipment .............................        2,647      176,579
                                                              ----------   ----------

   Total revenues .........................................    4,760,082    4,664,562
                                                              ----------   ----------

Expenses

   Interest ...............................................    1,792,258    1,801,892
   Management fees - General Partner ......................      840,769      603,424
   Amortization of initial direct costs ...................      493,811      436,376
   Administrative expense
     reimbursements - General Partner .....................      468,858      257,859
   Provision for bad debts ................................         --        200,000
   General and administrative .............................      156,594      116,196
   Minority interest expense in consolidated joint venture         1,264        1,199
                                                              ----------   ----------

   Total expenses .........................................    3,753,554    3,416,946
                                                              ----------   ----------

Net income ................................................   $1,006,528   $1,247,616
                                                              ==========   ==========

Net income allocable to:
   Limited partners .......................................   $  996,463   $1,235,140
   General Partner ........................................       10,065       12,476
                                                              ----------   ----------

                                                              $1,006,528   $1,247,616
                                                              ==========   ==========

Weighted average number of limited
   partnership units outstanding ..........................      990,238      996,400
                                                              ==========   ==========

Net income per weighted average
   limited partnership unit ...............................   $     1.01   $     1.24
                                                              ==========   ==========



See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 2000 and
                        the Year Ended December 31, 1999

                                   (unaudited)

                                   Limited Partner Distributions

                                      Return of    Investment         Limited      General
                                       Capital       Income           Partners     Partner      Total
                                    (Per weighted average unit)
Balance at
   December 31, 1998                                               $ 77,825,682  $ (84,234) $ 77,741,448

Limited partnership units
   Redeemed (6,232 units)                                              (425,558)        -       (425,558)

Cash distributions to partners        $  7.25       $  3.50         (10,677,316)  (107,872)  (10,785,188)

Net income                                                            3,479,291     35,145     3,514,436
                                                                   ------------  ---------  ------------

Balance at
   December 31, 1999                                                 70,202,099   (156,961)   70,045,138

Cash distributions to partners        $  1.68       $  1.01          (2,660,830)   (26,877)   (2,687,707)

Net income                                                              996,463     10,065     1,006,528
                                                                   ------------  ---------  ------------

Balance at March 31, 2000                                          $ 68,537,732  $(173,773) $ 68,363,959
                                                                   ============  =========  ============













See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                            2000           1999
                                                                            ----           ----
Cash flows from operating activities:

   Net income .......................................................   $ 1,006,528    $ 1,247,616
                                                                        -----------    -----------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Finance income portion of receivables paid directly
        to lenders by lessees .......................................    (2,756,064)    (3,350,056)
      Interest expense on non-recourse financing paid
        directly by lessees .........................................     1,658,757      1,718,846
      Interest accrued on notes-payable-recourse ....................      (134,347)        48,674
      Amortization of initial direct costs ..........................       493,811        436,376
      Income from leveraged leases ..................................      (789,377)      (369,386)
      Provision for bad debt ........................................          --          200,000
      Income from investments in unconsolidated joint venture .......      (105,151)      (125,869)
      Gain on sales of equipment ....................................        (2,647)      (176,579)
      Change in operating assets and liabilities:
         Collection of principal  - non-financed receivables ........       517,120        896,711
         Distributions received from unconsolidated joint ventures ..        22,960        172,132
         Investments in unconsolidated joint ventures ...............          --          (35,430)
         Other assets ...............................................        94,925        (28,051)
         Security deposits, deferred credits and other payables .....       384,414        270,849
         Accounts payable to General Partner and affiliates, net ....          --          (95,670)
         Accounts receivable from General Partner and affiliates, net         9,742       (227,563)
         Minority interest in consolidated joint venture ............         1,264          9,905
         Other ......................................................        83,234       (321,271)
                                                                        -----------    -----------

           Total adjustments ........................................      (521,359)      (976,382)
                                                                        -----------    -----------

        Net cash provided by operating activities ...................       485,169        271,234
                                                                        -----------    -----------

Cash flows from investing activities:
   Equipment and receivables purchased ..............................      (166,414)      (504,740)
   Proceeds from sale of equipment ..................................        10,239        769,046
   Proceeds from sale of interest in joint venture ..................     2,250,000           --
                                                                        -----------    -----------

         Net cash provided by investing activities ..................     2,093,825        264,306
                                                                        -----------    -----------

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                   2000           1999
                                                                   ----           ----

Cash flows from financing activities:
   Proceeds from recourse debt .............................       232,096      3,000,000
   Principal payments on notes payable - recourse ..........    (2,250,000)    (2,250,000)
   Principal payments on notes payable - non-recourse ......      (190,977)      (133,142)
   Cash distributions to partners ..........................    (2,687,707)    (2,705,167)
   Redemption of limited partnership units .................          --          (13,155)
                                                               -----------    -----------

         Net cash provided by (used in) financing activities    (4,896,588)    (2,101,464)
                                                               -----------    -----------

Net increase (decrease) in cash ............................    (2,317,594)    (1,565,924)

Cash at beginning of period ................................     4,688,025      3,899,054
                                                               -----------    -----------

Cash at end of period ......................................   $ 2,370,431    $ 2,333,130
                                                               ===========    ===========

























See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

      For the three months ended March 31, 2000 and 1999, non-cash activities included the following:

                                              2000            1999
                                              ----            ----

Principal and interest on direct
   finance receivables paid directly
   to lenders by lessees .............   $ 17,422,818    $  8,631,488
Principal and interest on non-recourse
   financing paid directly to lenders
   by lessees ........................    (17,422,818)     (8,631,488)
                                         ------------    ------------

                                         $       --      $       --
                                         ============    ============

      Interest expense of $1,792,258 and $1,801,892 for the three months ended March 31, 2000 and 1999 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $1,658,757 and $1,718,846, respectively, interest on notes payable-recourse of $133,501 and $83,046, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

                                   (unaudited)
1.    Basis of Presentation

      The consolidated financial statements of ICON Cash Flow Partners L.P. Seven (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1999 Annual Report on Form 10-K.

2.    Redemption of Limited Partnership Units

      There were no redemptions of limited partnership units during the three months ended March 31, 2000. Redemption amounts are calculated following the redemption formula specified in the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

3.    Related Party Transactions

      Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2000 and 1999 were as follows:

                                   2000          1999
                                   ----          ----

      Management fees           $  840,769     $603,424  Charged to Operations
      Administrative expense
        reimbursements             468,858      257,859  Charged to Operations
                                ----------     --------

      Total                     $1,309,627     $861,283
                                ==========     ========

      The Partnership has formed six joint ventures with affiliates for the purpose of acquiring and managing various assets. (See Note 5 for additional information relating to the joint ventures.)

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

The net investment in the leveraged leases as of March 31, 2000 consisted of the following:

Non-cancelable minimum rents receivable (net of
  principal and interest on non-recourse debt)          $ 10,002,726
Estimated unguaranteed residual values ........           24,818,000
Initial direct costs ..........................              695,768
Unearned income ...............................          (12,172,031)
                                                        ------------
                                                        $ 23,344,463

      Unearned income is recognized from leveraged leases over the life of the lease at a constant rate of return based on the positive net investment in the lease in years such investment is positive.

5.    Investments in Joint Ventures

     The Partnership and affiliates formed six joint ventures for the purpose of acquiring and managing various assets.

     The two joint ventures described below are majority owned and are consolidated with the Partnership.

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

Rowan Joint Venture

      In December 1996, the Partnership purchased for $12,325,000 a 50% share of an option to acquire the 100% interest in a drilling rig, currently on lease to Rowan Companies, Inc.

      In March 2000, the Partnership formed a joint venture for the purpose of owning the 50% share of the option to acquire the residual interest in the drilling rig. The Partnership contributed its investment in the option with a book value of $12,394,328 to the joint venture ("Rowan Joint Venture").

      Simultaneously, the Partnership sold an interest in this joint venture to ICON Cash Flow Partners L.P. Six ("L.P. Six"), an affiliate of the Partnership, for $2,250,000. This transaction was recorded at book value, which approximated fair market value. Therefore, the Partnership recognized no gain or loss on the sale of this joint venture to L.P. Six.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

As a result, at March 31, 2000, the Partnership and L.P. Six owned interests aggregating 81.85% and 18.15% in the venture, respectively. Profits, losses and cash distributions will be allocated based upon the Partnerships' ownership interests. L.P. Six has the right to put its interest in the joint venture back to the Partnership at any time on or after September 15, 2000 for 110% of the purchase price. The Partnership has the right to repurchase the interest in the joint venture from L.P. Six at any time prior to September 15, 2000 for an amount equal to 105% of L.P. Six's purchase price.

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

     Information as to the financial position and results of operations of 1997-A as of and for the three months ended March 31, 2000 is summarized below:

                                                    March 31, 2000

     Assets                                         $    15,925,164
                                                    ===============

     Liabilities                                    $    12,532,729
                                                    ===============

     Equity                                         $     3,392,435
                                                    ===============

     Partnership's share of equity                  $       797,788
                                                    ===============

                                                   Three Months Ended
                                                     March 31, 2000

     Net income                                     $        87,204
                                                    ===============

     Partnership's share of net income              $        17,410
                                                    ===============

     Distributions                                  $       115,000
                                                    ===============

     Partnership's share of distributions           $        22,960
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

     Information as to the financial position and results of operations of 1997-B as of and for the three months ended March 31, 2000 is summarized below:

                                                         March 31, 2000

    Assets                                               $    26,921,935
                                                         ===============

    Liabilities                                          $    24,803,239
                                                         ===============

    Equity                                               $     2,118,696
                                                         ===============

    Partnership's share of equity                        $       367,740
                                                         ===============

                                                         Three Months Ended
                                                           March 31, 2000

    Net income                                           $       221,735
                                                         ===============

    Partnership's share of net income                    $        36,963
                                                         ===============

    Distributions                                        $          -
                                                         ===============

    Partnership's share of distributions                 $          -
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

     Information as to the financial position and results of operations of ICON BF as of March 31, 2000 is summarized below: March 31, 2000

        Assets                                      $    24,817,101
                                                    ===============

        Liabilities                                 $    15,667,197
                                                    ===============

        Equity                                      $     9,149,904
                                                    ===============

        Partnership's share of equity               $        45,750
                                                    ===============

                                                    Three Months Ended
                                                      March 31, 2000

        Net income                                  $       290,186
                                                    ===============

        Partnership's share of net income           $         1,451
                                                    ===============

        Distributions                               $         -
                                                    ===============

        Partnership's share of distributions        $         -
                                                    ===============

AIC Trust

     The Partnership acquired a portfolio of equipment leases and in 1999 contributed such leases, subject to related debt, with a book value of $6,854,830 to a wholly owned trust ("AIC Trust"). Subsequently, the Partnership sold interests in this trust at various dates in 1999 to Eight A, an affiliate of the Partnership, for $3,000,000 and to L.P. Six, an affiliate of the Partnership, for $1,750,000. These transactions were at book value, which approximated fair market value at the dates of sale. Therefore, the Partnership recognized no gain or loss on the sales of these interests to either Eight A or to L.P. Six.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     As a result  of the  sales of these  interests,  at March  31,  2000 and at
December 31, 1999, respectively, L.P. Six and Eight A owned interests aggregating 25.51% and 43.73% in the trust, respectively, with the Partnership owning a 30.76% interest. The trust is operated as a joint venture. Profits, losses, excess cash and disposition proceeds are allocated based upon the
Partnerships'   percentage   ownership  interests  in  the  venture  during  the
respective periods the Partnerships held such interests. The Partnership accounts for its investment under the equity method of accounting.

     Information as to the financial position and results of operations of AIC Trust as of and for the three months ended March 31, 2000 is summarized below:

                                                   March 31, 2000

    Assets                                         $    18,647,975
                                                   ===============

    Liabilities                                    $    11,650,322
                                                   ===============

    Equity                                         $     6,997,653
                                                   ===============

    Partnership's share of equity                  $     2,163,224
                                                   ===============

                                                  Three Months Ended
                                                    March 31, 2000

    Net income                                     $       160,308
                                                   ===============

    Partnership's share of net income              $        49,327
                                                   ===============

    Distributions                                  $          -
                                                   ===============

    Partnership's share of distributions           $          -
                                                   ===============

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, estimated unguaranteed residual values, leveraged leases, financings and investments in unconsolidated joint ventures, representing 61%, 21%, 15%, 1% and 2% of total investments at March 31, 2000, respectively, and 77%, 15%, 6%, 1% and 1% of total investments at March 31, 1999, respectively.

Results of Operations for the Three Months Ended March 31, 2000 and 1999

     The Partnership did not enter into any new leases or financing agreements in the 2000 and 1999 periods.

     Revenues for the three months ended March 31, 2000 were $4,760,082 representing an increase of $95,520 from 1999. The increase in revenues resulted from an increase in income from leveraged leases of $419,991, which was partially offset by a decrease in gain on sale of equipment of $173,932 and a decrease in finance income of $138,735. Income from leveraged leases increased due to an additional leveraged lease investment made in the fourth quarter of 1999. The lower gain on sales of equipment was due to fewer sales of equipment for which proceeds received were in excess of the remaining carrying value. The decrease in finance income was a result of a decrease in the average size of the finance lease portfolio from 1999 to 2000.

     Expenses for the three months ended March 31, 2000 were $3,753,554, representing an increase of $336,608 from 1999. The increase in expenses resulted from an increase in the management fees of $237,345, an increase in administrative expense reimbursements of $210,999, an increase in amortization of initial development costs of $57,435, and an increase in general and administrative of $40,398, which were partially offset by a decrease in provision for bad debts of $200,000 and a decrease in interest expense of $9,634. The increases in management fees, administrative expense reimbursements and amortization of initial development costs were a result of increased overall business activity from 1999 to 2000. The increase in general and administrative expense was primarily due to an increase in tax and other professional fees, which were partially offset by a decrease in printing costs. Interest expense decreased due to a decrease in average debt outstanding. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience, the Partnership determined that no additional provision for bad debt was required for the three months ending March 31, 2000.

     Net income for the three months ended March 31, 2000 and 1999 was $1,006,528 and $1,247,616, respectively. The net income per weighted average limited partnership unit was $1.01 and $1.24, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended March 31, 2000 and 1999 were net cash provided by operations of $485,169 and $271,234, respectively, proceeds from sale of interest in joint venture of $2,250,000 in 2000 and proceeds from sales of equipment of $769,046 in 1999. These funds were used to make payments on borrowings, fund cash distributions to partners and to purchase equipment.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

     Cash distributions to limited partners for the three months ended March 31, 2000 and 1999, which were paid monthly, totaled $2,660,830 and $2,678,115, respectively, of which $996,463 and $1,235,140 was investment income and $1,664,367 and $1,442,975 was a return of capital, respectively.

     The Partnership entered into a line of credit agreement (the "Facility") with a lender in December, 1998. The maximum amount available under the Facility is $5,000,000. The Facility is secured by eligible receivables and residuals and bears interest at the rate of Prime plus one half percent. At March 31, 2000 the Partnership had $4,656,623 outstanding under the Facility.

     As of March 31, 2000 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2000.

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

                                ICON Cash Flow Partners L. P. Seven
                                File No. 33-94458 (Registrant)
                                By its General Partner,
                                ICON Capital Corp.




May 12, 2000                    /s/ Thomas W. Martin
------------                    ------------------------------------------------
    Date                        Thomas W. Martin
                                Executive Vice President
                                (Principal financial and accounting officer
                                of the General Partner of the Registrant)