Form 10-Q
period 2000-06-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 2000-08-14
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                                  June 30, 2000
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to
                                ----------------------     ---------------------

Commission File Number                            33-94458
                        --------------------------------------------------------

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



, Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         [ x ] Yes     [   ] No

PART I - FINANCIAL INFORMATION,
Item 1.  Financial Statements

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                                  June 30,         December 31,
                                                                                    2000               1999

       Assets

Cash                                                                         $       1,137,886  $      4,688,025
                                                                             -----------------  ----------------

Investment in finance leases
   Minimum rents receivable                                                         21,007,026        54,878,965
   Estimated unguaranteed residual values                                           71,866,544        67,880,746
   Initial direct costs                                                                853,189         1,604,755
   Unearned income                                                                 (12,629,758)      (17,093,326)
   Allowance for doubtful accounts                                                  (1,067,610)       (1,067,610)
                                                                             -----------------  ----------------

                                                                                    80,029,391       106,203,530

Investment in estimated unguaranteed residual values                                31,718,541        31,718,541
                                                                             -----------------  ----------------

Net investment in leveraged leases                                                  24,133,840        22,555,086
                                                                             -----------------  ----------------

Investment in financings
   Receivables due in installments                                                   1,878,228         2,062,546
   Initial direct costs                                                                  3,071             3,528
   Unearned income                                                                    (388,953)         (457,150)
   Allowance for doubtful accounts                                                      (9,611)           (9,611)
                                                                             -----------------  ----------------

                                                                                     1,482,735         1,599,313

Investments in unconsolidated joint ventures                                         3,412,582         3,292,324
                                                                             -----------------  ----------------

Other assets                                                                         1,618,479         1,950,469
                                                                             -----------------  ----------------

Total assets                                                                 $     143,533,454  $    172,007,288
                                                                             =================  ================


                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                                                 June 30,          December 31,
                                                                                   2000                1999

       Liabilities and Partners' Equity

Notes payable - non-recourse                                                $      46,670,802   $     71,944,352
Note payable - recourse                                                            25,914,393         28,599,963
Accounts payable - General Partner and affiliates                                     388,373            101,333
Security deposits, deferred credits and other payables                              1,108,739          1,278,045
Minority interest in consolidated joint ventures                                    2,290,982             38,457
                                                                            -----------------   ----------------

                                                                                   76,373,289        101,962,150

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                                   (185,748)          (156,961)
   Limited partners (990,038 and 990,238 units outstanding,
     $100 per unit original issue price)                                           67,345,913         70,202,099
                                                                            -----------------   ----------------

     Total partners' equity                                                        67,160,165         70,045,138
                                                                            -----------------   ----------------

Total liabilities and partners' equity                                      $     143,533,454   $    172,007,288
                                                                            =================   ================















See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations


                                   (unaudited)

                                                     For the Three Months                For the Six Months
                                                        Ended June 30,                     Ended June 30,
                                                     2000            1999                 2000           1999
                                                     ----            ----                 ----           ----

Revenues

Finance income                                   $   4,285,641  $   6,303,335       $   8,131,037    $10,287,466
Income from leveraged leases                           789,377        373,527           1,578,754        742,913
Income from investments in
  unconsolidated joint ventures                        105,123         39,266             210,274        165,135
Net gain (loss) on sales of equipment                    1,497        (68,040)              4,144        108,539
Interest income and other                                6,375          3,812              23,886         12,409
                                                 -------------  -------------       -------------  -------------

   Total revenues                                    5,188,013      6,651,900           9,948,095     11,316,462
                                                 -------------  -------------       -------------  -------------

Expenses
   Interest                                          1,828,679      3,527,900           3,620,937      5,329,792
   Management Fees - General Partner                   844,408        870,359           1,685,177      1,473,783
   Amortization of initial direct costs                482,413        813,511             976,224      1,249,887
   Administrative expense reimbursements-
     General Partner                                   264,843        364,723             733,701        622,582
   Provision for bad debts                                   -              -                   -        200,000
   General and administrative                          276,032        177,203             432,626        293,399
   Minority interest expense in consolidated
     joint venture                                       1,260          1,215               2,524          2,414
                                                 -------------  -------------       -------------  -------------

Total expenses                                       3,697,635      5,754,911           7,451,189      9,171,857
                                                 -------------  -------------       -------------  -------------

Net income                                       $   1,490,378  $     896,989       $   2,496,906  $   2,144,605
                                                 =============  =============       =============  =============

Net income allocable to:
   Limited partners                              $   1,475,474  $     888,019       $   2,471,937  $   2,123,159
   General Partner                                      14,904          8,970              24,969         21,446
                                                 -------------  -------------       -------------  -------------

                                                 $   1,490,378  $     896,989       $   2,496,906  $   2,144,605
                                                 =============  =============       =============  =============

Weighted average number of limited
   partnership units outstanding                       990,171        993,444             990,205        994,914
                                                 =============  =============       =============  =============

Net income per weighted average
   limited partnership unit                      $        1.49  $         .89       $        2.50  $       2.13
                                                 =============  =============       =============  ============

See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 2000 and
                        the Year Ended December 31, 1999

                                   (unaudited)

                                   Limited Partner Distributions

                                      Return of    Investment           Limited        General
                                       Capital       Income            Partners        Partner          Total
                                    (Per weighted average unit)

Balance at
   December 31, 1998                                               $    77,825,682  $    (84,234) $   77,741,448

Limited partnership units
   redeemed (6,232 units)                                                 (425,558)           -         (425,558)

Cash distributions to partners        $  7.25       $  3.50            (10,677,316)     (107,872)    (10,785,188)

Net income                                                               3,479,291        35,145       3,514,436
                                                                   ---------------  ------------  --------------

Balance at
   December 31, 1999                                                    70,202,099      (156,961)     70,045,138

Cash distributions to partners        $  2.87       $  2.50             (5,321,839)      (53,756)     (5,375,595)

Limited partnership units redeemed (200 units)                              (6,284)            -          (6,284)

Net income                                                               2,471,937        24,969       2,496,906
                                                                   ---------------  ------------  --------------

Balance at June 30, 2000                                           $   67,345,913   $   (185,748) $   67,160,165
                                                                   ==============   ============  ==============













See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                                   2000                1999
                                                                                   ----                ----
Cash flows from operating activities:
   Net income                                                                $      2,496,906    $     2,144,605
                                                                             ----------------    ---------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Finance income portion of receivables paid directly
        to lenders by lessees                                                      (6,669,276)        (9,067,164)
      Interest expense on non - recourse financing paid
        directly by lessees                                                         3,268,191          5,083,310
      Interest accrued on notes payable-recourse                                      152,346             98,390
      Amortization of initial direct costs                                            976,224          1,249,887
      Income from leveraged leases                                                 (1,578,754)          (742,913)
      Provision for bad debts                                                               -            200,000
      Income from investments in unconsolidated joint venture                        (210,274)          (165,135)
      Gain on sales of equipment                                                       (4,144)          (108,539)
      Change in operating assets and liabilities:
         Collection of principal  - non-financed receivables                        1,632,535          1,391,291
         Distributions received from unconsolidated joint ventures                     90,016            339,846
         Other assets                                                                 331,990            (13,308)
         Security deposits, deferred credits and other payables                      (169,306)           146,061
         Accounts payable - General Partner and affiliates                            287,040           (298,567)
         Minority interest in consolidated joint venture                                2,524             11,120
         Other                                                                       (123,236)          (279,613)
                                                                             -----------------   ----------------

         Total adjustments                                                         (2,014,124)        (2,155,334)
                                                                             ----------------    ----------------

        Net cash provided by (used in) operating activities                           482,782            (10,729)
                                                                             ----------------    ----------------

Cash flows from investing activities:
   Equipment and receivables purchased                                               (166,414)          (672,309)
   Proceeds from sale of equipment                                                    182,399          1,214,127
   Proceeds from sale of interest in consolidated joint venture                     2,250,000                  -
   Investments in unconsolidated joint ventures                                             -            (59,455)
                                                                             ----------------    ----------------

         Net cash provided by investing activities                                  2,265,985            482,363
                                                                             ----------------    ---------------

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                                     2000                1999
                                                                                     ----                ----

Cash flows from financing activities:
   Proceeds from recourse debt                                                      2,487,611          5,000,000
   Principal payments on notes payable - recourse                                  (3,066,749)        (2,250,000)
   Principal payments on notes payable - non-recourse                                (337,889)          (268,930)
   Cash distributions to partners                                                  (5,375,595)        (5,405,881)
   Redemption of limited partnership units                                             (6,284)          (320,337)
                                                                             -----------------   ---------------

         Net cash (used in) financing activities                                   (6,298,906)        (3,245,148)
                                                                             ----------------    ---------------

Net (decrease) in cash                                                             (3,550,139)        (2,773,514)

Cash at beginning of period                                                         4,688,025          3,899,054
                                                                             ----------------    ---------------

Cash at end of period                                                        $      1,137,886    $     1,125,540
                                                                             ================    ===============

























See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

      For the six months ended June 30, 2000 and 1999, non-cash activities included the following:

                                                                                    2000               1999
                                                                                    ----               ----

Principal and interest on direct
   finance receivables paid directly
   to lenders by lessees                                                     $     30,310,284    $     8,631,488
Principal and interest on non-recourse and recourse
   financing paid directly to lenders by lessees                                  (30,310,284)        (8,631,488)
                                                                             ----------------    ---------------

                                                                             $          -        $         -
                                                                             ================    ===============

      Interest expense of $3,620,937 and $5,329,792 for the six months ended June 2000 and 1999 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $3,268,191 and $5,083,310, respectively, and interest on notes payable-recourse of $352,746 and $246,482, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 2000

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

2.    Redemption of Limited Partnership Units

      There were 200 units of limited partnership redeemed during the six months ended June 30, 2000. Redemption amounts are calculated following the redemption formula specified in the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

3.    Related Party Transactions

      Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2000 and 1999 were as follows:

                               2000            1999
                               ----            ----

Management fees           $  1,685,177     $   1,473,783  Charged to Operations
Administrative expense
  reimbursements               733,701           622,582  Charged to Operations
                          ------------     -------------

Total                     $  2,418,878     $   2,096,365
                          ============     =============

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

The net investment in the leveraged leases as of June 30, 2000 consisted of the following:

      Non-cancelable minimum rents receivable (net of
        principal and interest on non-recourse debt)          $   10,002,726
      Estimated unguaranteed residual values                      24,818,000
      Initial direct costs                                           643,818
      Unearned income                                            (11,330,704)
                                                              ---------------

                                                              $   24,133,840
                                                              ==============

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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     As a result, at June 30, 2000, the Partnership and L.P. Six owned interests aggregating 81.85% and 18.15% in the venture, respectively. Profits, losses and cash distributions will be allocated based upon the Partnerships' ownership interests. L.P. Six has the right to put its interest in the joint venture back to the Partnership at any time on or after September 15, 2000 for 110% of the purchase price. The Partnership has the right to repurchase the interest in the joint venture from L.P. Six at any time prior to September 15, 2000 for an amount equal to 105% of L.P. Six's purchase price.

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

     Information as to the financial position and results of operations of 1997-A as of and for the six months ended June 30, 2000 is summarized below:

                                                 June 30, 2000

 Assets                                         $    13,162,724
                                                ===============

 Liabilities                                    $    10,160,355
                                                ===============

 Equity                                         $     3,002,369
                                                ===============

 Partnership's share of equity                  $       750,655
                                                ===============

                                                Six Months Ended
                                                  June 30, 2000

 Net income                                     $       186,848
                                                ===============

 Partnership's share of net income              $        37,318
                                                ===============

 Distributions                                  $       450,867
                                                ===============

 Partnership's share of distributions           $        90,016
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

     Information as to the financial position and results of operations of 1997-B as of and for the six months ended June 30, 2000 is summarized below:

                                                       June 30, 2000

 Assets                                               $    24,578,773
                                                      ===============

 Liabilities                                          $    22,186,671
                                                      ===============

 Equity                                               $     2,392,102
                                                      ===============

 Partnership's share of equity                        $       407,791
                                                      ===============

                                                       Six Months Ended
                                                         June 30, 2000

 Net income                                           $       461,992
                                                      ===============

 Partnership's share of net income                    $        77,014
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

     Information as to the financial position and results of operations of ICON BF as of June 30, 2000 is summarized below: June 30, 2000

  Assets                                      $    25,417,850
                                              ===============

  Liabilities                                 $    16,006,365
                                              ===============

  Equity                                      $     9,411,485
                                              ===============

  Partnership's share of equity               $        47,103
                                              ===============

                                              Six Months Ended
                                                June 30, 2000

  Net income                                  $       550,899
                                              ===============

  Partnership's share of net income           $         2,804
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




                                        ICON Cash Flow Partners L. P. Seven
                                         (A Delaware Limited Partnership)

                                     Notes to Financial Statements - Continued

     As a result of the sales of these interests, at June 30, 2000 and at December 31, 1999, respectively, L.P. Six and Eight A owned interests aggregating 25.51% and 43.73% in the trust, respectively, with the Partnership owning a 30.76% interest. The trust is operated as a joint venture. Profits, losses, excess cash and disposition proceeds are allocated based upon the
Partnerships'   percentage   ownership  interests  in  the  venture  during  the
respective periods the Partnerships held such interests. The Partnership accounts for its investment under the equity method of accounting.

     Information as to the financial position and results of operations of AIC Trust as of and for the six months ended June 30, 2000 is summarized below:

                                                    June 30, 2000

    Assets                                         $    18,050,244
                                                   ===============

    Liabilities                                    $    10,910,913
                                                   ===============

    Equity                                         $     7,139,331
                                                   ===============

    Partnership's share of equity                  $     2,207,033
                                                   ===============

                                                   Six Months Ended
                                                    June 30,  2000

    Net income                                     $       302,631
                                                    ===============

    Partnership's share of net income              $        93,138
                                                    ===============

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, estimated unguaranteed residual values, leveraged leases, financings and investments in unconsolidated joint ventures, representing 57%, 23%, 17%, 1% and 2% of total investments at June 30, 2000, respectively, and 75%, 16%, 7%, 1% and 1% of total investments at June 30, 1999, respectively.

Results of Operations for the Three Months Ended June 30, 2000 and 1999

     Revenues for the three months ended June 30, 2000 were $5,188,013 representing a decrease of $1,463,887 from 1999. The decrease in revenues resulted primarily from a decrease in finance income of $2,017,694. This decrease was partially offset by an increase in income from leverage leases of $415,850, an increase in income from investments in unconsolidated joint ventures of $65,857, and a gain on sales of equipment of $1,497 in 2000 compared to a loss on sales of equipment of $68,040 in 1999. The decrease in finance income resulted from a decrease in the average size of the finance lease portfolio from 1999 to 2000. Income from leveraged leases increased due to an additional leverage lease investment made in the fourth quarter of 1999. Income from investments in unconsolidated joint ventures increased as a result of income realized in 2000 by the Partnership in the AIC Trust, which was formed in the second half of 1999. The difference between the gain on sales of equipment in 2000 versus the loss on sales of equipment in 1999 resulted from an increase in the amount of equipment being sold for which proceeds received were in excess of the remaining carrying value.

     Expenses for the three months ended June 30, 2000 were $3,697,635, representing a decrease of $2,057,276 from 1999. The decrease in expenses resulted primarily from a decrease in interest expense of $1,699,221, a decrease in amortization of initial direct costs of $331,098, a decrease in management fees of $25,951 and a decrease in administrative expense reimbursements of $99,880. These decreases were partially offset by an increase in general and administrative expense of $98,829. Interest expense decreased as a result of a decrease in the average debt outstanding from 1999 to 2000. Amortization of initial direct costs, management fees, and administrative expense reimbursements decreased due to a decrease in the average size of the finance lease portfolio from 1999 to 2000. General and administrative expenses increased primarily due to higher professional fees.

     Net income for the three months ended June 30, 2000 and 1999 was $1,490,378 and $896,989, respectively. The net income per weighted average limited partnership unit was $1.49 and $.89, respectively.

Results of Operations for the Six Months Ended June 30, 2000 and 1999

         Revenues for the six months ended June 30, 2000 were $9,948,095 representing a decrease of $1,368,367 from 1999. The decrease in revenues resulted primarily from a decrease in finance income of $2,156,429 and a decrease in gain on sale of equipment of $104,395. These decreases were partially offset by an increase in income from leveraged leases of $835,841 and an increase in income from investments in unconsolidated joint ventures of $45,139. The decrease in finance income was a result of a decrease in the average size of the finance lease portfolio from 1999 to 2000. Income from leveraged leases increased due to an additional leverage lease investment made in the fourth quarter of 1999. Income from investments in unconsolidated joint ventures increased as a result of income realized in 2000 by the Partnership in the AIC Trust, which was formed in the second half of 1999. The decrease in gain on sales of equipment resulted from a decrease in the amount of equipment being sold for which proceeds received were in excess of the remaining carrying value.

         Expenses for the six months ended June 30, 2000 were $7,451,189, representing a decrease of $1,720,668 from 1999. The decrease in expenses resulted from a decrease in interest expense of $1,708,855, a decrease in amortization of initial direct costs of $273,663, and a decrease in provision for bad debts of $200,000. This was partially offset by an increase in general and administrative expense of $139,227. Interest expense decreased as a result of a decrease in the average debt outstanding from 1999 to 2000. The decrease in amortization of initial direct costs resulted from a decrease in the average size of the finance lease portfolio from 1999 to 2000. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience, the Partnership determined that no additional provision for bad debt was required for the six months ending June 30, 2000. The increase in general and administrative expense was due primarily to an increase professional fees.

     Net income for the six months ended June 30, 2000 and 1999 was $2,496,906 and $2,144,605, respectively. The net income per weighted average limited partnership unit was $2.50 and $2.13, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the six months ended June 30, 2000 and 1999 were net cash provided by operations of $482,782 in 2000, proceeds from the sale of an interest in a joint venture of $2,250,000 in 2000 and proceeds from sales of equipment of $1,214,127 in 1999. These funds were used primarily to make payments on borrowings and fund cash distributions to partners. Cash distributions to limited partners for the six months ended June 30, 2000 and 1999, which were paid monthly, totaled $5,321,839 and $5,351,807, respectively.


     As of June 30, 2000 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2000.

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

                                     ICON Cash Flow Partners L. P. Seven
                                     File No. 33-94458 (Registrant)
                                     By its General Partner,
                                     ICON Capital Corp.




       August 10, 2000               /s/ Thomas W. Martin
---------------------------          -------------------------------------------
             Date                    Thomas W. Martin
                                     Executive Vice President
                                     (Principal financial and accounting officer
                                     of the General Partner of the Registrant)