Form 10-Q
period 2000-09-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 2000-11-14
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                      September 30, 2000
                     -----------------------------------------------------------

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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                        September 30,    December 31,
                                                           2000              1999

       Assets

Cash ...............................................   $   7,527,367    $   4,688,025
                                                       -------------    -------------

Investment in finance leases
   Minimum rents receivable ........................      37,792,431       54,878,965
   Estimated unguaranteed residual values ..........      73,499,967       67,880,746
   Initial direct costs ............................         402,635        1,604,755
   Unearned income .................................     (21,520,462)     (17,093,326)
   Allowance for doubtful accounts .................      (1,067,610)      (1,067,610)
                                                       -------------    -------------

                                                          89,106,961      106,203,530

Investment in estimated unguaranteed residual values      19,393,541       31,718,541
                                                       -------------    -------------

Net investment in leveraged leases .................      24,923,217       22,555,086
                                                       -------------    -------------

Investment in financings
   Receivables due in installments .................       1,236,337        2,062,546
   Initial direct costs ............................           2,880            3,528
   Unearned income .................................        (207,020)        (457,150)
   Allowance for doubtful accounts .................          (9,611)          (9,611)
                                                       -------------    -------------

                                                           1,022,586        1,599,313

Investments in unconsolidated joint ventures .......       3,354,106        3,292,324
                                                       -------------    -------------

Other assets .......................................       1,807,777        1,950,469
                                                       -------------    -------------

Total assets .......................................   $ 147,135,555    $ 172,007,288
                                                       =============    =============


                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                               September 30,    December 31,
                                                                   2000             1999

       Liabilities and Partners' Equity

Notes payable - non-recourse ..............................   $  55,647,270    $  71,944,352
Note payable - recourse ...................................      24,618,116       28,599,963
Accounts payable - General Partner and affiliates .........            --            101,333
Security deposits, deferred credits and other payables ....         634,986        1,278,045
Minority interest in consolidated joint ventures ..........          41,821           38,457
                                                              -------------    -------------

                                                                 80,942,193      101,962,150

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ........................................        (195,106)        (156,961)
   Limited partners (989,588 and 990,238 units outstanding,
     $100 per unit original issue price) ..................      66,388,468       70,202,099
                                                              -------------    -------------

     Total partners' equity ...............................      66,193,362       70,045,138
                                                              -------------    -------------

Total liabilities and partners' equity ....................   $ 147,135,555    $ 172,007,288
                                                              =============    =============















See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations


                                   (unaudited)

                                                     For the Three Months                For the Nine Months
                                                      Ended September 30,                Ended September 30,
                                                     2000            1999                 2000           1999
                                                     ----            ----                 ----           ----

Revenues

Finance income .............................   $ 4,664,280    $ 3,941,337    $12,795,317   $14,228,803
Income from leveraged leases ...............       789,377        385,156      2,368,131     1,128,069
(Loss) income from investments in
  unconsolidated joint ventures ............       (33,708)       (52,767)       176,566       112,369
Gain on sales of equipment .................       125,013          6,889        129,157       115,428
Interest income and other ..................        88,842          2,763        112,728        15,171
                                               -----------    -----------    -----------   -----------

   Total revenues ..........................     5,633,804      4,283,378     15,581,899    15,599,840
                                               -----------    -----------    -----------   -----------

Expenses
   Interest ................................     2,176,846      1,936,747      5,797,783     7,266,539
   Management Fees - General Partner .......       850,246        744,345      2,535,423     2,218,128
   Amortization of initial direct costs ....       446,913        463,214      1,423,137     1,713,101
   Administrative expense reimbursements-
     General Partner .......................       190,850        313,944        924,551       936,526
   Provision for bad debts .................          --             --             --         200,000
   General and administrative ..............       216,781        107,156        649,407       400,555
   Minority interest expense in consolidated
     joint venture .........................           840          5,761          3,364         8,175
                                               -----------    -----------    -----------   -----------

Total expenses .............................     3,882,476      3,571,167     11,333,665    12,743,024
                                               -----------    -----------    -----------   -----------

Net income .................................   $ 1,751,328    $   712,211    $ 4,248,234   $ 2,856,816
                                               ===========    ===========    ===========   ===========

Net income allocable to:
   Limited partners ........................   $ 1,733,815    $   705,089    $ 4,205,752   $ 2,828,248
   General Partner .........................        17,513          7,122         42,482        28,568
                                               -----------    -----------    -----------   -----------

                                               $ 1,751,328    $   712,211    $ 4,248,234   $ 2,856,816
                                               ===========    ===========    ===========   ===========

Weighted average number of limited
   partnership units outstanding                   989,813        991,415        990,074       993,734
                                               ===========    ===========     ==========   ===========

Net income per weighted average
   limited partnership unit                    $      1.75    $       .71     $     4.25   $      2.85
                                               ===========    ===========     ==========   ===========

See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 2000 and
                        the Year Ended December 31, 1999

                                   (unaudited)

                                   Limited Partner Distributions

                                      Return of    Investment         Limited      General
                                       Capital       Income           Partners     Partner     Total
                                    (Per weighted average unit)

Balance at
   December 31, 1998                                               $ 77,825,682  $ (84,234) $ 77,741,448

Limited partnership units
   redeemed (6,232 units)                                              (425,558)        -       (425,558)

Cash distributions to partners        $  7.25       $  3.50         (10,677,316)  (107,872)  (10,785,188)

Net income                                                            3,479,291     35,145     3,514,436
                                                                   ------------  ---------  ------------

Balance at
   December 31, 1999                                                 70,202,099   (156,961)   70,045,138

Cash distributions to partners        $  3.81       $  4.25          (7,982,131)   (80,627)   (8,062,758)

Limited partnership units
   redeemed (650 units)                                                 (37,252)       -         (37,252)

Net income                                                            4,205,752     42,482     4,248,234
                                                                   ------------  ---------  ------------

Balance at September 30, 2000                                      $ 66,388,468  $(195,106) $ 66,193,362
                                                                   ============  =========  ============













See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                         2000            1999
                                                                         ----            ----
Cash flows from operating activities:
   Net income ....................................................   $  4,248,234    $  2,856,816
                                                                     ------------    ------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Finance income portion of receivables paid directly
        to lenders by lessees ....................................     (9,443,755)    (12,451,110)
      Interest expense on non - recourse financing paid
        directly by lessees ......................................      5,234,442       6,832,671
      Interest accrued on notes payable-recourse .................        162,355         149,170
      Amortization of initial direct costs .......................      1,423,137       1,713,101
      Income from leveraged leases ...............................     (2,368,131)     (1,128,069)
      Provision for bad debts ....................................           --           200,000
      Income from investments in unconsolidated joint venture ....       (176,566)       (112,369)
      Gain on sales of equipment .................................       (129,157)       (115,428)
      Change in operating assets and liabilities:
         Collection of principal  - non-financed receivables .....      2,382,272       2,090,957
         Distributions received from unconsolidated joint ventures        114,784         443,565
         Other assets ............................................        142,692          36,668
         Security deposits, deferred credits and other payables ..       (643,059)        251,673
         Accounts payable - General Partner and affiliates .......       (101,333)       (352,912)
         Minority interest in consolidated joint venture .........          3,364       3,016,881
         Other ...................................................        (21,121)       (307,017)
                                                                     ------------    ------------

         Total adjustments .......................................     (3,420,076)        267,781
                                                                     ------------    ------------

        Net cash provided by operating activities ................        828,158       3,124,597
                                                                     ------------    ------------

Cash flows from investing activities:
   Equipment and receivables purchased ...........................    (14,892,241)       (672,309)
   Proceeds from sale of equipment ...............................      3,717,767       1,222,327
   Proceeds from sale of interest in consolidated joint venture ..      2,250,000            --
   Acquisition of minority interest in consolidated joint venture      (2,362,500)           --
   Liquidation of investment in unguaranteed residual value ......     12,325,000            --
                                                                     ------------    ------------

         Net cash provided by investing activities ...............      1,038,026         550,018
                                                                     ------------    ------------


                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                    2000           1999
                                                                    ----           ----

Cash flows from financing activities:
   Proceeds from non-recourse debt .........................     15,819,651            --
   Proceeds from recourse debt .............................      2,775,111       5,000,000
   Principal payments on notes payable - recourse ..........     (6,756,958)     (2,412,785)
   Principal payments on notes payable - non-recourse ......     (2,764,636)       (407,417)
   Cash distributions to partners ..........................     (8,062,758)     (8,097,177)
   Redemption of limited partnership units .................        (37,252)       (414,983)
                                                               ------------    ------------

         Net cash provided by (used in) financing activities        973,158      (6,332,362)
                                                               ------------    ------------

Net increase (decrease) in cash ............................      2,839,342      (2,657,747)

Cash at beginning of period ................................      4,688,025       3,899,054
                                                               ------------    ------------

Cash at end of period ......................................   $  7,527,367    $  1,241,307
                                                               ============    ============

























See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

      For the nine months ended September 30, 2000 and 1999, non-cash activities included the following:

                                                          2000             1999
                                                          ----             ----
Principal and interest on direct
   finance receivables paid directly
   to lenders by lessees ..........................   $ 34,586,539    $ 35,865,625
Principal and interest on non-recourse and recourse
   financing paid directly to lenders by lessees ..    (34,586,539)    (35,865,625)
                                                      ------------    ------------

                                                      $       --      $        --
                                                      ============    ============

      Interest expense of $5,797,783 and $7,266,539 for the nine months ended September 2000 and 1999 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $5,234,442 and $6,832,671, respectively, interest on notes payable-recourse of $563,341 and $338,748, respectively, and interest on notes payable non-recourse of $95,120 in 1999.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2000

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

2.    Redemption of Limited Partnership Units

      There were 650 units of limited partnership redeemed during the nine months ended September 30, 2000. Redemption amounts are calculated following the redemption formula specified in the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

3.    Related Party Transactions

      Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2000 and 1999 were as follows:

                             2000           1999
                             ----           ----

Management fees           $2,535,423     $2,218,128      Charged to Operations
Administrative expense
  reimbursements             924,551        936,526      Charged to Operations
                          ----------     ----------

Total                     $3,459,974     $3,154,654
                          ==========     ==========

      The Partnership has formed five joint ventures with affiliates for the purpose of acquiring and managing various assets. (See Note 5 for additional information relating to the joint ventures.)

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

The net investment in the leveraged leases as of September 30, 2000 consisted of the following:

      Non-cancelable minimum rents receivable (net of
        principal and interest on non-recourse debt)   $ 10,002,726
      Estimated unguaranteed residual values             24,818,000
      Initial direct costs                                  591,868
      Unearned income                                   (10,489,377)
                                                       ------------

                                                       $ 24,923,217

      Unearned income is recognized from leveraged leases over the life of the lease at a constant rate of return based on the positive net investment in the lease in years such investment is positive.

5.    Investments in Joint Ventures

     The Partnership and affiliates formed five joint ventures for the purpose of acquiring and managing various assets. See Footnote 6 regarding the dissolution of the Rowan joint venture in the third quarter of 2000.

     The joint venture described below is majority owned and is consolidated with the Partnership.

ICON Cash Flow Partners L.L.C. III

      On December 31, 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E") formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10-30 and cost $11,429,751. The lease is a leveraged lease and the lease term expires in March 2003 (see Note 4). Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's financial statements include 100% of the assets and liabilities of ICON Cash Flow LLC III. Series E's investment in ICON Cash Flow LLC III has been reflected as "Minority interest in consolidated joint venture."

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

     Information as to the financial position and results of operations of 1997-A as of and for the nine months ended September 30, 2000 is summarized below:

                                             September 30, 2000

Assets                                         $    10,906,112
                                               ===============

Liabilities                                    $     8,391,993
                                               ===============

Equity                                         $     2,514,119
                                               ===============

Partnership's share of equity                  $       645,389
                                               ===============

                                               Nine Months Ended
                                              September 30, 2000

Net loss                                       $      (340,318)
                                               ===============

Partnership's share of net loss                $       (67,930)
                                               ===============

Distributions                                  $       450,867
                                               ===============

Partnership's share of distributions           $        90,016
                                               ===============

     1997-A recorded a provision for bad debts of $500,000 during the three month period ended September 30, 2000.

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

     Information as to the financial position and results of operations of 1997-B as of and for the nine months ended September 30, 2000 is summarized below:

                                                   September 30, 2000

Assets                                               $    21,338,478
                                                     ===============

Liabilities                                          $    18,843,767
                                                     ===============

Equity                                               $     2,494,711
                                                     ===============

Partnership's share of equity                        $       415,868
                                                     ===============

                                                      Nine Months Ended
                                                     September 30, 2000

Net income                                           $       659,027
                                                     ===============

Partnership's share of net income                    $       109,860
                                                     ===============

Distributions                                        $       148,578
                                                     ===============

Partnership's share of distributions                 $        24,768
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

Information as to the financial position and results of operations of ICON BF as of September 30, 2000 is summarized below:

                                          September 30, 2000

Assets                                      $    26,055,869
                                            ===============

Liabilities                                 $    16,003,804
                                            ===============

Equity                                      $    10,052,065
                                            ===============

Partnership's share of equity               $        48,637
                                            ===============

                                            Nine Months Ended
                                           September 30, 2000

Net income                                  $       867,657
                                            ===============

Partnership's share of net income           $         4,337
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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     As a result of the sales of these interests, at September 30, 2000 and at December 31, 1999, respectively, L.P. Six and Eight A owned interests aggregating 25.51% and 43.73% in the trust, respectively, with the Partnership owning a 30.76% interest. The trust is operated as a joint venture. Profits, losses, excess cash and disposition proceeds are allocated based upon the
Partnerships'   percentage   ownership  interests  in  the  venture  during  the
respective periods the Partnerships held such interests. The Partnership accounts for its investment under the equity method of accounting.

     Information as to the financial position and results of operations of AIC Trust as of and for the nine months ended September 30, 2000 is summarized below:

                                             September 30, 2000

Assets                                         $    17,681,716
                                               ===============

Liabilities                                    $    10,421,507
                                               ===============

Equity                                         $     7,260,209
                                               ===============

Partnership's share of equity                  $     2,244,212
                                               ===============

                                              Nine Months Ended
                                             September 30,  2000

Net income                                     $       423,509
                                               ===============

Partnership's share of net income              $       130,299
                                               ===============

6.     Dissolution of Rowan Joint Venture

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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     As a result, the Partnership and L.P. Six owned interests aggregating 81.85% and 18.15% in the venture, respectively. Profits, losses and cash distributions were allocated based upon the Partnerships' ownership interests. L.P. Six had the right to put its interest in the joint venture back to the Partnership at any time on or after September 15, 2000 for 110% of the purchase price. The Partnership had the right to repurchase the interest in the joint venture from L.P. Six at any time prior to September 15, 2000 for an amount equal to 105% of L.P. Six's purchase price. The Partnership exercised this right and repurchased the interest in the third quarter of 2000, dissolving the joint venture. The underlying option to acquire the drilling rig currently on lease to Rowan Companies, Inc. was exercised. Accordingly, the Partnership has presented its investment in the drilling rig and the underlying lease with Rowan Companies, Inc. as an investment in finance lease on the September 30, 2000 balance sheet.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, estimated unguaranteed residual values, leveraged leases, financings and investments in unconsolidated joint ventures, representing 65%, 14%, 18%, 1% and 2% of total investments at September 30, 2000, respectively, and 74%, 17%, 7%, 1% and 1% of total investments at September 30, 1999, respectively.

Results of Operations for the Three Months Ended September 30, 2000 and 1999

     Revenues for the three months ended September 30, 2000 were $5,633,804 representing an increase of $1,350,426 from 1999. The increase in revenues resulted primarily from increases in finance income of $722,943, income from leveraged leases of $404,221 and gain on sales of equipment of $118,124. Finance income increased as a result of a higher level of renewal rents received in the 2000 period. Income from leveraged leases increased due to an additional leveraged lease investment made in the fourth quarter of 1999. Gain on sales of equipment increased due primarily to the sale of a Boeing 737-236 to Lan Chile in the 2000 period.

     Expenses for the three months ended September 30, 2000 were $3,882,476 representing an increase of $311,309 from 1999. The increase in expenses resulted primarily from increases in interest expense of $240,099, management fees - general partner of $105,901 and general and administrative expense of $109,625. Interest expense increased as a result of adjustments recorded in the 1999 period which had the effect of reducing third quarter 1999 interest expense. Management fees - General Partner increased as a result of higher levels of renewal rent received in the 2000 period. General and administrative expense increased primarily due to higher professional fees.

     Net income for the three months ended September 30, 2000 and 1999 was $1,751,328 and $712,211, respectively. The net income per weighted average limited partnership unit was $1.75 and $.71, respectively.

Results of Operations for the Nine Months Ended September 30, 2000 and 1999

      Revenues for the nine months ended September 30, 2000 was $15,581,899 representing a $17,941 decrease from 1999. The decrease in revenues resulted from a decrease in finance income of $1,433,486. This decrease was partially offset by increases in income from leveraged leases of $1,240,062, income from investments in unconsolidated joint ventures of $64,197, gain on sales of equipment of $13,729 and interest income and other of $97,557. The decrease in finance income was the result of a decrease in the average size of the finance lease portfolio from 1999 to 2000, partially offset by a higher level of renewal income in the third quarter of 2000. Income from leveraged leases increased due to an additional leveraged lease investment made in the fourth quarter of 1999. Income from investments in unconsolidated joint ventures increased primarily as a result of income realized in 2000 by the Partnership in the AIC Trust which was formed in the second half of 1999. Gain on sales of equipment increased as the result of the sale in the third quarter of 2000 of a Boeing 737-236 to Lan Chile. Interest income and other increased primarily as a result of higher average cash levels in the 2000 period.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

      Expenses for the nine months  ended  September  30, 2000 were  $11,333,665 representing  a decrease  of  $1,409,359  from 1999.  The  decrease  in expenses resulted primarily from decreases in interest expense of $1,468,756, amortization of initial direct costs of $289,964 and provision for bad debts of $200,000. These decreases were partially offset by an increase in management fees - General Partner of $317,295 and general and administrative expense of $248,852. Interest expense decreased as a result of a decrease in the average debt outstanding from 1999 to 2000. The decrease in amortization of initial direct costs resulted from a decrease in the average size of the finance lease portfolio from 1999 to 2000. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience, the Partnership determined that no additional provision for bad debt was required for the nine months ended September 30, 2000. Management fees General Partner increased primarily as a result of higher levels of renewal rent received in the third quarter of 2000. General and administrative expense increased primarily as a result of higher professional fees.

      Net income for the nine months ended September 30, 2000 and 1999 was $4,248,234 and $2,856,816, respectively. The net income per weighted average limited partnership unit was $4.25 and $2.85, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the nine months ended September 30, 2000 and 1999 were proceeds from borrowings of $18,594,762 in 2000 and $5,000,000 in 1999, proceeds from the sale of equipment of $3,717,767 in 2000 and $1,222,327 in 1999 and net cash provided by operations of $828,158 in 2000 and $3,124,597 in 1999. These funds were used primarily to make payments on borrowings and fund cash distributions to partners. Cash distributions to limited partners for the nine months ended September 30, 2000 and 1999 totaled $7,982,131 and $8,016,190, respectively.

     As of September 30, 2000 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 2000.

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

                                   ICON Cash Flow Partners L. P. Seven
                                   File No. 33-94458 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.



November 10, 2000                  /s/ Thomas W. Martin
-----------------                  ---------------------------------------------
      Date                         Thomas W. Martin
                                   Executive Vice President
                                   (Principal financial and accounting officer
                                   of the General Partner of the Registrant)