Form 10-K
period 2000-12-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 2001-04-02
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934  [Fee Required]

For the fiscal year ended                   December 31, 2000
                          ------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number                          33-94458
                       ---------------------------------------------------------

                       ICON Cash Flow Partners L.P. Seven
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       13-3835387
- ------------------------------------     ---------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)

              111 Church Street, White Plains, New York 10601-1505
- --------------------------------------------------------------------------------
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

- --------------------------------------------------------------------------------
                                (Title of class)

- --------------------------------------------------------------------------------
                                (Title of class)

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

                                                                 [X] Yes [ ] No

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2000

                                TABLE OF CONTENTS

Item                                                                    Page

PART I

1.   Business                                                           3-4

2.   Properties                                                           4

3.   Legal Proceedings                                                    4

4.   Submission of Matters to a Vote of Security Holders                  4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                              5

6.   Selected Consolidated Financial and Operating Data                   5

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                6-9

8.   Financial Statements and Supplementary Data                      10-33

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                 34

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                  34-35

11.  Executive Compensation                                              36

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                      36

13.  Certain Relationships and Related Transactions                      36

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K     37

SIGNATURES                                                               38

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2000


PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners L.P. Seven (the "Partnership"), was formed on May 23, 1995 as a Delaware limited partnership. The Partnership's maximum offering was $100,000,000. The Partnership commenced business operations on its initial closing date, January 19, 1996 with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. From January 19, 1996 through September 16, 1998 (the final closing date) 973,628.86 units were admitted representing $97,362,886 of capital contributions. The Partnership redeemed 10,409 limited partnership units during the years 1997 through 2000, leaving 989,588 limited partnership units outstanding at December 31, 2000.

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Segment Information

     The Partnership has only one operating segment: the business of acquiring equipment subject to leases with companies that the Partnership believes to be creditworthy.

Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership intends to: (1) acquire a diversified portfolio of low obsolescence equipment having long lives and high residual values; (2) make monthly cash distributions to its limited partners from cash from operations, commencing with each limited partner's admission to the Partnership, continuing through the Reinvestment Period, which period will end no later than the eighth anniversary after the final closing date; (3) re-invest substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the Reinvestment Period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners within twelve to thirty-six months after the end of the Reinvestment Period.

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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2000

     The Partnership had one lessee which accounted for 10% or more of total revenue during the years ended December 31, 2000 and 1999, respectively. Supply vessels leased to Seacor SMIT generated 24% and 25%, respectively, of total revenue during the year ended December 31, 2000 and 1999, respectively.

Lease Transactions

     For the year ended December 31, 2000 the Partnership purchased $14,725,828 of equipment. The equipment purchased in 2000 consists of the exercise of an option to purchase an off shore oil drilling rig on lease to Rowan Companies, Inc.

     In 2000, the Partnership also acquired a 2% interest in a joint venture ("ICON Aircraft 24846, LLC") with two other affiliates acquiring the remaining joint venture interests. The Partnership also acquired a 10.31% interest in a joint venture ("ICON Cheyenne, LLC") with three other affiliates acquiring the remaining joint venture interests. These joint venture investments are accounted for under the equity method and the investment amounts are not included in the $14,725,828 amount of equipment acquired described above.

     The Partnership owned a portfolio of leased equipment with an original equipment cost of $237,850,014 and $276,727,411 at December 31, 2000 and 1999,
respectively. These amounts do not include joint venture investments owned by the Partnership which are not majority owned.

Item 2.  Properties
         ----------

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings
         -----------------

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2000

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters
         -----------------------------------------------------------------------

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                                        Number of Equity Security Holders
           Title of Class                       as of December 31,
           --------------               ---------------------------------
                                          2000                     1999
                                          ----                     ----
          Limited Partners               4,578                    4,650
          General Partner                    1                        1

Item 6.  Selected Consolidated Financial and Operating Data
         --------------------------------------------------

                                                             Years Ended December 31,
                                      -----------------------------------------------------------------
                                         2000          1999           1998         1997         1996
                                         ----          ----           ----         ----         ----

Total revenue .....................   $18,742,579   $19,572,257   $17,207,618   $9,749,244   $1,564,069
                                      ===========   ===========   ===========   ==========   ==========

Net income ........................   $ 4,658,569   $ 3,514,436   $ 2,689,176   $2,649,580   $  405,451
                                      ===========   ===========   ===========   ==========   ==========

Net income allocable
   to limited partners ............   $ 4,611,983   $ 3,479,291   $ 2,662,284   $2,623,084   $  401,396
                                      ===========   ===========   ===========   ==========   ==========

Net income allocable
   to the General Partner .........   $    46,586   $    35,145   $    26,892   $   26,496   $    4,055
                                      ===========   ===========   ===========   ==========   ==========

Weighted average limited
   partnership units outstanding ..       989,929       992,719       808,650      413,677   $  156,222
                                      ===========   ===========   ===========   ==========   ==========

Net income per weighted
   average limited partnership unit   $      4.66   $      3.50   $      3.29   $     6.34   $     2.57
                                      ===========   ===========   ===========   ==========   ==========

Distributions to limited partners .   $10,641,411   $10,677,316   $ 8,692,479   $4,147,829   $1,361,099
                                      ===========   ===========   ===========   ==========   ==========

Distributions to the
   General Partner ................   $   107,493   $   107,872   $    87,803   $   41,125   $   13,749
                                      ===========   ===========   ===========   ==========   ==========

                                                                December 31,
                                   --------------------------------------------------------------------
                                       2000           1999          1998          1997         1996
                                       ----           ----          ----          ----         ----

Total assets                       $146,965,750   $172,007,288  $216,387,240  $153,066,319  $48,486,070
                                   ============   ============  ============  ============  ===========

Partners' equity                   $ 63,916,992   $ 70,045,138  $ 77,741,448  $ 45,901,123  $22,865,854
                                   ============   ============  ============  ============  ===========

     The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

     ICON Cash Flow Partners L.P. Seven (the "Partnership"), was formed on May 23, 1995 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, January 19, 1996 with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. From January 19, 1996 through September 16, 1998 (the final closing date) 973,628.86 units were admitted representing $97,362,886 of capital contributions. The Partnership redeemed 650, 6,232, 1,902 and 1,625 limited partnership units in 2000, 1999, 1998 and 1997, respectively, leaving 989,588 limited partnership units outstanding at December 31, 2000.

     The Partnership's portfolio consisted of net investments in finance leases, investments in estimated unguaranteed residual values, leveraged leases, equity investments in joint ventures and financings representing 64%, 14%, 18%, 3% and 1% of total investments at December 31, 2000, respectively, and 70%, 20%, 6%, 3% and 1% of total investments at December 31, 1999, respectively.

Results of Operations for the Years Ended December 31, 2000 and 1999

     For the years ended December 31, 2000 and 1999, the Partnership purchased equipment subject to lease with an initial cost of $14,725,828 and $677,632, respectively, to one lessee each year.

     Revenues for the years ended December 31, 2000 were $18,742,579, representing a decrease of $829,678 from 1999. The decrease in revenues resulted primarily from a decrease in finance income of $2,705,689, which was partially offset primarily by increases in income from leveraged leases of $1,186,809, gain on sales of equipment of $507,296, interest income and other of $161,079 and income from investments in joint ventures of $20,827. The decrease in finance income resulted from a decrease in the average size of the finance lease portfolio from 1999 to 2000. Income from leveraged leases increased due to an additional leveraged lease investment made in the fourth quarter of 1999. Gain on sales of equipment increased due primarily to the sale of two aircraft in 2000. Interest income and other increased primarily from an increase in the average cash balance from 1999 to 2000. Income from investments in joint ventures increased due to a higher level of earnings from the underlying joint ventures in 2000 as compared to 1999.

     Expenses for the year ended December 31, 2000 were $14,084,010 representing a decrease of $1,973,811 from 1999. The decrease in expenses resulted primarily from decreases in interest expense of $2,586,104 and amortization of initial direct costs of $336,537. These decreases were partially offset primarily by increases in general and administrative expenses of $327,929, management fees - General Partner of $311,234, provision for bad debts of $200,000 and administrative expense reimbursements- General Partner of $109,532. The decrease in interest expense resulted from a decrease in the average

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2000

debt outstanding from 1999 to 2000. Amortization of initial direct costs decreased as a result of the decrease in the average size of the finance lease portfolio from 1999 to 2000. General and administrative expenses increased primarily as a result of higher professional fees. Management fees - General Partner and administrative expense reimbursements - General Partner increased due to an increase in the amount of gross rent received in 2000 versus 1999. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience, the Partnership determined that a provision for bad debt of $400,000 was required for the year ended December 31, 2000 compared to $200,000 for 1999. Interest expense decreased as a result of a lower average debt balance in 2000 compared to 1999.

     Net income for the years ended December 31, 2000 and 1999 was $4,658,569 and $3,514,436, respectively. The net income per weighted average limited partnership unit was $4.66 and $3.50 for 2000 and 1999, respectively.

Results of Operations for the Years Ended December 31, 1999 and 1998

     For the years ended December 31, 1999 and 1998, the Partnership purchased and leased or financed equipment with an initial cost of $677,632 and $91,615,445, respectively, to 1 and 42 lessees or equipment users.

     Revenues  for  the  year  ended   December   31,  1999  were   $19,572,257,
representing an increase of $2,364,639 from 1998. The increase in revenues resulted primarily from an increase in finance income of $3,417,241. This increase was partially offset by decreases in gain on sales of equipment of $578,684, interest income and other of $323,806 and income from investments in joint ventures of $162,014. The increase in finance income resulted from the Partnership's owning and recognizing in 1999 finance income generated from an interest in a lease portfolio acquired in the first half of 1999. In the fourth quarter of 1999, this portfolio was contributed to a joint venture in which the Partnership owns less that 50%, and which joint venture is now accounted for on the equity method. Gain on sales of equipment decreased due to a decrease in the number of leases maturing in which the underlying equipment was sold. The decrease in interest income and other resulted primarily from a decrease in the average cash balance from 1998 to 1999. Income from investments in joint ventures decreased as a result of one of the underlying joint ventures' increase in its provision for bad debts.

     Expenses  for  the  year  ended   December   31,  1999  were   $16,057,821,
representing an increase of $1,539,379 from 1998. The increase in expenses resulted primarily from increases in interest expense of $782,696, management fees - General Partner of $729,817, amortization of initial direct costs of $221,248, administrative expense reimbursements - General Partner of $153,512 and general and administrative expense of $151,722. These increases were partially offset by a decrease in provision for bad debts of $500,000. Interest expense increased as a result of an increase in the average debt outstanding from 1998 to 1999, including the impact of the debt related to the acquired lease portfolio discussed above, which was subsequently contributed to an equity joint venture. Management fees - General Partner, and administrative expense reimbursements - General Partner increased as a result of an

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2000

increase in the amount of cash rent collected in 1999 versus 1998. Amortization of initial direct costs increased primarily as a result of an increase in the average size of the finance lease portfolio from 1998 to 1999, including the impact of the acquired portfolio discussed above. General and administrative expenses increased as a result of higher professional fee levels in 1999. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience, the Partnership determined that a provision for bad debt of $200,000 was required for the year ended December 31, 1999 compared to $700,000 for 1998.

     Net income for the years ended December 31, 1999 and 1998 was $3,514,436 and $2,689,176, respectively. The net income per weighted average limited partnership unit was $3.50 and $3.29 for 1999 and 1998, respectively, weighted from the date each unit was admitted to the Partnership.

Liquidity and Capital Resources

     The Partnership's primary sources of funds in 2000, 1999 and 1998 were borrowings of $18,115,711 and $19,010,000 in 2000 and 1999, respectively, issuance of limited partnership units, net of offering expenses of $37,395,017 in 1998, proceeds from sale of equipment of $4,516,096 in 2000, proceeds from sale of interests in unconsolidated joint ventures of $4,750,000 and $4,903,647 in 1999 and 1998, respectively, and cash provided by operations of $1,101,450, $953,335 and $1,026,416 in 2000, 1999 and 1998, respectively. These funds were used to purchase equipment and pay cash distributions to partners. The Partnership intends to purchase additional equipment and fund cash distributions, utilizing cash from operations, proceeds from sale of equipment and additional borrowings.

     The Partnership's notes payable at December 31, 2000 and 1999 total $81,889,191 and $100,544,315, respectively. These amounts consist of $58,056,596, and $71,944,352 in non-recourse notes, respectively, and recourse notes payable of $23,832,595 and $28,599,963. The recourse notes payable are inclusive of amounts outstanding under the lines of credit discussed below.

     The Partnership entered into a recourse line of credit agreement with a lender in June 2000. The maximum amount available under the agreement is $7,500,000. This line of credit is collateralized by certain receivables and residuals and bears interest at the rate of prime plus one percent. At December 31, 2000 the Partnership had $4,464,858 outstanding under the Agreement.

     The Partnership entered into a line of credit agreement (the "Facility") with a lender in 1998. The maximum amount available under the Facility is $5,000,000. The Facility is secured by eligible receivables and residuals and bears interest at Prime plus one half percent. At December 31, 2000 the Partnership had $548,498 outstanding under the Facility.

     Cash distributions to the limited partners for the years ended December 31, 2000 and 1999, which were paid monthly totaled $10,641,411 and $10,677,316, respectively of which $4,611,983 and $3,479,291 was investment income and $6,029,428 and $7,198,025 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners for the years ended December 31, 2000 and 1999 was 10.75% for each year, of which 4.66% and 3.50% was investment income and 6.09% and 7.25% was a return of capital respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2000

     As of December 31, 2000, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

     The Partnership is exposed to certain market risks, including changes in interest rates. The Partnership believes its exposure to other market risks are insignificant to both its financial position and results of operations.

     The Partnership manages its interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by the Partnership's lease investments.

     The Partnership borrows funds under two floating rate lines of credit and is therefore exposed to interest rate risk until the floating rate lines of credit are repaid. The Partnership's borrowings under floating rate lines of credit as of December 31, 2000 was $5,013,356. The Partnership believes the risk associated with rising interest rates under these lines are immaterial.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 8.  Consolidated Financial Statements and Supplementary Data
         --------------------------------------------------------

                   Index to Consolidated Financial Statements

                                                                     Page Number

Independent Auditors' Report                                              12

Consolidated Balance Sheets as of
  December 31, 2000 and 1999                                           13-14

Consolidated Statements of Operations
  for the Years Ended December 31, 2000, 1999 and 1998                    15

Consolidated Statements of Changes in Partners'
  Equity for the Years Ended December 31, 2000, 1999 and 1998             16

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998                                     17-19

Notes to Consolidated Financial Statements                             20-33

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners L.P. Seven:

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners L.P. Seven (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity, and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners L.P. Seven as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                    /s/ KPMG LLP
                                    --------------------------------------------
                                    KPMG LLP



March 28, 2001
New York, New York

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                             2000             1999
                                                             ----             ----
         Assets

Cash ................................................   $   5,083,906    $   4,688,025
                                                        -------------    -------------

Investment in finance leases
   Minimum rents receivable .........................      42,346,689       54,878,965
   Estimated unguaranteed residual values ...........      64,929,338       67,880,746
   Initial direct costs .............................         296,890        1,604,755
   Unearned income ..................................     (16,198,661)     (17,093,326)
   Allowance for doubtful accounts ..................      (1,467,610)      (1,067,610)
                                                        -------------    -------------

                                                           89,906,646      106,203,530

Investments in estimated unguaranteed residual values      19,393,541       31,718,541
                                                        -------------    -------------

Net investment in leveraged leases ..................      25,175,398       22,555,086
                                                        -------------    -------------

Investments in joint ventures .......................       4,504,314        3,292,324
                                                        -------------    -------------

Investment in financings
   Receivables due in installments ..................       1,003,883        2,062,546
   Initial direct costs .............................           2,706            3,528
   Unearned income ..................................        (177,836)        (457,150)
   Allowance for doubtful accounts ..................          (9,611)          (9,611)
                                                        -------------    -------------

                                                              819,142        1,599,313

Other assets ........................................       2,082,803        1,950,469
                                                        -------------    -------------

Total assets ........................................   $ 146,965,750    $ 172,007,288
                                                        =============    =============








                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                  December 31,

                                                               2000             1999
                                                               ----             ----

       Liabilities and Partners' Equity

Notes payable - non-recourse .........................   $  58,056,596    $  71,944,352
Note payable - recourse ..............................      23,832,595       28,599,963
Accounts payable - General Partner and affiliates ....          59,122          101,333
Security deposits, deferred credits and other payables       1,056,953        1,278,045
Minority interest in joint venture ...................          43,492           38,457
                                                         -------------    -------------
                                                            83,048,758      101,962,150

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...................................        (217,868)        (156,961)
   Limited partners (989,588 and 990,238 units
     outstanding, $100 per unit original issue price)       64,134,860       70,202,099
                                                         -------------    -------------

     Total partners' equity ..........................      63,916,992       70,045,138
                                                         -------------    -------------

Total liabilities and partners' equity ...............   $ 146,965,750    $ 172,007,288
                                                         =============    =============
















See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,

                                                   2000         1999           1998
                                                   ----         ----           ----

Revenues

   Finance income ..........................   $15,199,445   $17,905,134   $14,487,893
   Income from leveraged leases ............     2,620,312     1,433,503     1,421,601
   Gain on sales of equipment ..............       622,723       115,427       694,111
   Income from investments in joint ventures       106,487        85,660       247,674
   Interest income and other ...............       193,612        32,533       356,339
                                               -----------   -----------   -----------

   Total revenues ..........................    18,742,579    19,572,257    17,207,618
                                               -----------   -----------   -----------

Expenses

   Interest ................................     6,246,907     8,833,011     8,050,315
   Management fees - General Partner .......     3,378,163     3,066,929     2,337,112
   Amortization of initial direct costs ....     1,814,617     2,151,154     1,929,906
   Administrative expense
     reimbursements - General Partner ......     1,268,398     1,158,866     1,005,354
   Provision for bad debts .................       400,000       200,000       700,000
   General and administrative expense ......       970,890       642,961       491,239
   Minority interest expense ...............         5,035         4,900         4,516
                                               -----------   -----------   -----------

   Total expenses ..........................    14,084,010    16,057,821    14,518,442
                                               -----------   -----------   -----------

Net income .................................   $ 4,658,569   $ 3,514,436   $ 2,689,176
                                               ===========   ===========   ===========

Net income allocable to:
   Limited partners ........................   $ 4,611,983   $ 3,479,291   $ 2,662,284
   General Partner .........................        46,586        35,145        26,892
                                               -----------   -----------   -----------

                                               $ 4,658,569   $ 3,514,436   $ 2,689,176
                                               ===========   ===========   ===========

Weighted average number of limited
   partnership units outstanding ...........       989,929       992,719       808,650
                                               ===========   ===========   ===========

Net income per weighted average
   limited partnership unit ................   $      4.66   $      3.50   $      3.29
                                               ===========   ===========   ===========




See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Years Ended December 31, 2000, 1999 and 1998

                                   Limited Partner Distributions

                                      Return of    Investment         Limited      General
                                       Capital       Income           Partners     Partner       Total
                                       -------       ------           --------     -------       -----
                                    (Per weighted average unit)

Balance at
   December 31, 1997                                               $ 45,924,446   $ (23,323)  $45,901,123

Proceeds from issuance
   of limited partnership
   units (438,528.99 units)                                          43,852,899         -      43,852,899

Sales and offering expenses                                          (5,917,882)        -      (5,917,882)

Limited partnership units
   redeemed (1,902 units)                                                (3,586)        -          (3,586)

Cash distributions to partners        $ 7.46         $ 3.29          (8,692,479)    (87,803)   (8,780,282)

Net income                                                            2,662,284      26,892     2,689,176
                                                                   ------------   ---------   -----------

Balance at
   December 31, 1998                                               $ 77,825,682   $ (84,234)  $77,741,448

Limited partnership units
   redeemed (6,232 units)                                              (425,558)        -        (425,558)

Cash distributions to partners        $ 7.25         $ 3.50         (10,677,316)   (107,872)   10,785,188)

Net income                                                            3,479,291      35,145     3,514,436
                                                                   ------------   ---------   -----------

Balance at
   December 31, 1999                                                 70,202,099    (156,961)   70,045,138

Limited partnership units
   redeemed (650 units)                                                 (37,811)        -         (37,811)

Cash distributions to partners        $ 6.09         $ 4.66         (10,641,411)   (107,493)   10,748,904)

Net income                                                            4,611,983      46,586     4,658,569
                                                                   ------------   ---------   -----------

Balance at
   December 31, 2000                                               $ 64,134,860   $(217,868)  $63,916,992
                                                                   ============   =========   ===========


See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Years Ended December 31,

                                                                    2000            1999            1998
                                                                    ----            ----            ----
Cash flows from operating activities:
   Net income ...............................................   $  4,658,569    $  3,514,436    $  2,689,176
                                                                ------------    ------------    ------------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Gain on sales of equipment .............................       (622,723)       (115,427)       (694,111)
     Finance income portion of receivables
       paid directly to lenders by lessees ..................     (8,501,090)    (14,357,847)    (12,717,263)
     Amortization of initial direct costs ...................      1,814,617       1,651,154       1,929,906
     Interest accrued on notes payable recourse .............           --           201,036            --
     Provision for bad debts ................................        400,000         200,000         700,000
     Interest expense on non-recourse
       financings paid directly by lessees ..................      5,296,031       8,216,602       7,701,737
     Income from leveraged leases ...........................     (2,620,312)     (1,433,503)     (1,421,601)
     Income from investments in joint ventures ..............       (106,487)        (85,660)       (247,674)
     Minority interest expense ..............................          5,035           4,900           4,516
     Changes in operating assets and liabilities:
       Other assets .........................................       (132,334)       (475,952)        104,423
       Distributions received from joint ventures ...........        114,784         570,896       1,076,141
       Account payable to General Partner and affiliates ....        (42,211)          5,663          67,520
       Collection of principal
         - non-financed receivables .........................      1,058,663       2,746,932       1,095,505
       Minority interest in joint venture ...................           --            13,606            --
       Security deposits, deferred credits and other payables       (221,092)        326,846         683,451
       Other ................................................            (70)        (30,347)         54,690
                                                                ------------    ------------    ------------

         Total adjustments ..................................     (3,557,189)     (2,561,101)     (1,662,760)
                                                                ------------    ------------    ------------

       Net cash provided by operating activities ............      1,101,380         953,335       1,026,416
                                                                ------------    ------------    ------------

Cash flows from investing activities:
   Equipment purchased ......................................           --          (677,632)    (29,291,730)
   Proceeds from sale of interests in unconsolidated
     joint venture ..........................................           --         4,750,000       4,903,647
   Proceeds from sale of investment in consolidated
     joint venture ..........................................      2,250,000            --              --
   Reacquisition of minority interest
     in consolidated joint venture ..........................     (2,362,500)           --              --
   Investments in joint ventures ............................     (1,220,286)       (108,364)       (490,834)
   Proceeds from the sale of equipment ......................      4,516,096            --              --
   Initial direct costs .....................................           --              --        (3,268,593)
   Investment in leveraged leases ...........................           --        (8,553,492)           --
                                                                ------------    ------------    ------------

       Net cash provided (used by) investing activities .....      3,183,310      (4,589,488)    (28,147,510)
                                                                ------------    ------------    ------------

                                                        (continued on next page)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

                        For the Years Ended December 31,

                                                                 2000            1999            1998
                                                                 ----            ----            ----

Cash flows from financing activities:
   Issuance of limited partnership units,
     net of offering expenses ............................           --              --        37,935,017
   Proceeds from non-recourse debt .......................     12,377,316      14,010,000            --
   Principal payments on notes payable - non-recourse ....       (712,042)       (548,659)       (397,386)
   Proceeds from recourse debt - line of credit ..........      5,738,395       5,000,000            --
   Principal payments on notes payable - recourse ........    (10,505,763)     (2,825,471)     (2,250,000)
   Cash distributions to partners ........................    (10,748,904)    (10,785,188)     (8,780,282)
   Redeemed units ........................................        (37,811)       (425,558)         (3,586)
                                                             ------------    ------------    ------------

       Net cash (used in) provided by financing activities     (3,888,809)      4,425,124      26,503,763
                                                             ------------    ------------    ------------

Net increase (decrease) in cash ..........................        395,881         788,971        (617,331)

Cash at beginning of year ................................      4,688,025       3,899,054       4,516,385
                                                             ------------    ------------    ------------

Cash at end of year ......................................   $  5,083,906    $  4,688,025    $  3,899,054
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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

     Interest expense of $6,246,907, $8,833,011 and $8,050,315 for the years ended December 31, 2000, 1999 and 1998 consisted of: interest expense on non-recourse financings paid or accrued to lenders by lessees of $5,296,031, $8,216,602 and $7,701,737, respectively, and other interest of $950,876, $616,409 and $348,578, respectively.

     For the years ended December 31, 2000, 1999 and 1998, non-cash activities included the following:

                                                               2000            1999            1998
                                                               ----            ----            ----

Finance leases acquired for debt and
   investment in unguaranteed residual .................   $ 14,725,828    $       --      $ 63,334,912
Non-recourse and recourse notes payable
   assumed in purchase price ...........................     (2,400,828)           --       (62,833,594)
Investment in unguaranteed residual ....................    (12,325,000)
Accounts payable - equipment ...........................           --              --          (501,318)

Principal and interest on
   finance receivables paid directly
   to lenders by lessees ...............................     33,249,889      29,448,407      35,688,131
Principal and interest on non-recourse
   financings paid directly to lenders
   by lessees ..........................................    (33,249,889)    (29,448,407)    (35,688,131)

Decrease in investment in finance leases due
   to terminations .....................................           --          (552,002)     (1,208,183)
Decrease in notes payable non-recourse
   due to terminations .................................           --           552,002       1,208,183

Decrease in investments in finance leases and
   financings due to contribution to
   unconsolidated joint ventures .......................           --       (25,605,165)           --
Decrease in notes payable non-recourse related to leases
   contributed to joint venture ........................           --        19,299,854            --
Increase in investments in
   unconsolidated joint ventures .......................           --         6,305,311            --
                                                           ------------    ------------    ------------

                                                           $       --      $       --      $       --
                                                           ============    ============    ============


                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                December 31, 2000

1.   Organization

     ICON Cash Flow Partners L.P. Seven (the "Partnership"), was formed on May 23, 1995 as a Delaware limited partnership. The Partnership's maximum offering was $100,000,000. The Partnership commenced business operations on its initial closing date, January 19, 1996 with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. From January 19, 1996 through September 16, 1998 (the final closing date) 973,628.86 units were admitted representing $97,362,886 of capital contributions. The Partnership redeemed 650, 6,232, 1,902 and 1,625 partnership units in 2000, 1999, 1998 and 1997, respectively, leaving 989,588 limited partnership units outstanding at December 31, 2000.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

     ICON Securities Corp., an affiliate of the General Partner, received an underwriting commission on the gross proceeds from sales of all units. The total underwriting compensation paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities is limited to 13 1/2% of the gross proceeds received from the sale of the units. Such offering expenses aggregated $13,499,957, including $5,499,981 paid to the General Partner or its affiliates, and such costs were charged directly to limited partners' equity.

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

     Certain 1999 amounts have been reclassified to conform to the presentation used for 2000.

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

     Investments in Estimated Unguaranteed Residual Values - In December 1996, the Partnership purchased an option to acquire an interest in a drilling rig.
The Partnership exercised its option in 2000 and became the 50% owner of the future estimated unguaranteed residual. The Partnership has presented its investment in the drilling rig and the underlying renewal lease with Rowan Companies, Inc. as an investment in finance lease on the December 31, 2000 balance sheet. In July 1997, the Partnership purchased options to acquire the interests in three Boeing 737-300 aircraft. The Partnership exercised its options and became the owner of the future estimated unguaranteed residuals. The assets are carried at cost (which is at least equal to or less than market value) until sale of the equipment, at which time a gain or loss will be recognized on each transaction. No income will be recognized until the underlying equipment is sold. (See Note 4 for discussion of investments in estimated unguaranteed residual values).

     Investments in Financings - Investment in financings represent the gross receivables due from the financing of equipment plus the initial direct costs related thereto less the related unearned income. The unearned income is recognized as finance income, and the initial direct costs are amortized, over the terms of the receivables using the interest method. Financing transactions are supported by a written promissory note evidencing the obligation of the user to repay the principal, together with interest, which will be sufficient to return the Partnership's full cost associated with such financing transaction, together with some investment income. Furthermore, the repayment obligation is collateralized by a security interest in the tangible or intangible personal property.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments, except for lease related instruments. Separate disclosure of fair value information as of December 31, 2000 and 1999 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and certain payables approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market rate.

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

     Impairment of Estimated Residual Values - The Partnership's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

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

     New Accounting Pronouncement - Effective January 1, 2001, the Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS No. 133 did not have any effect on the Partnership's financial position or results of operations.

3.   Investments in Joint Ventures

     The Partnership and affiliates formed seven joint ventures for the purpose of acquiring and managing various assets.

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

     The six joint ventures described below are less than 50% owned and are accounted for following the equity method.

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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Information as to the financial position and results of operations of 1997-A as of and for the year ended December 31, 2000 and 1999 is summarized below:

                                       December 31, 2000      December 31, 1999

Assets                                  $     9,002,519        $  17,967,741
                                        ===============        =============

Liabilities                             $     6,848,927        $  14,701,353
                                        ===============        =============

Equity                                  $     2,153,592        $   3,266,388
                                        ===============        =============

Partnership's share of equity           $       581,197        $     803,353
                                        ===============        =============

                                          Year Ended             Year Ended
                                       December 31, 2000      December 31, 1999

Net income (loss)                       $      (661,929)       $     108,923
                                        ===============        =============

Partnership's share of net
  (loss) income                         $      (132,140)       $      21,761
                                        ===============        =============

Distributions                           $       450,867        $   2,171,133
                                        ===============        =============

Partnership's share of distributions    $        90,016        $     433,467
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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Information as to the financial position and results of operations of 1997-B as of and for the year ended December 31, 2000 and 1999 is summarized below:

                                      December 31, 2000      December 31, 1999
                                      -----------------      -----------------

Assets                                $     18,324,933       $    29,975,710
                                      ================       ===============

Liabilities                           $     16,068,825       $    27,991,447
                                      ================       ===============

Equity                                $      2,256,108       $     1,984,263
                                      ================       ===============

Partnership's share of equity         $        376,094       $       330,777
                                      ================       ===============

                                         Year Ended             Year Ended
                                      December 31, 2000      December 31, 1999
                                      -----------------      -----------------

Net income                            $        420,423       $       293,193
                                      ================       ===============

Partnership's share of net income     $         70,085       $        48,875
                                      ================       ===============

Distributions                         $        148,578       $       688,051
                                      ================       ===============

Partnership's share of distributions  $         24,768       $       114,698
                                      ================       ===============

ICON Boardman Funding L.L.C.

     In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Six and ICON Income Fund Eight A L.P. ("Fund Eight A") formed ICON Boardman Funding L.L.C. ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Six, and Fund Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership's original investment was recorded at cost of $56,960 and is adjusted by its share of earnings, losses and distributions, thereafter. The Partnership invested $4,111 in 1999. Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, the rent in excess of the senior debt payments was acquired by L.P. Six for $3,801,108. On March 30, 1999 ICON BF acquired L.P. Six's interest in the rent in excess of the senior debt payments for $3,097,637 and financed, with a third party, all of the rent receivable in excess of the senior debt payments. ICON BF received $7,643,867 from the financings. There was no gain or loss recorded on this transaction. The proceeds from the financing were then distributed to the members of ICON BF.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Information as to the financial position of ICON BF as of is summarized below:

                                       December 31, 2000     December 31, 1999
                                       -----------------     -----------------

Assets                                  $    22,744,551       $     27,740,665
                                        ===============       ================

Liabilities                             $    12,819,987       $     18,880,079
                                        ===============       ================

Equity                                  $     9,924,564       $      8,860,586
                                        ===============       ================

Partnership's share of equity           $        49,618       $         44,298
                                        ===============       ================

                                          Year Ended             Year Ended
                                       December 31, 2000      December 31, 1999
                                       -----------------      -----------------

Net income                              $     1,063,978       $      1,191,629
                                        ===============       ================

Partnership's share of net income       $         5,320       $          5,958
                                        ===============       ================

Distributions                           $        -            $      4,546,230
                                        ===============       ================

Partnership's share of distribution     $        -            $         22,731
                                        ===============       ================

AIC Trust

     The Partnership acquired a portfolio of equipment leases and in 1999 contributed such leases, subject to related debt, with a book value of $6,854,830 to a wholly owned trust ("AIC Trust"). Subsequently, the Partnership sold interests in this trust at various dates in 1999 to Fund Eight A, an affiliate of the Partnership, for $3,000,000 and to L.P. Six, an affiliate of the Partnership, for $1,750,000 at book value, which approximated fair market value at the dates of sale. The Partnership recognized no gain or loss on the sales of these interests to either Fund Eight A or to L.P. Six.

     As a result of the sales of these interests, as of December 31, 1999 L.P. Six and Fund Eight A owned interests aggregating 25.51% and 43.73% in the trust with the Partnership owning a 30.76% interest at that date. The trust is operated as a joint venture. Profits, losses, excess cash and disposition proceeds are allocated based upon the Partnerships' percentage ownership interests in the venture during the respective periods the Partnerships held such interests. Once the Partnership's interest in AIC Trust was reduced below 50%, the investment in AIC Trust was no longer consolidated and the Partnership began accounting for its investment under the equity method of accounting.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Information as to the financial position and results of operations of the venture as of and for the year ended December 31, 2000 and as of December 31, 1999 and from the period of inception to December 31, 1999 is summarized below:

                                     December 31, 2000     December 31, 1999
                                     -----------------     -----------------

Assets                               $    16,677,641       $     22,058,522
                                     ===============       ================

Liabilities                          $     9,311,356       $     15,221,822
                                     ===============       ================

Equity                               $     7,366,285       $      6,836,700
                                     ===============       ================

Partnership's share of equity        $     2,276,797       $      2,113,897
                                     ===============       ================

                                                               Dates of
                                                            Investments by
                                    For the Year Ended    Other Funds Through
                                     December 31, 2000     December 31, 1999
                                     -----------------     -----------------

Net income                           $       529,585       $         18,130
                                     ===============       ================

Partnership's share of income        $       162,900       $          9,067
                                     ===============       ================

ICON Aircraft 24846, LLC

     In 2000, the Partnership and two affiliates, Fund Eight A and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Aircraft 24846, LLC ("ICON Aircraft") for the purpose of acquiring an investment in an aircraft with a purchase price of $44,515,416, which was funded with cash and non-recourse debt assumed in the purchase price. This aircraft is subject to lease with the Scandinavian Airlines System. The Partnership has a 2% interest, with Fund Eight A and Fund Eight B having 2% and 96% interests, respectively. The Partnership accounts for its investment under the equity method of accounting.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Information as to the financial position and results of operations of the joint venture as of an for the period of investment through December 31, 2000 is summarized below:

                                              December 31, 2000

Assets                                         $    44,450,734
                                               ===============

Liabilities                                    $    42,193,269
                                               ===============

Equity                                         $     2,257,465
                                               ===============

Partnership's share of equity                  $        45,149
                                               ===============

                                             Period of Investment
                                                    Through
                                               December 31, 2000

Net income                                     $        16,100
                                               ===============

Partnership's share of income                  $           322
                                               ===============

ICON Cheyenne LLC

     In 2000, the Partnership and three affiliates, L.P. Six, Fund Eight A and Fund Eight B formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of lease investments. The purchase price totaled $29,705,716 and was funded with cash and non-recourse debt assumed. The Partnership, L.P. Six, Fund Eight A and Fund Eight B received a 10.31%, 1%, 1% and 87.69% interest, respectively, in ICON Cheyenne. The Partnership accounts for its investment under the equity method of accounting.

     Information as to the financial position and results of operations of the venture as of December 31, 2000 and for the period of investment through December 31, 2000 is summarized below:

                                               December 31, 2000

Assets                                          $    29,705,716
                                                ===============

Liabilities                                     $    18,304,565
                                                ===============

Equity                                          $    11,401,151
                                                ===============

Partnership's share of equity                   $     1,175,459
                                                ===============

                                               Period of Investment
                                                     Through
                                                December 31, 2000

Net income                                      $         -
                                                ===============

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

4.   Investments in Estimated Unguaranteed Residual Values

     In July 1997, the Partnership purchased options to acquire the 100% residual interests in three Boeing 737-300 aircraft, currently on lease with Continental Airlines. The Partnership subsequently exercised its options and became the 100% owner of the future estimated unguaranteed residuals. The residual investments cost $19,393,541 and the leases for each aircraft expire in August, October and November 2003.

     In December 1996, the Partnership purchased for $12,325,000 a 50% share of an option to acquire the 100% interest in a drilling rig, then on lease to Rowan Companies, Inc.

     In March 2000, the Partnership formed a joint venture with an affiliate, L.P. Six, for the purpose of owning the 50% share of the option to acquire the residual interest in the drilling rig. The Partnership contributed its investment in the option to the joint venture ("Rowan Joint Venture"). Simultaneously, the Partnership sold an interest in the joint venture to L.P. Six for $2,250,000. This transaction was recorded at cost, which approximated fair market value. The Partnership recognized no gain or loss on the sale of this interest to L.P. Six. L.P. Six had the right to put its interest in the joint venture back to the Partnership at any time on or after September 15, 2000 for 110% of the purchase price. The Partnership had the right to repurchase the interest in the joint venture from L.P. Six at any time prior to September 15, 2000 for an amount equal to 105% of L.P. Six's purchase price, which right it exercised in the third quarter 2000.

     The Partnership then exercised its option to acquire the 50% interest in the equipment at an additional cost of $2,400,828. At such time, the
Partnership's share of the final lease payment due under the lease was $2,400,828 and the final payment due on related debt was $2,400,828. At the lease expiration date, the lease with Rowan was renewed for seven and one half years; the Partnership's share of the semi-annual lease payments during the renewal term are $1,308,745 per payment. At December 31, 2000, the Rowan transaction is included on the balance as a finance lease.

5.   Net Investment in Leveraged Leases

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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     The net investment in the leveraged leases as of December 31, 2000 consisted of the following:

 Non-cancelable minimum rents receivable (net of
   principal and interest on non-recourse debt) .......   $ 10,002,727
 Estimated unguaranteed residual values ...............     22,875,000
 Initial direct costs .................................        521,204
 Unearned income ......................................     (8,223,533)
                                                          ------------
                                                          $ 25,175,398

     Unearned income is recognized from leveraged leases over the life of the lease at a constant rate of return based on the positive net investment in the lease in years such investment is positive.

     Non-cancelable minimum rents receivable relating to the leveraged leases at December 31, 2000 are $27,473,435 while the related principal and interest on non-recourse debt is $17,470,708 at December 31, 2000. Such amounts are due as follows:

                            Rents Due             Debt Payments
                            ---------             -------------

          2001             $ 7,742,359             $ 7,742,359
          2002               7,742,359               7,742,359
          2003               6,178,357               1,985,990
          2004               5,810,360                    --
                           -----------             -----------

                           $27,473,435             $17,470,708
                           ===========             ===========

6.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on finance leases and financings are as follows:

                          Finance
             Year          Leases          Financings         Total

             2001       $15,518,977       $   367,629      $15,886,606
             2002         7,239,511           323,187        7,562,698
             2003         4,827,528           298,614        5,126,142
             2004         4,762,568            14,453        4,777,021
             2005         3,454,382              --          3,454,382
       Thereafter         6,543,723              --          6,543,723
                        -----------       -----------      -----------

                        $42,346,689       $ 1,003,883      $43,350,572
                        ===========       ===========      ===========

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

7.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                        Finance
                                        Leases     Financings       Total

Balance at December 31, 1997          $  155,000   $   22,221    $  177,221

Provision for bad debts ....             713,450      (13,450)      700,000
                                      ----------   ----------    ----------
Balance at December 31, 1998             868,450        8,771       877,221

Provision for bad debts ....             199,160          840       200,000
                                      ----------   ----------    ----------
Balance at December 31, 1999           1,067,610        9,611     1,077,221

Provision for bad debts ....             400,000         --         400,000
                                      ----------   ----------    ----------
Balance at December 31, 2000          $1,467,610   $    9,611    $1,477,221
                                      ==========   ==========    ==========

8.   Notes Payable

     Notes payable consists of non-recourse notes payable of $58,056,596 (of which $48,476,596 is being paid directly to the lenders by the lessees and $9,580,000 which will be paid only from lease residual proceeds realized) and recourse notes payable of $23,832,595 of which $18,819,239 relate to the Partnership's investment in estimated unguaranteed residual values (see Note 4) and $5,013,356 relates to the line of credit agreements discussed below. The non-recourse and recourse notes secured by aircraft bear interest at rates ranging from 6.5% to 9.4% and mature as follows:

                       Notes Payable        Note Payable
         Year          Non-Recourse           Recourse              Total

         2001          $19,016,325          $ 5,251,502          $24,267,827
         2002           12,161,951              259,196           12,421,147
         2003            9,403,487           18,321,897           27,725,384
         2004            7,743,015                 --              7,743,015
         2005            3,188,095                 --              3,188,095
   Thereafter            6,543,723                 --              6,543,723
                       -----------          -----------          -----------

                       $58,056,596          $23,832,595          $81,889,191
                       ===========          ===========          ===========

     The Partnership entered into a recourse line of credit agreement (the "Agreement") with a lender in June 2000, which expires in June 2001. The maximum amount available under the line is $7,500,000. The Agreement is secured by eligible receivables and residuals and bears interest at the rate of prime plus one percent. At December 31, 2000 the Partnership had $4,464,858 outstanding under the Agreement.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     The Partnership entered into a line of credit agreement (the "Facility") with a lender in 1998. The maximum amount available under the Facility is $5,000,000. The Facility is secured by eligible receivables and residuals and bears interest at Prime plus one half percent. At December 31, 2000, the Partnership had $548,498 outstanding under the Facility.

     The Partnership borrowed $14,010,000 in 1999 and used a portion of the proceeds to prepay $8,553,492 of leveraged lease debt related to the Federal Express lease (see Note 5) with the remaining proceeds being utilized for general partnership purposes. This debt matures in 2004 and is included in notes payable non-recourse.

9.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                        Charged to                  Charged to
                                          Equity      Capitalized   Operations

Underwriting commissions ............   $  877,058    $     --      $     --
Organization and offering expenses ..    1,534,851          --            --
Acquisition fees ....................         --       3,268,593          --
Management fees .....................         --            --       2,337,112
Administrative expense reimbursements         --            --       1,005,354
                                        ----------    ----------    ----------

Year ended December 31, 1998 ........   $2,411,909    $3,268,593    $3,342,466
                                        ==========    ==========    ==========

Management fees .....................         --            --       3,066,929
Administrative expense reimbursements         --            --       1,158,866
                                        ----------    ----------    ----------

Year ended December 31, 1999 ........   $     --      $     --      $4,225,795
                                        ==========    ==========    ==========

Management fees .....................   $     --      $     --      $3,378,163
Acquisition fees ....................         --         495,732          --
Administrative expense reimbursements         --            --       1,268,398
                                        ----------    ----------    ----------

Year ended December 31, 2000 ........   $     --      $  495,732    $4,646,561
                                        ==========    ==========    ==========


     The Partnership and affiliates formed eight joint ventures for the purpose of acquiring and managing various assets. (See Notes 3 and 4 for additional information relating to the joint ventures.)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

11.  Tax Information (Unaudited)

     The following table reconciles net income for financial reporting purposes to (loss) income for federal income tax purposes for the year ended December 31, 2000:

                                           2000            1999            1998
                                           ----            ----            ----

Net income per financial statements   $  4,658,569    $  3,514,436    $  2,689,176

Differences due to:
  Direct finance leases ...........     23,809,930      18,112,472      20,348,042
  Depreciation ....................    (36,903,785)    (34,162,751)    (30,292,366)
  Provision for losses ............        400,000         200,000         700,000
  Loss (gain) on sale of equipment       1,020,325        (905,600)        309,189
  Other ...........................       (213,838)      5,487,465         739,462
                                      ------------    ------------    ------------

Partnership (loss) for
 federal income tax purposes ......   $ (7,228,799)   $ (7,753,978)   $ (5,506,497)
                                      ============    ============    ============

     As of December 31, 2000, the partners' capital accounts included in the financial statements totaled $63,916,992 compared to the partners' capital accounts for federal income tax purposes of $45,530,939 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital accounts for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

12.  Quarterly Financial Data (Unaudited)

     The following table is a summary of financial data by quarter for the years ended December 31, 2000 and 1999:

                                                            For the Quarters Ended
                                          --------------------------------------------------------

                                           March 31,      June 30,     September 30,   December 31,
                                           --------       -------      ------------    -----------

2000
     Revenues ....................        $4,760,082     $5,188,013     $5,633,804     $3,160,680
                                          ==========     ==========     ==========     ==========

     Net income allocable to
       limited partners ..........        $  996,463     $1,475,474     $1,733,815     $  406,231
                                          ==========     ==========     ==========     ==========

     Net income per weighted
       average limited partnership unit   $     1.01     $     1.49     $     1.75     $      .46
                                          ==========     ==========     ==========     ==========

1999
     Revenues ....................        $4,664,562     $6,651,900     $4,283,378     $3,972,417
                                          ==========     ==========     ==========     ==========

     Net income allocable to
       limited partners ..........        $1,235,140     $  888,019     $  705,089     $  651,043
                                          ==========     ==========     ==========     ==========

     Net income per weighted
       average limited partnership unit   $     1.24     $     0.89     $     0.71     $     0.66
                                          ==========     ==========     ==========     ==========


                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ----------------------------------------------------------------------

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner
          --------------------------------------------------------------------

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

     Beaufort J.B. Clarke         Chairman, Chief Executive Officer and Director

     Paul B. Weiss                President and Director

     Thomas W. Martin             Executive Vice President and Director

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 10.  Continued

     Beaufort J. B. Clarke, age 55, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 40, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 47, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 11.  Executive Compensation
          ----------------------

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December, 31, 2000, 1999 and 1998.

        Entity                 Capacity         Type of Compensation        2000        1999          1998
        ------                 --------         --------------------        ----        ----          ----
ICON Capital Corp.        General Partner    Organization and
                                               offering expenses         $     --     $     --     $1,534,851
ICON Capital Corp.        Manager            Acquisition fees                  --           --      3,268,593
ICON Securities Corp.     Dealer-Manager     Underwriting
                                               commissions                     --           --        877,058
ICON Capital Corp.        General Partner    Management fees              3,378,163    3,066,929    2,337,112
ICON Capital Corp.        General Partner    Administrative expense
                                               reimbursements             1,268,398    1,158,866    1,005,354
                                                                         ----------   ----------   ----------

                                                                         $4,646,561   $4,225,795   $9,022,968
                                                                         ==========   ==========   ==========

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 29, 2001, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

     Title                                                             Percent
   of Class                  Amount Beneficially Owned                 of Class
   --------                  -------------------------                 --------

General Partner      Represents initially a 1% and potentially a         100%
  Interest           10% interest in the Partnership's income, gain
                     and loss deductions.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     See  Item  11  for  a  discussion  of  the   Partnership's   related  party
transactions. See Note 3 for a discussion of the Partnership's related party investments in joint ventures.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2000

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 2000.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2000


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

                                 ICON CASH FLOW PARTNERS L.P. Seven
                                 File No. 33-94458 (Registrant)
                                 By its General Partner, ICON Capital Corp.


Date: March 28, 2001             /s/ Beaufort J.B. Clarke
                                 -----------------------------------------------
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 28, 2001             /s/ Beaufort J.B. Clarke
                                  ----------------------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director


Date:  March 28, 2001             /s/ Paul B. Weiss
                                  ----------------------------------------------
                                  Paul B. Weiss
                                  President and Director


Date:  March 28, 2001             /s/ Thomas W. Martin
                                  ----------------------------------------------
                                  Thomas W. Martin
                                  Executive Vice President
                                  (Principal Financial and Accounting Officer)



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.