Form 10-Q
period 2001-03-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 2001-05-15
CIK 947986

.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

For the period ended                                  March 31, 2001
                     -----------------------------------------------------------

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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                           March 31,     December 31,
                                                             2001            2000
                                                             ----            ----

       Assets

Cash ...............................................   $   3,559,828    $   5,083,906
                                                       -------------    -------------

Investment in finance leases
   Minimum rents receivable ........................      32,154,777       42,346,689
   Estimated unguaranteed residual values ..........      64,037,899       64,929,338
   Initial direct costs ............................         157,451          296,890
   Unearned income .................................     (13,763,133)     (16,198,661)
   Allowance for doubtful accounts .................      (1,467,610)      (1,467,610)
                                                       -------------    -------------

                                                          81,119,384       89,906,646

Investment in estimated unguaranteed residual values      19,393,541       19,393,541
                                                       -------------    -------------

Net investment in leveraged leases .................      25,727,517       25,175,398
                                                       -------------    -------------

Investment in financings
   Receivables due in installments .................         577,612        1,003,883
   Initial direct costs ............................           2,544            2,706
   Unearned income .................................         (55,347)        (177,836)
   Allowance for doubtful accounts .................          (9,611)          (9,611)
                                                       -------------    -------------

                                                             515,198          819,142
                                                       -------------    -------------

Investments in unconsolidated joint ventures .......       4,547,723        4,504,314
                                                       -------------    -------------

Other assets .......................................       3,130,235        2,082,803
                                                       -------------    -------------

Total assets .......................................   $ 137,993,426    $ 146,965,750
                                                       =============    =============


                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                                 March 31,      December 31,
                                                                   2001             2000
                                                                   ----             ----

       Liabilities and Partners' Equity

Notes payable - non-recourse ..............................   $  52,541,094    $  58,056,596
Note payable - recourse ...................................      23,425,661       23,832,595
Accounts payable - General Partner and affiliates .........            --             59,122
Security deposits, deferred credits and other payables ....         545,660        1,056,953
Minority interest in consolidated joint ventures ..........          44,742           43,492
                                                              -------------    -------------

                                                                 76,557,157       83,048,758

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ........................................        (242,409)        (217,868)
   Limited partners (989,238 and 989,588 units outstanding,
     $100 per unit original issue price) ..................      61,678,678       64,134,860
                                                              -------------    -------------

     Total partners' equity ...............................      61,436,269       63,916,992
                                                              -------------    -------------

Total liabilities and partners' equity ....................   $ 137,993,426    $ 146,965,750
                                                              =============    =============















See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                   2001        2000
                                                   ----        ----
Revenues

Finance income .............................   $2,503,192   $3,845,396
Income from leveraged leases ...............      552,119      789,377
Income from investments in
  unconsolidated joint ventures ............       43,409      105,151
Gain on sales of equipment .................        5,310        2,647
Interest income and other ..................       22,074       17,511
                                               ----------   ----------

   Total revenues ..........................    3,126,104    4,760,082
                                               ----------   ----------

Expenses

   Interest ................................    1,381,311    1,792,258
   Management fees - General Partner .......      833,053      840,769
   Amortization of initial direct costs ....      171,036      493,811
   Administrative expense reimbursements -
     General Partner .......................      343,226      468,858
   General and administrative ..............      174,379      156,594
   Minority interest expense in consolidated
     joint venture .........................        1,250        1,264
                                               ----------   ----------

Total expenses .............................    2,904,255    3,753,554
                                               ----------   ----------

Net income .................................   $  221,849   $1,006,528
                                               ==========   ==========

Net income allocable to:
   Limited partners ........................      219,631   $  996,463
   General Partner .........................        2,218       10,065
                                               ----------   ----------

                                               $  221,849   $1,006,528
                                               ==========   ==========

Weighted average number of limited
   partnership units outstanding ...........      989,413      990,238
                                               ==========   ==========

Net income per weighted average
   limited partnership unit ................   $      .22   $     1.01
                                               ==========   ==========

See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 2001 and
                        the Year Ended December 31, 2000

                                   (unaudited)

                                   Limited Partner Distributions

                                      Return of    Investment         Limited      General
                                       Capital       Income           Partners     Partner      Total
                                       -------       ------           --------     -------      -----
                                    (Per weighted average unit)

Balance at
   December 31, 1999                                               $ 70,202,099  $(156,961) $ 70,045,138

Limited partnership units
   redeemed (650 units)                                                 (37,811)       -         (37,811)

Cash distributions to partners        $  6.09       $  4.66         (10,641,411)  (107,493)  (10,748,904)

Net income                                                            4,611,983     46,586     4,658,569
                                                                   ------------  ---------  ------------

Balance at
   December 31, 2000                                                 64,134,860   (217,868)   63,916,992

Limited partnership units
   redeemed (350 units)                                                 (16,908)       -         (16,908)

Cash distributions to partners        $  2.47       $   .22          (2,658,905)   (26,759)   (2,685,664)

Net income                                                              219,631      2,218       221,849
                                                                   ------------  ---------  ------------

Balance at
   March 31, 2001                                                  $ 61,678,678  $(242,409) $ 61,436,269
                                                                   ============  =========  ============











See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                       2001           2000
                                                                       ----           ----
Cash flows from operating activities:
   Net income ..................................................   $   221,849    $ 1,006,528
                                                                   -----------    -----------
   Adjustments to reconcile net income to
     net cash (used in) provided by operating activities:
     Finance income portion of receivables paid directly
       to lenders by lessees ...................................    (2,706,442)    (2,756,064)
     Interest expense on non-recourse financing paid
       directly by lessees .....................................     1,182,740      1,658,757
     Interest accrued on notes payable - recourse ..............          --         (134,347)
     Amortization of initial direct costs ......................       171,036        493,811
     Income from leveraged leases ..............................      (552,119)      (789,377)
     Income from investments in unconsolidated joint venture ...       (43,409)      (105,151)
     Gain on sales of equipment ................................        (5,310)        (2,647)
     Minority interest in consolidated joint venture ...........         1,250          1,264
     Change in operating assets and liabilities:
       Collection of principal - non-financed receivables ......     2,338,524        517,120
       Distributions received from unconsolidated joint ventures          --           22,960
       Other assets ............................................   (1,047,4312)        94,925
       Security deposits, deferred credits and other payables ..      (511,293)       384,414
       Accounts payable - General Partner and affiliates .......       (59,122)          --
       Other ...................................................      (246,500)        92,976
                                                                   -----------    -----------

         Total adjustments .....................................    (1,478,077)      (521,359)
                                                                   -----------    -----------

        Net cash (used in) provided by operating activities ....    (1,256,228)       485,169
                                                                   -----------    -----------

Cash flows from investing activities:
   Equipment and receivables purchased .........................          --         (166,414)
   Proceeds from sale of equipment .............................       729,930         10,239
   Proceeds from sale of interest in consolidated joint venture           --        2,250,000
                                                                   -----------    -----------

         Net cash provided by investing activities .............       729,930      2,093,825
                                                                   -----------    -----------


                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                             2001          2000
                                                             ----          ----

Cash flows from financing activities:
   Proceeds from recourse debt ......................          --          232,096
   Proceeds from notes payable - non recourse .......     2,111,726
   Principal payments on notes payable - recourse ...      (406,934)    (2,250,000)
   Principal payments on notes payable - non-recourse          --         (190,977)
   Cash distributions to partners ...................    (2,685,664)    (2,687,707)
   Redemption of limited partnership units ..........       (16,908)
                                                        -----------    -----------

         Net cash used in financing activities ......      (997,780)    (4,896,588)
                                                        -----------    -----------

Net decrease in cash ................................    (1,524,078)    (2,317,594)

Cash at beginning of period .........................     5,083,906      4,688,025
                                                        -----------    -----------

Cash at end of period ...............................   $ 3,559,828    $ 2,370,431
                                                        ===========    ===========

























See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

      For the three months ended March 31, 2001 and 2000, non-cash activities included the following:

                                                        2001            2000
                                                        ----            ----

Principal and interest on direct
   finance receivables paid directly
   to lenders by lessees .......................   $  8,809,968    $ 17,422,818
Principal and interest on non-recourse
   financing paid directly to lenders by lessees     (8,809,968)    (17,422,818)
                                                   ------------    ------------

                                                   $     --        $      --
                                                   ============    ============

      Interest expense of $1,381,311 and $1,792,258 for the three months ended March 31, 2001 and 2000 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $1,182,740 and $1,658,757 respectively, interest on notes payable - recourse of $198,571 and $133,501, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                 March 31, 2001

                                   (unaudited)
1.    Basis of Presentation

     The consolidated financial statements of ICON Cash Flow Partners L.P. Seven (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2000 Annual Report on Form 10-K.

2.    Redemption of Limited Partnership Units

     There were 350 units of limited partnership redeemed during the three months ended March 31, 2001. Redemption amounts are calculated following the redemption formula specified in the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

3.    Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2001 and 2000 were as follows:

                              2001            2000
                              ----            ----

Management fees          $    833,053     $     840,769  Charged to Operations
Administrative expense
  reimbursements              343,226           468,858  Charged to Operations
                         ------------     -------------

Total                    $  1,176,279     $   1,309,627
                         ============     =============

     The Partnership has formed seven joint ventures with affiliates for the purpose of acquiring and managing various assets. (See Note 5 for additional information relating to the joint ventures.)

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

The net investment in the leveraged leases as of March 31, 2001 consisted of the following:

Non-cancelable minimum rents receivable (net of
  principal and interest on non-recourse debt)    $ 10,002,727
Estimated unguaranteed residual values ........     22,875,000
Initial direct costs ..........................        474,767
Unearned income ...............................     (7,624,977)
                                                  ------------

                                                  $ 25,727,517

     Unearned income is recognized from leveraged leases over the life of the lease at a constant rate of return based on the positive net investment in the lease in years such investment is positive. There are no deferred tax liabilities arising from the Partnership's leveraged lease investments since all taxes are recognized at the individual partner level rather than at the Partnership level.

5.    Investments in Joint Ventures

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

     Information as to the financial position and results of operations of 1997-A as of and for the three months ended March 31, 2001 is summarized below:

                                                    March 31, 2001

     Assets                                         $     7,487,972
                                                    ===============

     Liabilities                                    $     5,383,524
                                                    ===============

     Equity                                         $     2,104,448
                                                    ===============

     Partnership's share of equity                  $       571,334
                                                    ===============

                                                   Three Months Ended
                                                     March 31, 2001

     Net (loss)                                     $       (49,144)
                                                    ===============

     Partnership's share of net (loss)              $        (9,812)
                                                    ================

     1997-A recorded a provision for bad debts of $125,000 during the three month period ended March 31, 2001.

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

     Information as to the financial position and results of operations of 1997-B as of and for the three months ended March 31, 2001 is summarized below:

                                                            March 31, 2001

       Assets                                               $    16,276,983
                                                            ===============

       Liabilities                                          $    14,145,168
                                                            ===============

       Equity                                               $     2,131,815
                                                            ===============

       Partnership's share of equity                        $       355,374
                                                            ===============

                                                            Three Months Ended
                                                              March 31, 2001

       Net (loss)                                           $      (124,293)
                                                            ===============

       Partnership's share of net (loss)                    $       (20,720)
                                                            ===============

     1997-B recorded a provision for bad debts of $125,000 during the three month period ended March 31, 2001.

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

     Information as to the financial position and results of operations of ICON BF as or March 31, 2001 is summarized below:

                                                   March 31, 2001

       Assets                                      $    23,335,491
                                                   ===============

       Liabilities                                 $    13,101,405
                                                   ===============

       Equity                                      $    10,234,086
                                                   ===============

       Partnership's share of equity               $        51,173
                                                   ===============

                                                   Three Months Ended
                                                     March 31, 2001

       Net income                                  $       310,871
                                                   ===============

       Partnership's share of net income           $         1,554
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

     Information as to the financial position and results of operations of AIC Trust as of and for the three months ended March 31, 2001 is summarized below:

                                                   March 31, 2001

    Assets                                         $    13,936,750
                                                   ===============

    Liabilities                                    $     6,439,033
                                                   ===============

    Equity                                         $     7,497,717
                                                   ===============

    Partnership's share of equity                  $     2,317,291
                                                   ===============

                                                  Three Months Ended
                                                    March 31, 2001

    Net income                                     $       131,431
                                                   ===============

    Partnership's share of net income              $        40,442
                                                   ===============

ICON Cheyenne LLC

     In 2000, the Partnership and three affiliates, L.P. Six, Fund Eight A and ICON Income Fund Eight B ("Fund Eight B") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of lease investments. The purchase price totaled $29,705,716 and was funded with cash and non-recourse debt assumed. The Partnership, L.P. Six, Fund Eight A and Fund Eight B received a 10.31%, 1%, 1% and 87.69% interest, respectively, in ICON Cheyenne. The Partnership accounts for this investment under the equity method of accounting.

     Information as to the financial position and results of operations of the joint venture as of and for the three months ended March 31, 2001 is summarized below:

                                                       March 31, 2001

         Assets                                        $    28,044,339
                                                       ===============

         Liabilities                                   $    16,356,405
                                                       ===============

         Equity                                        $    11,687,934
                                                       ===============

         Partnership's share of equity                 $     1,205,025
                                                       ===============

                                                     For the Three Months
                                                     Ended March 31, 2001

         Net income                                    $       286,784
                                                       ===============

         Partnership's share of net income             $        29,567
                                                       ===============

ICON Aircraft 24846, LLC

     In 2000, the Partnership and two affiliates, Fund Eight A and Fund Eight B formed ICON Aircraft 24846, LLC ("ICON Aircraft") for the purpose of acquiring an investment in an aircraft with a purchase price of $44,515,416, which was funded with cash and non-recourse debt assumed in the purchase price. This aircraft is subject to an operating lease with Scandinavian Airlines System. The Partnership has a 2% interest, with Fund Eight A and Fund Eight B having 2% and 96% interests, respectively. The Partnership accounts for its investment under the equity method of accounting.

     Information as to the financial position and results of operations of the joint venture as of and for the three months ended March 31, 2001 is summarized below:

                                                         March 31, 2001

         Assets                                          $    43,782,355
                                                         ===============

         Liabilities                                     $    41,406,021
                                                         ===============

         Equity                                          $     2,376,334
                                                         ===============

         Partnership's share of equity                   $        47,526
                                                         ===============

                                                       For the Three Months
                                                       Ended March 31, 2001

         Net income                                      $       118,868
                                                         ===============

         Partnership's share of net income               $         2,378
                                                         ===============

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, estimated unguaranteed residual values, leveraged leases, financings and investments in unconsolidated joint ventures, representing 62%, 15%, 20%, .4%, 3.6% of total investments at March 31, 2001, respectively, and 61%, 21%, 15%, 1% , 2% of total investments at March 31, 2000, respectively.

Results of Operations for the Three Months Ended March 31, 2001 and 2000

     Revenues for the three months ended March 31, 2001 were $3,126,104 representing a decrease of $1,633,978 from 2000. The decrease in revenues resulted primarily from a decreases in finance income of $1,342,204, income from leveraged leases of $237,258 and income from investments in joint ventures of $61,742. The decrease in finance income resulted from a decrease in the average size of the Partnership's lease portfolio and due to certain leases which were renewed and are generating lower levels of finance income during the respective renewal terms. The decrease in income from leveraged leases resulted from a reassessment of an estimated residual value in the fourth quarter of 2000, which reduced leveraged lease income in the fourth quarter of 2000 and reduced leveraged lease income to be recognized over the remaining lease term. The decrease in income from equity investment in joint ventures was due primarily to a provision for bad debts recorded by two of the underlying joint ventures, ICON Receivables 1997-B and ICON Receivables 1997-A in the 2001 period.

     Expenses for the three months ended March 31, 2001 were $2,904,255, representing a decrease of $849,299. The decrease in expenses resulted primarily from a decrease in interest expense of $410,947, amortization of initial direct costs of $322,775, administrative expense reimbursements - General Partner of $125,632 and management fees - General Partner of $7,716, which were partially offset by an increase in general and administrative expenses of $17,785. Interest expensed decreased due to a decrease in the average debt outstanding from 2000 to 2001. The decreases in management fees - General Partner, administrative expense reimbursement - General Partner and amortization of initial direct costs resulted from the overall decrease in the average size of the Partnership's lease investment portfolio.

     Net income for the three months ended March 31, 2001 and 2000 was $221,849 and $1,006,528, respectively. The net income per weighted average limited partnership unit was $.22 and $1.01, for the 2001 and 2000 periods, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended March 31, 2001 and 2000 were provided by sale proceeds of $729,930 and $2,260,239 in 2001 and 2000, respectively, $2,111,726 of non-recourse borrowings in 2001 and net cash provided by operations of $485,169 in 2000. These funds were used primarily to make payments on borrowings and fund cash distributions to partners. Cash distributions to limited partners for the three months ended March 31, 2001 and 2000 totaled $2,658,905 and $2,687,707, respectively.

     As of March 31, 2001 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

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

     The Partnership borrows funds under two floating rate lines of credit and is therefore exposed to interest rate risk until the floating rate lines of credit are repaid. The Partnership's borrowings under floating rate lines of credit as of March 31, 2001 was $4,551,762. The Partnership believes the risk associated with rising interest rates under these lines are not significant.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2001.

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

                                     ICON Cash Flow Partners L. P. Seven
                                     File No. 33-94458 (Registrant)
                                     By its General Partner,
                                     ICON Capital Corp.




     May 11, 2001                    /s/ Thomas W. Martin
--------------------                 ------------------------------------------
        Date                         Thomas W. Martin
                                     Executive Vice President
                                     (Principal financial and accounting officer
                                     of the General Partner of the Registrant)