Form 10-Q
period 2001-06-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 2001-08-14
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                         June 30, 2001
                     -----------------------------------------------------------

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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                          June 30,       December 31,
                                                            2001             2000
                                                            ----             ----

       Assets

Cash                                                   $   1,447,037    $   5,083,906
                                                       -------------    -------------

Investment in finance leases
   Minimum rents receivable                               31,006,593       42,346,689
   Estimated unguaranteed residual values                 35,803,487       64,929,338
   Initial direct costs                                       68,813          296,890
   Unearned income                                       (12,932,031)     (16,198,661)
   Allowance for doubtful accounts                        (1,400,389)      (1,467,610)
                                                       -------------    -------------

                                                          52,546,473       89,906,646

Investment in estimated unguaranteed residual values      19,393,541       19,393,541
                                                       -------------    -------------

Net investment in leveraged leases                        26,279,636       25,175,398
                                                       -------------    -------------

Investment in operating leases
   Equipment at cost                                      25,007,721             --
   Accumulated depreciation                                 (520,618)            --
                                                       -------------    -------------

                                                          24,487,103             --
                                                       -------------    -------------

Investment in financings
   Receivables due in installments                         3,883,984        1,003,883
   Initial direct costs                                        2,394            2,706
   Unearned income                                          (124,681)        (177,836)
   Allowance for doubtful accounts                            (9,611)          (9,611)
                                                       -------------    -------------

                                                           3,752,086          819,142
                                                       -------------    -------------

Investments in unconsolidated joint ventures               4,086,370        4,504,314
                                                       -------------    -------------

Other assets                                               1,528,905        2,082,803
                                                       -------------    -------------

Total assets                                           $ 133,521,151    $ 146,965,750
                                                       =============    =============

                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                                 June 30,       December 31,
                                                                   2001             2000
                                                                   ----             ----

       Liabilities and Partners' Equity

Notes payable - non-recourse                                  $  50,088,068    $  58,056,596
Note payable - recourse                                          23,207,144       23,832,595
Accounts payable - General Partner and affiliates                      --             59,122
Security deposits, deferred credits and other payables            1,273,199        1,056,953
Minority interest in consolidated joint ventures                     45,985           43,492
                                                              -------------    -------------

                                                                 74,614,396       83,048,758

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                 (267,703)        (217,868)
   Limited partners (989,238 and 989,588 units outstanding,
     $100 per unit original issue price)                         59,174,458       64,134,860
                                                              -------------    -------------

     Total partners' equity                                      58,906,755       63,916,992
                                                              -------------    -------------

Total liabilities and partners' equity                        $ 133,521,151    $ 146,965,750
                                                              =============    =============















See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                                  For the Three Months           For the Six Months
                                                     Ended June 30,                Ended June 30,
                                                   2001          2000           2001           2000
                                                   ----          ----           ----           ----

Revenues

Finance income                                 $ 1,712,124    $ 4,008,976   $ 4,215,316    $ 7,524,211
Income from leveraged leases                       552,119        789,377     1,104,238      1,578,754
Rental income                                      930,436           --         930,436           --
(Loss) income from investments in
  unconsolidated joint ventures                   (461,353)       105,123      (417,944)       210,274
Gain on sales of equipment                            --            1,497         5,310          4,144
Interest income and other                           10,940          6,375        33,014         23,886
                                               -----------    -----------   -----------    -----------

   Total revenues                                2,744,266      4,911,348     5,870,370      9,341,269
                                               -----------    -----------   -----------    -----------

Expenses
   Interest                                      1,202,863      1,604,062     2,584,174      3,128,202
   Depreciation expense                            520,618           --         520,618           --
   Management fees - General Partner               397,470        844,408     1,230,523      1,685,177
   General and administrative                      195,356        276,032       369,735        432,626
   Administrative expense reimbursements-
     General Partner                               154,151        264,843       497,377        733,701
   Amortization of initial direct costs            116,542        430,365       287,578        862,133
   Minority interest expense in consolidated
     joint venture                                   1,243          1,260         2,493          2,524
                                               -----------    -----------   -----------    -----------

   Total expenses                                2,588,243      3,420,970     5,492,498      6,844,363
                                               -----------    -----------   -----------    -----------

Net income                                     $   156,023    $ 1,490,378   $   377,872    $ 2,496,906
                                               ===========    ===========   ===========    ===========

Net income allocable to:
   Limited partners                            $   154,463    $ 1,475,474   $   374,093    $ 2,471,937
   General Partner                                   1,560         14,904         3,779         24,969
                                               -----------    -----------   -----------    -----------

                                               $   156,023    $ 1,490,378   $   377,872    $ 2,496,906
                                               ===========    ===========   ===========    ===========

Weighted average number of limited
   partnership units outstanding                   989,238        990,171       989,325        990,205
                                               ===========    ===========   ===========    ===========

Net income per weighted average
   limited partnership unit                    $       .16    $      1.49   $       .38    $      2.50
                                               ===========    ===========   ===========    ===========

See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 2001 and
                        the Year Ended December 31, 2000

                                   (unaudited)

                                 Limited Partner Distributions

                                     Return of  Investment        Limited      General
                                      Capital     Income          Partners     Partner      Total
                                      -------     ------          --------     -------      -----
                                  (Per weighted average unit)

Balance at
   December 31, 1999                                           $ 70,202,099  $(156,961) $ 70,045,138

Limited partnership units
   redeemed (650 units)                                             (37,811)       -         (37,811)

Cash distributions to partners        $6.09       $4.66         (10,641,411)  (107,493)  (10,748,904)

Net income                                                        4,611,983     46,586     4,658,569
                                                               ------------  ---------  ------------

Balance at
   December 31, 2000                                             64,134,860   (217,868)   63,916,992

Limited partnership units
   redeemed (350 units)                                             (16,908)       -         (16,908)

Cash distributions to partners        $5.00       $ .38          (5,317,587)   (53,614)   (5,371,201)

Net income                                                          374,093      3,779       377,872
                                                               ------------  ---------  ------------

Balance at
   June 30, 2001                                               $ 59,174,458  $(267,703) $ 58,906,755
                                                               ============  =========  ============











See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                          2001           2000
                                                                          ----           ----
Cash flows from operating activities:
   Net income                                                         $   377,872    $ 2,496,906
                                                                      -----------    -----------
   Adjustments to reconcile net income to
    net cash (used in) provided by operating activities:
     Finance income portion of receivables paid directly
      to lenders by lessees                                            (3,740,457)    (6,062,450)
     Rental income paid directly to lender by lessee                     (930,436)          --
     Interest expense on non-recourse financing paid
      directly by lessees                                               2,403,214      2,775,456
     Interest accrued on notes payable - recourse                            --          152,346
     Amortization of initial direct costs                                 287,578        862,133
     Depreciation expense                                                 520,618           --
     Income from leveraged leases                                      (1,104,238)    (1,578,754)
     Loss (income) from investments in unconsolidated joint venture       417,944       (210,274)
     Gain on sales of equipment                                            (5,310)        (4,144)
     Minority interest in consolidated joint venture                        2,493          2,524
     Change in operating assets and liabilities:
      Collection of principal - non-financed receivables                  460,398      1,632,535
      Other assets                                                        553,897        331,990
      Security deposits, deferred credits and other payables              216,246       (169,306)
      Accounts payable - General Partner and affiliates                   (59,122)       287,040
      Other                                                               134,338       (123,236)
                                                                      -----------    -----------

        Total adjustments                                                (842,837)    (2,104,140)
                                                                      -----------    -----------

     Net cash (used in) provided by operating activities                 (464,965)       392,766
                                                                      -----------    -----------

Cash flows from investing activities:
   Equipment and receivables purchased                                       --         (166,414)
   Proceeds from sale of equipment                                        729,930        182,399
   Proceeds from sale of interest in consolidated joint venture              --        2,250,000
   Distributions received from unconsolidated joint ventures                 --           90,016
                                                                      -----------    -----------

     Net cash provided by investing activities                            729,930      2,356,001
                                                                      -----------    -----------





                                                        (continued on next page)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                            2001           2000
                                                            ----           ----

Cash flows from financing activities:
   Proceeds from recourse debt                                 --        2,487,611
   Proceeds from notes payable - non recourse             2,111,726           --
   Principal payments on notes payable - recourse          (625,451)    (3,066,749)
   Principal payments on notes payable - non-recourse          --         (337,889)
   Cash distributions to partners                        (5,371,201)    (5,375,595)
   Redemption of limited partnership units                  (16,908)        (6,284)
                                                        -----------    -----------

     Net cash used in financing activities               (3,901,834)    (6,298,906)
                                                        -----------    -----------

Net decrease in cash                                     (3,636,869)    (3,550,139)

Cash at beginning of period                               5,083,906      4,688,025
                                                        -----------    -----------

Cash at end of period                                   $ 1,447,037    $ 1,137,886
                                                        ===========    ===========























See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

     For the six months ended June 30, 2001 and 2000, non-cash activities included the following:

                                                           2001            2000
                                                           ----            ----

Principal and interest on direct finance
   receivables paid directly to lenders by lessees     $ 11,553,032    $ 30,310,284
Rental income - assigned operating lease receivables        930,436            --
Principal and interest on non-recourse
   financing paid directly to lenders by lessees        (12,483,468)    (30,310,284)
                                                       ------------    ------------

                                                       $       --      $       --
                                                       ============    ============

     Interest expense of $2,584,174 and $3,128,202 for the six months ended June 30, 2001 and 2000 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $2,403,214 and $2,775,456 respectively, and interest on notes payable - recourse of $180,960 and $352,746, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 2001

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

     Certain 2000 amounts have been reclassified to conform to the presentation used for 2001.

2.   Redemption of Limited Partnership Units

     There were 350 units of limited partnership redeemed during the six months ended June 30, 2001. Redemption amounts are calculated following the redemption formula specified in the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

3.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2001 and 2000 were as follows:

                              2001           2000
                              ----           ----

Management fees            $1,230,523     $1,685,177      Charged to Operations
Administrative expense
  reimbursements              497,377        733,701      Charged to Operations
                           ----------     ----------

Total                      $1,727,900     $2,418,878
                           ==========     ==========

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

     The net investment in the leveraged leases as of June 30, 2001 consisted of the following:

     Non-cancelable minimum rents receivable (net of
       principal and interest on non-recourse debt)      $   10,002,727
     Estimated unguaranteed residual values                  22,875,000
     Initial direct costs                                       428,330
     Unearned income                                         (7,026,421)
                                                         --------------

                                                         $   26,279,636

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

     Information as to the financial position and results of operations of 1997-A as of and for the six months ended June 30, 2001 is summarized below:

                                            June 30, 2001        June 30, 2000
                                            -------------        -------------

Assets                                       $ 5,196,836          $13,162,724
                                             ===========          ===========

Liabilities                                  $ 4,872,966          $10,160,355
                                             ===========          ===========

Equity                                       $   323,870          $ 3,002,369
                                             ===========          ===========

Partnership's share of equity                $    64,673          $   750,655
                                             ===========          ===========

                                           Six Months Ended    Six Months Ended
                                            June 30, 2001        June 30, 2000
                                            -------------        -------------

Net (loss) income                            $(1,868,675)         $   186,848
                                             ===========          ===========

Partnership's share of net (loss) income     $  (516,524)         $    37,318
                                             ===========          ===========

     1997-A recorded a provision for bad debts of $1,825,000 during the six month period ended June 30, 2001.

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

     Information as to the financial position and results of operations of 1997-B as of and for the six months ended June 30, 2001 is summarized below:

                                             June 30, 2001      June 30, 2000
                                             -------------      -------------

Assets                                        $13,597,728        $24,578,773
                                              ===========        ===========

Liabilities                                   $11,652,865        $22,186,671
                                              ===========        ===========

Equity                                        $ 1,944,863        $ 2,392,102
                                              ===========        ===========

Partnership's share of equity                 $   324,209        $   407,791
                                              ===========        ===========

                                           Six Months Ended    Six Months Ended
                                             June 30, 2001      June 30, 2000
                                             -------------      -------------

Net (loss) income                             $  (311,245)       $   461,992
                                              ===========        ===========

Partnership's share of net (loss) income      $   (51,885)       $    77,014
                                              ===========        ===========

     1997-B recorded a provision for bad debts of $275,000 during the six month period ended June 30, 2001.

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

     Information as to the financial position and results of operations of ICON BF as or June 30, 2001 is summarized below:

                                              June 30, 2001      June 30, 2000
                                              -------------      -------------

Assets                                         $23,911,926        $25,426,982
                                               ===========        ===========

Liabilities                                    $13,287,548        $16,006,365
                                               ===========        ===========

Equity                                         $10,624,378        $ 9,420,617
                                               ===========        ===========

Partnership's share of equity                  $    53,117        $    47,103
                                               ===========        ===========

                                            Six Months Ended    Six Months Ended
                                              June 30, 2001      June 30, 2000
                                              -------------      -------------

Net income                                     $   699,814        $   560,899
                                               ===========        ===========

Partnership's share of net income              $     3,499        $     2,804
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

     As a result of the sales of these interests, at June 30, 2001 and 2000, respectively, L.P. Six and Eight A owned interests aggregating 25.51% and 43.73% in the trust, respectively, with the Partnership owning a 30.76% interest. The trust is operated as a joint venture. Profits, losses, excess cash and disposition proceeds are allocated based upon the Partnerships' percentage ownership interests in the venture during the respective periods the Partnerships held such interests. The Partnership accounts for its investment under the equity method of accounting.

     Information as to the financial position and results of operations of AIC Trust as of and for the six months ended June 30, 2001 is summarized below:

                                          June 30, 2001         June 30, 2000
                                          -------------         -------------

Assets                                     $13,804,295           $18,050,244
                                           ===========           ===========

Liabilities                                $ 6,185,052           $10,910,913
                                           ===========           ===========

Equity                                     $ 7,619,243           $ 7,139,331
                                           ===========           ===========

Partnership's share of equity              $ 2,354,633           $ 2,207,033
                                           ===========           ===========

                                         Six Months Ended      Six Months Ended
                                           June 30, 2001        June 30, 2000
                                           -------------        -------------

Net income                                 $   252,956           $   302,631
                                           ===========           ===========

Partnership's share of net income          $    77,836           $    93,138
                                           ===========           ===========

ICON Cheyenne LLC

     In 2000, the Partnership and three affiliates, L.P. Six, Eight A and ICON Income Fund Eight B ("Eight B") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of lease investments. The purchase price totaled $29,705,716 and was funded with cash and non-recourse debt assumed. The Partnership, L.P. Six, Eight A and Eight B received a 10.31%, 1%, 1% and 87.69% interest, respectively, in ICON Cheyenne. The Partnership accounts for this investment under the equity method of accounting.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Information as to the financial position and results of operations of the joint venture as of and for the six months ended June 30, 2001 is summarized below:

                                                        June 30,  2001
                                                        --------------

      Assets                                             $26,577,444
                                                         ===========

      Liabilities                                        $14,555,068
                                                         ===========

      Equity                                             $12,022,376
                                                         ===========

      Partnership's share of equity                      $ 1,239,507
                                                         ===========

                                                     For the Six Months
                                                     Ended June 30, 2001
                                                     -------------------

      Net income                                         $   621,225
                                                         ===========

      Partnership's share of net income                  $    64,048
                                                         ===========

ICON Aircraft 24846, LLC

     In 2000, the Partnership and two affiliates, Eight A and Eight B formed ICON Aircraft 24846, LLC ("ICON Aircraft") for the purpose of acquiring an investment in an aircraft with a purchase price of $44,515,416, which was funded with cash and non-recourse debt assumed in the purchase price. This aircraft is subject to an operating lease with Scandinavian Airlines System. The Partnership has a 2% interest, with Eight A and Eight B having 2% and 96% interests, respectively. The Partnership accounts for its investment under the equity method of accounting.

     Information as to the financial position and results of operations of the joint venture as of and for the six months ended June 30, 2001 is summarized below:

                                                       June 30, 2001
                                                       -------------

      Assets                                            $43,113,975
                                                        ===========

      Liabilities                                       $40,602,464
                                                        ===========

      Equity                                            $ 2,511,510
                                                        ===========

      Partnership's share of equity                     $    50,231
                                                        ===========

                                                    For the Six Months
                                                    Ended June 30, 2001
                                                    -------------------

      Net income                                        $   254,045
                                                        ===========

      Partnership's share of net income                 $     5,082
                                                        ===========

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

6.       Investment in Operating Leases

     In the second quarter of 2001, the original lease terms of offshore supply vessel leases originally accounted for as direct finance leases expired. The residual values at the expiration of the original lease terms aggregated $25,007,721. These leases were renewed for a three month period with options to extend the lease terms on an additional month-to-month basis. These renewal leases are now accounted for as operating leases.

7.       Investment in Financings

     In 2001, the original lease term of a production facility accounted for as a direct finance lease expired. The residual value at the end of the original lease term was $3,375,000. The underlying equipment was financed under a five-year note agreement. The note received as a result of the financing is included in investment in financings.

     There was no gain or loss recognized when the underlying equipment residual value was financed under the note agreement.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, estimated unguaranteed residual values, leveraged leases, operating leases, financings and investments in unconsolidated joint ventures, representing 42%, 15%, 19%, 18%, 3% and 3% of total investments at June 30, 2001, respectively, and 57%, 23%, 17%, 1% and 2% of total investments at June 30, 2000, respectively.

Results of Operations for the Three Months Ended June 30, 2001 and 2000

     Revenues for the three months ended June 30, 2001 were $2,744,266 representing a decrease of $2,167,082 from 2000. The decrease in revenues resulted primarily from a decrease in finance income of $2,296,852, income from leveraged leases of $237,258 and a loss from investments in joint ventures in 2001 of $461,353 versus income of $105,123 in 2000. The decrease in revenue was partially offset by an increase in rental income of $930,436. The decrease in finance income resulted primarily from (1) a decrease in the average size of the Partnership's lease portfolio, (2) certain leases which were renewed and are generating lower levels of finance income during the respective renewal terms and (3) due to certain finance leases which were renewed in 2001 which are now classified as operating leases during their renewal terms. The decrease in income from leveraged leases resulted from a reassessment of an estimated residual value in the fourth quarter of 2000, which reduced leveraged lease income to be recognized over the remaining lease term. The loss from equity investment in joint ventures in 2001 was due primarily to provisions for bad debts recorded by two of the underlying joint ventures, 1997-A and 1997-B of $1,700,000 and $150,000, respectively, in the 2001 period. The increase in rental income was due to the finance leases which were renewed in 2001 and which are now classified as operating leases. As a result, rentals received relating to such leases are now reported as rental income; prior to the reclassification, such rentals were included as collection of finance lease receivables with the finance portion included in finance income.

     Expenses for the three months ended June 30, 2001 were $2,588,243, representing a decrease of $832,727. The decrease in expenses resulted primarily from a decrease in interest expense of $401,199, management fees - General Partner of $446,938, amortization of initial direct costs of $313,823 and administrative expense reimbursements - General Partner of $110,692, which were partially offset by an increase in depreciation expense of $520,618. Interest expense decreased due to a decrease in the average debt outstanding from 2000 to 2001. The decreases in management fees - General Partner and administrative expense reimbursement - General Partner resulted from the overall decrease in the average size of the Partnership's lease investment portfolio and the timing of rentals received. The increase in depreciation expense was due to leases renewed in 2001 which are now classified as operating leases during their renewal terms. The decrease in amortization of initial direct costs resulted from decreases in the size of the lease investment portfolio.

     Net income for the three months ended June 30, 2001 and 2000 was $156,023 and $1,490,378, respectively. The net income per weighted average limited partnership unit was $.16 and $1.49, for the 2001 and 2000 periods, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

Results of Operations for the Six Months Ended June 30, 2001 and 2000

     Revenues for the six months ended June 30, 2001 were $5,870,370 representing a decrease of $3,470,899 from 2000. The decrease in revenues resulted primarily from a decrease in finance income of $3,308,895, income from leveraged leases of $474,516 and a loss from investments in joint ventures in 2001 of $417,944 versus income of $210,274 in 2000. The decrease in revenue was partially offset by the increase in rental income of $930,436. The decrease in finance income resulted primarily from (1) a decrease in the average size of the Partnership's lease portfolio, (2) certain leases which were renewed and are generating lower levels of finance income during their renewal terms and (3) due to certain finance leases which were renewed in 2001 and which are now classified as operating leases during their renewal terms. The decrease in income from leveraged leases resulted from a reassessment of an estimated residual value in the fourth quarter of 2000, which reduced leveraged lease income to be recognized over the remaining lease term. The loss from equity investment in joint ventures was due primarily to provisions for bad debts recorded by two of the underlying joint ventures, 1997-A and 1997-B of $1,825,000 and $275,000, respectively, in the 2001 period. The increase in rental income was due to the finance leases which were renewed in 2001 and which are now classified as operating leases during their renewal terms. As a result, rentals received relating to such leases are now reported as rental income; prior to the reclassification, such rentals were included as collection of finance lease receivables with the finance portion included in finance income.

     Expenses  for  the  six  months  ended  June  30,  2001  were   $5,492,498,
representing a decrease of $1,351,865. The decrease in expenses resulted primarily from a decrease in interest expense of $544,028, amortization of initial direct costs of $574,555, management fees - General Partner of $454,654 and administrative expense reimbursements - General Partner of $236,324, which were partially offset by an increase in depreciation expense of $520,618. Interest expense decreased due to a decrease in the average debt outstanding from 2000 to 2001. The decrease in management fees - General Partner and administrative expense reimbursement - General Partner resulted from the overall decrease in the average size of the Partnership's lease investment portfolio and the timing of rentals received. The increase in depreciation expense was due to leases renewed in 2001 which are now classified as operating leases during their renewal terms. The decrease in amortization of initial direct cost resulted from a decrease in the size of the lease investment portfolio.

     Net income for the six months ended June 30, 2001 and 2000 was $377,872 and $2,496,906, respectively. The net income per weighted average limited partnership unit was $.38 and $2.50, for the 2001 and 2000 periods, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the six months ended June 30, 2001 and 2000 were provided by sale proceeds of $729,930 and $2,432,399 in 2001 and 2000, respectively, and $2,111,726 and $2,487,611 of borrowings in 2001 and 2000, respectively. These funds along with available cash balances were used primarily to make payments on borrowings and fund cash distributions to partners. Cash distributions to partners for the six months ended June 30, 2001 and 2000 totaled $5,371,201 and $5,375,595, respectively.


     As of June 30, 2001 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

     The Partnership borrows funds under two floating rate lines of credit and is therefore exposed to interest rate risk until the floating rate lines of credit are repaid. The Partnership's borrowings under floating rate lines of credit as of June 30, 2001 was $4,551,762. The Partnership believes the risk associated with rising interest rates under these lines are not significant.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2001.

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

                                   ICON Cash Flow Partners L. P. Seven
                                   File No. 33-94458 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.




   August 10, 2001                 /s/ Thomas W. Martin
---------------------              ---------------------------------------------
          Date                     Thomas W. Martin
                                   Executive Vice President
                                   (Principal financial and accounting officer
                                   of the General Partner of the Registrant)