Form 10-Q
period 2001-09-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 2001-11-14
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                 September 30, 2001
                     -----------------------------------------------------------

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


                    100 Fifth Avenue New York, New York 10011
--------------------------------------------------------------------------------
  (Address of principal executive offices)                           (Zip code)


                                 (212) 418-4700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                        September 30,     December 31,
                                                            2001             2000
                                                            ----             ----

       Assets

Cash ...............................................   $   2,651,453    $   5,083,906
                                                       -------------    -------------

Investment in finance leases
   Minimum rents receivable ........................      25,772,791       42,346,689
   Estimated unguaranteed residual values ..........      30,395,781       64,929,338
   Initial direct costs ............................         384,898          296,890
   Unearned income .................................     (11,413,277)     (16,198,661)
   Allowance for doubtful accounts .................      (1,406,374)      (1,467,610)
                                                       -------------    -------------

                                                          43,733,819       89,906,646

Investment in estimated unguaranteed residual values      19,393,541       19,393,541
                                                       -------------    -------------

Net investment in leveraged leases .................      26,831,755       25,175,398
                                                       -------------    -------------

Investment in operating leases
   Equipment at cost ...............................   $   4,548,536             --
   Accumulated depreciation ........................        (200,725)            --
                                                       -------------    -------------

                                                           4,347,811             --
                                                       -------------    -------------

Equipment held for re-lease or sale ................      19,379,264             --
                                                       -------------    -------------

Investment in financings
   Receivables due in installments .................       3,573,464        1,003,883
   Initial direct costs ............................           2,252            2,706
   Unearned income .................................        (115,228)        (177,836)
   Allowance for doubtful accounts .................          (9,611)          (9,611)
                                                       -------------    -------------
                                                           3,450,877          819,142
                                                       -------------    -------------

Investments in unconsolidated joint ventures .......       3,879,548        4,504,314
                                                       -------------    -------------

Other assets .......................................       1,144,339        2,082,803
                                                       -------------    -------------

Total assets .......................................   $ 124,812,407    $ 146,965,750
                                                       =============    =============


                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                                September 30,    December 31,
                                                                   2001             2000
                                                                   ----             ----

       Liabilities and Partners' Equity

Notes payable - non-recourse ..............................   $  42,083,525    $  58,056,596
Note payable - recourse ...................................      20,357,403       23,832,595
Accounts payable - General Partner and affiliates .........         620,830           59,122
Security deposits, deferred credits and other payables ....       1,043,807        1,056,953
Minority interest in consolidated joint ventures ..........       3,329,258           43,492
                                                              -------------    -------------

                                                                 67,434,823       83,048,758

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ........................................        (282,681)        (217,868)
   Limited partners (988,608 and 989,588 units outstanding,
     $100 per unit original issue price) ..................      57,660,265       64,134,860
                                                              -------------    -------------

     Total partners' equity ...............................      57,377,584       63,916,992
                                                              -------------    -------------

Total liabilities and partners' equity ....................   $ 124,812,407    $ 146,965,750
                                                              =============    =============















See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                                   For the Three Months             For the Nine Months
                                                   Ended September 30,              Ended September 30,
                                                   2001            2000             2001           2000
                                                   ----            ----             ----           ----

Revenues


Finance income .............................   $  1,831,988    $  4,664,280    $  6,047,304    $ 12,795,317
Income from leveraged leases ...............        552,119         789,377       1,656,357       2,368,131
Rental income ..............................      1,379,547            --         2,309,983            --
(Loss) income from investments in
  unconsolidated joint ventures ............        (41,969)        (33,708)       (459,913)        176,566
Gain on sales of equipment .................        463,362         125,013         468,672         129,157
Interest income and other ..................          9,942          88,842          42,956         112,728
                                               ------------    ------------    ------------    ------------

   Total revenues ..........................      4,194,989       5,633,804      10,065,359      15,581,899
                                               ------------    ------------    ------------    ------------

Expenses
   Interest ................................      1,035,560       2,176,846       3,619,734       5,797,783
   Depreciation expense ....................        760,026            --         1,280,644            --
   Management fees - General Partner .......        657,366         850,246       1,887,889       2,535,423
   General and administrative ..............        198,720         216,781         568,455         649,407
   Administrative expense reimbursements-
     General Partner .......................        169,708         190,850         667,085         924,551
   Amortization of initial direct costs ....        177,006         446,913         464,584       1,423,137
   Minority interest expense in consolidated
     joint venture .........................          9,866             840          12,359           3,364
                                               ------------    ------------    ------------    ------------

   Total expenses ..........................      3,088,252       3,882,476       8,500,750      11,333,665
                                               ------------    ------------    ------------    ------------

Net income .................................   $  1,186,737    $  1,751,328    $  1,564,609    $  4,248,234
                                               ============    ============    ============    ============

Net income allocable to:
   Limited partners ........................   $  1,174,870    $  1,733,815    $  1,548,963    $  4,205,752
   General Partner .........................         11,867          17,513          15,646          42,482
                                               ------------    ------------    ------------    ------------

                                               $  1,186,737    $  1,751,328    $  1,564,609    $  4,248,234
                                               ============    ============    ============    ============

Weighted average number of limited
   partnership units outstanding ...........        988,923         989,813         989,279         990,074
                                               ============    ============    ============    ============

Net income per weighted average
   limited partnership unit ................   $       1.19    $       1.75    $       1.57    $       4.25
                                               ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 2001 and
                        the Year Ended December 31, 2000

                                   (unaudited)

                                   Limited Partner Distributions

                                      Return of    Investment         Limited      General
                                       Capital       Income          Partners      Partner      Total
                                       -------       ------          --------      -------      -----
                                    (Per weighted average unit)

Balance at
   December 31, 1999                                               $ 70,202,099  $(156,961) $ 70,045,138

Limited partnership units
   redeemed (650 units)                                                 (37,811)       -         (37,811)

Cash distributions to partners        $  6.09       $  4.66         (10,641,411)  (107,493)  (10,748,904)

Net income                                                            4,611,983     46,586     4,658,569
                                                                   ------------  ---------  ------------

Balance at
   December 31, 2000                                                 64,134,860   (217,868)   63,916,992

Limited partnership units
   redeemed (980 units)                                                 (47,285)       -         (47,285)

Cash distributions to partners        $  6.50       $  1.57          (7,976,273)   (80,459)   (8,056,732)

Net income                                                            1,548,963     15,646     1,564,609
                                                                   ------------  ---------  ------------

Balance at
   September 30, 2001                                              $ 57,660,265  $(282,681) $ 57,377,584
                                                                   ============  ========== ============











See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                                    2001             2000
                                                                                    ----             ----
Cash flows from operating activities:
   Net income                                                                   $  1,564,609    $  4,248,234
                                                                                ------------    ------------
   Adjustments to reconcile net income to
    net cash (used in) provided by operating activities:
     Finance income portion of receivables paid directly
      to lenders by lessees                                                       (5,382,101)     (9,443,755)
     Rental income paid directly to lender by lessee                              (2,309,983)           --
     Interest expense on non-recourse financing paid
      directly by lessees                                                          3,066,767       5,234,442
     Amortization of initial direct costs                                            464,584       1,423,137
     Depreciation expense                                                          1,280,644            --
     Income from leveraged leases                                                 (1,656,357)     (2,368,131)
     Loss (income) from investments in unconsolidated joint venture                  459,913        (176,566)
     Gains on sales of equipment                                                    (468,672)       (129,157)
     Minority interest expense in consolidated joint venture                          12,359           3,364
     Change in operating assets and liabilities:
      Collection of principal - non-financed receivables                             656,848       2,382,272
      Other assets                                                                   938,464         142,692
      Security deposits, deferred credits and other payables                         (13,146)       (643,059)
     Interest accrued on notes payable - recourse                                       --           162,355
     Accounts payable - General Partner and affiliates                               561,708        (101,333)
      Other                                                                         (209,636)        (21,121)
                                                                                ------------    ------------

        Total adjustments                                                         (2,598,608)     (3,534,860)
                                                                                ------------    ------------

     Net cash (used in) provided by operating activities                          (1,033,999)        713,374
                                                                                ------------    ------------

Cash flows from investing activities:
   Equipment and receivables purchased                                                  --       (14,892,241)
   Proceeds from sales of equipment                                                4,708,089       3,717,767
   Proceeds from sales of interests in consolidated joint venture                  3,273,407       2,250,000
   Acquisition of minority interest in consolidated joint venture                       --        (2,362,500)
   Distributions from unconsolidated joint venture                                   165,136         114,784
   Acquisition of interest in unconsolidated joint venture                              (283)           --
   Liquidation of investment in unguaranteed
     residual value                                                                     --        12,325,000
                                                                                ------------    ------------

     Net cash provided by investing activities                                     8,146,349       1,152,810
                                                                                ------------    ------------

                                                        (continued on next page)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                     For the Nine Months Ended September 30,

                                   (unaudited)


                                                               2001            2000
                                                               ----            ----

Cash flows from financing activities:
   Proceeds from non-recourse debt                                 --        15,819,651
   Proceeds from recourse debt                                     --         2,775,111
   Proceeds from notes payable - non recourse                 2,111,726            --
   Principal payments on notes payable - recourse            (3,475,192)     (6,756,958)
   Principal payments on notes payable - non-recourse           (77,320)     (2,764,636)
   Cash distributions to partners                            (8,056,732)     (8,062,758)
   Redemption of limited partnership units                      (47,285)        (37,252)
                                                           ------------    ------------

     Net cash (used in) provided by financing activities     (9,544,803)        973,158
                                                           ------------    ------------

Net (decrease) increase in cash                              (2,432,453)      2,839,342

Cash at beginning of period                                $  5,083,906       4,688,025
                                                           ------------    ------------

Cash at end of period                                      $  2,651,453    $  7,527,367
                                                           ============    ============





















See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)






Supplemental Disclosure of Cash Flow Information

     For the six months ended September 30, 2001 and 2000, non-cash activities included the following:

                                                           2001            2000
                                                           ----            ----

Principal and interest on direct finance
   receivables paid directly to lenders by lessees    $ 18,764,261    $ 34,586,539
Rental income  assigned operating lease receivables      2,309,983
Principal and interest on non-recourse
   financing paid directly to lenders by lessees       (21,074,244)    (34,586,539)
                                                      ------------    ------------

                                                      $      --       $       --
                                                      ============    ============

     Interest expense of $3,619,734 and $5,797,783 for the nine months ended September 30, 2001 and 2000 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $3,066,767 and $5,234,442 respectively, and interest on notes payable - recourse of $552,967 and $563,341, respectively.

                                                            2001           2000
                                                            ----           ----

Transfer of finance lease residual to operating leases   $25,007,721   $      --
                                                         ===========   ===========

Transfer of operating leases to equipment held for
  re-lease or sale (net of accumulated depreciation)     $19,379,264   $      --
                                                         ===========   ===========

Transfer of finance lease residual to investment
  in financings                                          $ 3,375,000   $      --
                                                         ===========   ===========


                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2001


                                   (unaudited)
1.   Basis of Presentation

     The consolidated financial statements of ICON Cash Flow Partners L.P. Seven (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2000 Annual Report on Form 10-K.


2.   Redemption of Limited Partnership Units

     There were 980 units of limited partnership redeemed during the nine months ended September 30, 2001. Redemption amounts are calculated following the redemption formula specified in the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

3.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2001 and 2000 were as follows:


                              2001           2000
                              ----           ----

Management fees            $1,887,889     $2,535,423  Charged to Operations
Administrative expense
  reimbursements              667,085        924,551  Charged to Operations
                           ----------     ----------

Total                      $2,554,974     $3,459,974
                           ==========     ==========

     The Partnership has formed eight joint ventures with affiliates for the purpose of acquiring and managing various assets. (See Note 5 for additional information relating to the joint ventures.)

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

The net investment in the leveraged leases as of September 30, 2001 consisted of the following:

Non-cancelable minimum rents receivable (net of
  principal and interest on non-recourse debt)    $ 10,002,727
Estimated unguaranteed residual values              22,875,000
Initial direct costs                                   381,893
Unearned income                                     (6,427,865)
                                                  ------------

                                                  $ 26,831,755

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


5.   Investments in Joint Ventures

     The Partnership and affiliates formed ten joint ventures for the purpose of acquiring and managing various assets.

     The four joint ventures described below are majority owned and are consolidated with the Partnership.


ICON Cash Flow Partners L.L.C. III

     On December 31, 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E") formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10-30 and cost $11,429,751. The lease is a leveraged lease and the lease term expires in March 2003 (see Note 4). Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's financial statements include 100% of the assets and liabilities of ICON Cash Flow LLC III. Series E's investment in ICON Cash Flow LLC III has been reflected as "Minority interest in consolidated joint ventures."

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)
             Notes to Consolidated Financial Statements - Continued



Seacor Joint Ventures

     On July 13, 2001, the Partnership and ICON Cash Flow Partners L.P. Eight B ("Eight B") formed three joint ventures known as "ICON/Janson Graham LLC, "ICON/Pearl Graham LLC" and "ICON/Amanda Graham LLC", the three of which are referred to collectively as the "Seacor Joint Ventures". The Partnership contributed three offshore supply vessels with a net book and approximate market value of $7,595,271, and L.P. Eight B contributed $3,273,407 in cash into the Seacor Joint Ventures. The Partnership and Eight B received 69.88% and 30.12% ownership interests, respectively, in the Seacor Joint Ventures as a result of these contributions.

     Eight B has the right during the first year of the ventures to sell any of its three joint venture interests to the Partnership at a price equal to 110% of its outstanding investment balance for any vessel that is not generating rental revenue for a three month period. The Partnership has the right during the first year of the venture to purchase any of Eight B's three joint venture interests at a price equal to 105% of Eight B's outstanding investment balance for any vessel that is not generating rental revenue for a three month period. The vessels were subject to operating leases during the quarter ended September 30, 2001, however, the leases expired and currently all three vessels are off-lease.

     The Partnership's financial statements include 100% of the assets and liabilities of the Seacor Joint Ventures. The vessels are included under the caption Equipment held for re-lease or sale (see Note 6). Eight B's interest in the Seacor Joint Ventures is reflected as "Minority interest in consolidated joint ventures."

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

     Information as to the financial position and results of operations of 1997-A as of and for the nine months ended September 30, 2001 and 2000 is summarized on the following page:

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)
             Notes to Consolidated Financial Statements - Continued



                                      September 30, 2001   September 30, 2000

Assets                                 $     2,317,470     $       10,906,111
                                       ===============     ==================

Liabilities                            $     2,020,887     $        8,391,992
                                       ===============     ==================

Equity                                 $       296,583     $        2,514,119
                                       ===============     ==================

Partnership's share of equity          $        59,225     $          645,406
                                       ===============     ==================


                                       Nine Months Ended    Nine Months Ended
                                      September 30, 2001    September 30, 2000

Net (loss) income                      $    (1,895,962)    $         (340,318)
                                       ================    ==================

Partnership's share of net loss        $      (521,972)    $          (67,930)
                                       ===============     ==================

Distributions                          $         -         $          450,866
                                       ===============     ==================

Partnership's share of distributions   $         -         $          140,629
                                       ===============     ==================


     1997-A recorded a provision for bad debts of $1,825,000 during the nine month period ended September 30, 2001, and $500,000 for the nine month period ended September 30, 2000.

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

     Information as to the financial position and results of operations of 1997-B as of and for the nine months ended September 30, 2001 is summarized on the following page:

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)
             Notes to Consolidated Financial Statements - Continued



                                          September 30, 2001    September 30, 2000

Assets                                     $    11,785,339     $       21,338,478
                                           ===============     ==================

Liabilities                                $    10,598,827     $       18,843,767
                                           ===============     ==================

Equity                                     $     1,186,512     $        2,494,711
                                           ===============     ==================

Partnership's share of equity              $       197,792     $          415,868
                                           ===============     ==================

                                           Nine Months Ended      Nine Months Ended
                                          September 30, 2001     September 30, 2000

Net (loss) income                          $    (1,069,591)    $          659,027
                                           ================    ==================

Partnership's share of net (loss) income   $      (178,302)    $          109,860
                                           ================    ==================

     1997-B recorded a provision for bad debts of $1,055,114 during the nine month period ended September 30, 2001.

ICON Boardman Funding L.L.C.

     In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Six and ICON Income Fund Eight A L.P. ("Eight A") formed ICON Boardman Funding L.L.C. ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Six, and Eight A received a
 .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership's original investment was recorded at cost of $56,960 and is adjusted by its share
of  earnings,  losses  and  distributions,   thereafter.  As  a  result  of  the
liquidation of Series C, ICON BF acquired Series C's interest in September 2001 at a cost of $56,370, which approximated market value. Series C recognized no gain or loss on the sale of its interest. The $56,370 purchase price was funded by the Partnership, L.P. Six and Eight A in accordance with their remaining interests' in ICON BF. The Partnership's share of the purchase price was $ 283. The remaining interests' in ICON BF as of and on September 30, 2001 are .5025%,
 .5025% and 98.995% for the Partnership, LP Six, and Eight A respectively.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)
             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of ICON BF as or September 30, 2001 and 2000 is summarized below:

                                    September 30, 2001   September 30, 2000

Assets                               $    24,252,534    $       26,055,869
                                     ===============    ==================

Liabilities                          $    13,301,458    $       16,003,804
                                     ===============    ==================

Equity                               $    10,951,076    $       10,052,065
                                     ===============    ==================

Partnership's share of equity        $        55,040    $           48,637
                                     ===============    ==================


                                     Nine Months Ended   Six Months Ended
                                    September 30, 2001   September 30, 2000

Net income                           $     1,027,862    $          867,657
                                     ===============    ==================

Partnership's share of net income    $         5,139    $            4,337
                                     ===============    ==================

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

     As a result of the sales of these interests, at September 30, 2001 and 2000, respectively, L.P. Six and Eight A owned interests aggregating 25.51% and 43.73% in the trust, respectively, with the Partnership owning a 30.76% interest. The trust is operated as a joint venture. Profits, losses, excess cash and disposition proceeds are allocated based upon the Partnerships' percentage ownership interests in the venture during the respective periods the Partnerships held such interests. The Partnership accounts for its investment under the equity method of accounting.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)
                    Notes to Financial Statements - Continued

     Information as to the financial position and results of operations of AIC Trust as of and for the nine months ended September 30, 2001 and 2000 is summarized below:

                                     September 30, 2001     September 30, 2000

Assets                                $    13,405,657        $    17,681,716
                                      ===============        ===============

Liabilities                           $     6,138,074        $    10,421,507
                                      ===============        ===============

Equity                                $     7,267,583        $     7,260,209
                                      ===============        ===============

Partnership's share of equity         $     2,246,880        $     2,244,212
                                      ===============        ===============

                                      Nine Months Ended      Nine Months Ended
                                     September 30, 2001     September 30, 2000

Net income                            $       439,449        $       423,509
                                      ===============        ===============

Partnership's share of net income     $       135,219        $       130,299
                                      ===============        ===============

Distributions                         $       536,853        $          -
                                      ===============        ===============


Partnership's share of distributions  $       165,136        $          -
                                      ===============        ===============

ICON Cheyenne LLC

     In the fourth quarter of 2000, the Partnership and three affiliates, L.P. Six, Eight A and ICON Income Fund Eight B ("Eight B") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of lease investments. The purchase price totaled $29,705,716 and was funded with cash and non-recourse debt assumed. The Partnership, L.P. Six, Eight A and Eight B received a 10.31%, 1%, 1% and 87.69% interest, respectively, in ICON Cheyenne. The Partnership accounts for this investment under the equity method of accounting.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)
                    Notes to Financial Statements - Continued

     Information as to the financial position and results of operations of the joint venture as of and for the nine months ended September 30, 2001 is summarized below:

                                            September 30, 2001

Assets                                        $    26,064,505
                                              ===============

Liabilities                                   $    13,772,128
                                              ===============

Equity                                        $    12,292,377
                                              ===============

Partnership's share of equity                 $     1,267,344
                                              ===============

                                              Nine Months Ended
                                             September 30, 2001

Net income                                    $       891,227
                                              ===============

Partnership's share of net income             $        91,885
                                              ===============

ICON Aircraft 24846, LLC

     In the fourth quarter of 2000, the Partnership and two affiliates, Eight A and Eight B formed ICON Aircraft 24846, LLC ("ICON Aircraft") for the purpose of acquiring an investment in an aircraft with a purchase price of $44,515,416, which was funded with cash and non-recourse debt assumed in the purchase price. This aircraft is subject to an operating lease with Scandinavian Airlines System. The Partnership has a 2% interest, with Eight A and Eight B having 2% and 96% interests, respectively. The Partnership accounts for its investment under the equity method of accounting.

     Information as to the financial position and results of operations of the joint venture as of and for the nine months ended September 30, 2001 is summarized below:

                                           September 30, 2001

Assets                                       $    42,445,595
                                             ===============

Liabilities                                  $    39,782,306
                                             ===============

Equity                                       $     2,663,289
                                             ===============

Partnership's share of equity                $        53,267
                                             ===============

                                             Nine Months Ended
                                            September 30, 2001

Net income                                   $       405,824
                                             ===============

Partnership's share of net income            $         8,118
                                             ===============

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)
                    Notes to Financial Statements - Continued

6.   Investment in Operating Leases and Equipment Held for Re-lease or Sale

     In the second quarter of 2001, the original lease terms of six offshore supply vessel leases originally accounted for as direct finance leases expired. The residual values at the expiration of the original lease terms aggregated $25,007,721. These leases were renewed for a three month period with options to extend the lease terms on an additional month-to-month basis. As of September 30, 2001, five of these vessels were off-lease and one vessel was under a month-to-month lease. The Partnership is seeking to re-lease or sell the five vessels presently off-lease. The five off-lease vessels are included on the balance sheet as Equipment held for re-lease or sale while the other vessel is included on the balance sheet as an operating lease. Three of the off-lease vessels relate to the Seacor Joint Ventures (see Note 5).

7.   Investment in Financings

     In 2001, the original lease term of a production facility equipment accounted for as a direct finance lease expired. The residual value at the end of the original lease term was $3,375,000. The underlying equipment was sold and financed under a five-year note agreement. The note received as a result of the financing is included in investment in financings.

     There was no gain or loss recognized when the underlying equipment residual value was financed under the note agreement.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, estimated unguaranteed residual values, leveraged leases, operating leases, equipment offline financings and investments in unconsolidated joint ventures, representing 36%, 16%, 22%, 4%, 16%, 3% and 3% of total investments at September 30, 2001, respectively, and 63%,15%, 19%, 0%, 0%, 1% and 2% of total investments at September 30, 2000, respectively.

Results of Operations for the Three Months Ended September 30, 2001 and 2000

     Revenues for the three months ended September 30, 2001 were $4,194,989 representing a decrease of $1,438,815 from 2000. The decrease in revenues resulted primarily from decreases in finance income of $2,832,292 and income from leveraged leases of $237,258. The decrease in revenue was partially offset by increases in rental income of $1,379,547 and gain on sales of equipment of $338,349. The decrease in finance income resulted primarily from (1) a decrease in the average size of the Partnership's lease portfolio, (2) certain leases which were renewed and are generating lower levels of finance income during the respective renewal terms and (3) certain finance leases which were renewed in 2001 are now classified as operating leases during their renewal terms. The decrease in income from leveraged leases resulted from a reassessment of an estimated residual value in the fourth quarter of 2000, which reduced leveraged lease income to be recognized over the remaining lease term. The increase in rental income was due to the finance leases which were renewed in 2001 and which are now classified as operating leases. As a result, rentals received relating to such leases are now reported as rental income; prior to the reclassification, such rentals were included as collection of finance lease receivables with the finance portion included in finance income. Gain on sales of equipment increased primarily due to the two large sale transactions which were consummated in the 2001 period related to computer equipment formerly on lease to America Online, Inc.

     Expenses for the three months ended September 30, 2001 were $3,088,252, representing a decrease of $794,224 from 2000. The decrease in expenses resulted primarily from decreases in interest expense of $1,141,286, management fees - General Partner of $192,880, amortization of initial direct costs of $269,907 and administrative expense reimbursements - General Partner of $21,142, which were partially offset by increases in depreciation expense of $760,026 and minority interest expense of $9,026. Interest expense decreased due to a decrease in the average debt outstanding from 2000 to 2001. The decreases in management fees - General Partner and administrative expense reimbursement - General Partner resulted from the overall decrease in the average size of the Partnership's lease investment portfolio and the timing of rentals received. The decrease in amortization of initial direct costs resulted from the decrease in the average size of the lease investment portfolio. The increase in depreciation expense was due to leases renewed in 2001 which are now classified as operating leases during their renewal terms. The increase in minority interest expense was due to the origination in the 2001 period of the Seacor joint venture with ICON Cash Flow Partners L.P. Eight B.

     Net income for the three months ended September 30, 2001 and 2000 was $1,186,737 and $1,751,328, respectively. The net income per weighted average limited partnership unit outstanding was $1.19 and $1.75, for the 2001 and 2000 periods, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)



Results of Operations for the Nine Months Ended September 30, 2001 and 2000

     Revenues for the nine months ended September 30, 2001 were $10,065,359, representing a decrease of $5,516,540 from 2000. The decrease in revenues resulted primarily from a decreases in finance income of $6,748,013, income from leveraged leases of $711,774 and a loss from investments in joint ventures in 2001 of $459,913 versus income of $176,566 in 2000. The decrease in revenue was partially offset by the increase in rental income of $2,309,983 and gain on sale of equipment of $339,515. The decrease in finance income resulted primarily from
(1) a decrease in the average size of the Partnership's lease portfolio due to sales of leased equipment and lease reclassifications (2) certain leases which were renewed and are generating lower levels of finance income during their renewal terms and (3) due to certain finance leases which were renewed in 2001 and which are now classified as operating leases during their renewal terms. The decrease in income from leveraged leases resulted from a reassessment of an estimated residual value in the fourth quarter of 2000, which reduced leveraged lease income to be recognized over the remaining lease term. The loss from equity investment in joint ventures in 2001 was due primarily to provisions for bad debts recorded by two of the underlying joint ventures, 1997-A and 1997-B of $1,825,000 and $1,055,114, respectively. The increase in rental income was due to the finance leases which were renewed in 2001 and which are now classified as operating leases during their renewal terms. As a result, rentals received relating to such leases are now reported as rental income; prior to the reclassification, such rentals were included as collection of finance lease receivables with the finance portion included in finance income. The increase in gain or sales of equipment was due to two large sale transactions which were consummated in the third quarter of 2001 related to equipment formerly leased to America Online, Inc.

     Expenses  for the nine months  ended  September  30, 2001 were  $8,500,750, representing  a decrease  of  $2,832,915  from 2000.  The  decrease  in expenses resulted primarily from decreases in interest expense of $2,178,049, amortization of initial direct costs of $958,553, management fees - General Partner of $647,534 and administrative expense reimbursements - General Partner of $257,466, which were partially offset by an increase in depreciation expense of $1,280,644. Interest expense decreased due to a decrease in the average debt outstanding from 2000 to 2001. The decrease in management fees - General Partner and administrative expense reimbursements - General Partner resulted from the overall decrease in the average size of the Partnership's lease investment portfolio and the timing of rentals received. The decrease in amortization of initial direct cost resulted from the decrease in the average size of the lease investment portfolio. The increase in depreciation expense was due to leases renewed in 2001 which are now classified as operating leases during their renewal terms.

     Net income for the nine months ended September 30, 2001 and 2000 was $1,564,609 and $4,248,234, respectively. The net income per weighted average limited partnership unit was $1.57 and $4.25, for the 2001 and 2000 periods, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)



Liquidity and Capital Resources

     The Partnership's primary sources of funds for the nine months ended September 30, 2001 and 2000 were provided by sale proceeds of $4,708,089 in 2001 and $3,717,767 in 2000, proceeds from the sale of interests in consolidated joint ventures of $3,273,407 and $2,250,000 in 2000, and $2,111,726 and
$18,594,762 of borrowings in 2001 and 2000, respectively. These funds along with available cash balances were used primarily to make payments on borrowings and fund cash distributions to partners in 2001 and 2000, and to acquire equipment under lease in 2000. Cash distributions to partners for the nine months ended September 30, 2001 and 2000 totaled $8,056,732 and $8,062,758, respectively.

     The Partnership is monitoring closely the impact of a slowing economy and the terrorist attacks of September 11, 2001 on its lessees in certain industries, including the airline industry. However, as of September 30, 2001 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

     The Partnership borrows funds under two floating rate lines of credit and is therefore exposed to interest rate risk until the floating rate lines of credit are repaid. The Partnership's borrowing under a floating rate line of credit as of September 30, 2001 was $1,344,291. The Partnership believes the risk associated with rising interest rates under this line is not significant.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)





PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 2001.

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

                                 ICON Cash Flow Partners L. P. Seven
                                 File No. 33-94458 (Registrant)
                                 By its General Partner,
                                 ICON Capital Corp.




November 13, 2001                /s/ Thomas W. Martin
-----------------                -----------------------------------------------
       Date                      Thomas W. Martin
                                 Executive Vice President
                                 (Principal financial and accounting officer
                                 of the General Partner of the Registrant)