Form 10-Q/A
period 2001-09-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 2002-01-08
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A
                                    (Amended)



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                 September 30, 2001
                     ----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the transition period from                        to
                              ------------------------    ----------------------

Commission File Number                               33-94458
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                          September 30,     December 31,
                                                              2001            2000
                                                          -------------    -------------

       Assets

Cash                                                     $ 2,651,453      $   5,083,906
                                                         -------------    -------------

Investment in finance leases
   Minimum rents receivable                               25,772,791         42,346,689
   Estimated unguaranteed residual values                 30,395,781         64,929,338
   Initial direct costs                                      384,898            296,890
   Unearned income                                       (11,413,277)       (16,198,661)
   Allowance for doubtful accounts                        (1,406,374)        (1,467,610)
                                                       -------------       -------------

                                                          43,733,819         89,906,646
                                                       --------------      -------------

Investment in estimated unguaranteed residual values      19,393,541         19,393,541
                                                        -------------     --------------

Net investment in leveraged leases                        26,831,755         25,175,398
                                                       -------------      -------------

Investment in operating leases
   Equipment at cost                                   $   4,548,536            --
   Accumulated depreciation                                 (200,725)           --
                                                       -------------      -------------

                                                           4,347,811            --
                                                       -------------      -------------

Equipment held for re-lease or sale                       19,379,264            --
                                                       -------------      -------------

Investment in financings
   Receivables due in installments                        3,573,464          1,003,883
   Initial direct costs                                       2,252              2,706
   Unearned income                                         (115,228)          (177,836)
   Allowance for doubtful accounts                           (9,611)            (9,611)
                                                       ------------       ------------
                                                          3,450,877            819,142
                                                      ------------       -------------

Investments in unconsolidated joint ventures              3,879,548          4,504,314
                                                      -------------      -------------

Other assets                                              1,144,339          2,082,803
                                                      -------------      -------------

Total assets                                         $ 124,812,407       $ 146,965,750
                                                     =============       =============

                                                       (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                                 September 30,  December 31,
                                                                     2001          2000
                                                                 ------------   ------------

       Liabilities and Partners' Equity

Notes payable - non-recourse                                    $  42,083,525    $  58,056,596
Note payable - recourse                                            20,357,403       23,832,595
Accounts payable - General Partner and affiliates                     620,830           59,122
Security deposits, deferred credits and other payables              1,043,807        1,056,953
Minority interest in consolidated joint ventures                    3,329,258           43,492
                                                                -------------    -------------

                                                                   67,434,823       83,048,758
                                                                -------------    -------------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                   (282,681)        (217,868)
   Limited partners (988,608 and 989,588 units outstanding,
     $100 per unit original issue price)                           57,660,265       64,134,860
                                                                -------------    -------------

     Total partners' equity                                        57,377,584       63,916,992
                                                                -------------    -------------

Total liabilities and partners' equity                          $ 124,812,407    $ 146,965,750
                                                                =============    =============

                                                       (continued on next page)

See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                                    For the Three Months          For the Nine Months
                                                    Ended September 30,           Ended September 30,
                                                     2001         2000            2001           2000
                                                     ----         ----            ----           ----


Revenues

Finance income                                    $ 1,831,988    $ 4,664,280    $ 6,047,304    $ 12,795,317
Income from leveraged leases                          552,119        789,377      1,656,357       2,368,131
Rental income                                       1,379,547          --         2,309,983           --
(Loss) income from investments in
  unconsolidated joint ventures                      (41,969)        (33,708)      (459,913)        176,566
Gain on sales of equipment                           463,362         125,013        468,672         129,157
Interest income and other                              9,942          88,842         42,956         112,728
                                                 ------------   ------------    ------------    ------------

   Total revenues                                  4,194,989       5,633,804     10,065,359      15,581,899
                                                 ------------    ------------   ------------    ------------

Expenses
   Interest                                        1,035,560       2,176,846     3,619,734         5,797,783
   Depreciation expense                              760,026            --       1,280,644            --
   Management fees - General Partner                 657,366         850,246     1,887,889         2,535,423
   General and administrative                        198,720         216,781       568,455           649,407
   Administrative expense reimbursements-
     General Partner                                 169,708         190,850       667,085           924,551
   Amortization of initial direct costs              177,006         446,913       464,584         1,423,137
   Minority interest expense in consolidated
     joint venture                                     9,866             840        12,359             3,364
                                                ------------    ------------    ------------    ------------

   Total expenses                                  3,008,252       3,882,476     8,500,750        11,333,665
                                                ------------    ------------    ------------    ------------

Net income                                      $  1,186,737    $  1,751,328   $ 1,564,609      $  4,248,234
                                                ============    ============    ============    ============

Net income allocable to:
   Limited partners                             $  1,174,870    $  1,733,815   $  1,548,963    $  4,205,752
   General Partner                                    11,867          17,513         15,646          42,482
                                                ------------    ------------    ------------    ------------

                                                $  1,186,737    $  1,751,328   $  1,564,609    $  4,248,234
                                                ============    ============    ============    ============

Weighted average number of limited
   partnership units outstanding                     988,923         989,813         989,279         990,074
                                                ============    ============    ============    ============

Net income per weighted average
   limited partnership unit                     $       1.19    $       1.75   $       1.57    $       4.25
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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 2001 and
                        the Year Ended December 31, 2000

                                   (unaudited)

                                   Limited Partner Distributions

                                      Return of      Investment     Limited         General
                                       Capital        Income        Partners       Partner           Total
                                    ------------      -------     ------------    ------------    ------------
                                    (Per weighted average unit)

Balance at
   December 31, 1999                                               $  70,202,099 $  (156,961)       $ 70,045,138

Limited partnership units
   redeemed (650 units)                                                 (37,811)      --                 (37,811)

Cash distributions to partners        $ 6.09         $ 4.66         (10,641,411)   (107,493)         (10,748,904)

Net income                                                             4,611,983     46,586            4,658,569
                                                                   ------------  ------------        ------------

Balance at
   December 31, 2000                                                 64,134,860    (217,868)          63,916,992

Limited partnership units
   redeemed (980 units)                                                 (47,285)     --                  (47,285)

Cash distributions to partners       $ 6.50       $  1.57            (7,976,273)    (80,459)          (8,056,732)

Net income                                                            1,548,963      15,646             1,564,609
                                                                   ------------  ------------       -------------

Balance at
   September 30, 2001                                              $ 57,660,265  $  (282,681)       $  57,377,584
                                                                   ============  ============       ============




See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                           2001            2000
                                                                      ------------    ------------
Cash flows from operating activities:
   Net income                                                         $  1,564,609    $  4,248,234
                                                                      ------------    ------------
   Adjustments to reconcile net income to
    net cash (used in) provided by operating activities:
     Finance income portion of receivables paid directly
      to lenders by lessees                                             (5,382,101)     (9,443,755)
     Rental income paid directly to lender by lessee                    (2,309,983)           --
     Interest expense on non-recourse financing paid
      directly by lessees                                                3,066,767       5,234,442
     Amortization of initial direct costs                                  464,584       1,423,137
     Depreciation expense                                                1,280,644            --
     Income from leveraged leases                                       (1,656,357)     (2,368,131)
     Loss (income) from investments in unconsolidated joint venture        459,913        (176,566)
     Gains on sales of equipment                                          (468,672)       (129,157)
     Minority interest expense in consolidated joint venture                12,359           3,364
     Change in operating assets and liabilities:
      Collection of principal - non-financed receivables                   656,848       2,382,272
      Other assets                                                         938,464         142,692
      Security deposits, deferred credits and other payables               (13,146)       (643,059)
     Interest accrued on notes payable - recourse                             --           162,355
     Accounts payable - General Partner and affiliates                     561,708        (101,333)
      Other                                                               (209,636)        (21,121)
                                                                      ------------    ------------

        Total adjustments                                               (2,598,608)     (3,534,860)
                                                                      ------------    ------------

     Net cash (used in) provided by operating activities                (1,033,999)        713,374
                                                                      ------------    ------------

Cash flows from investing activities:
   Equipment and receivables purchased                                        --       (14,892,241)
   Proceeds from sales of equipment                                      4,708,089       3,717,767
   Proceeds from sales of interests in consolidated joint venture        3,273,407       2,250,000
   Acquisition of minority interest in consolidated joint venture             --        (2,362,500)
   Distributions from unconsolidated joint venture                         165,136         114,784
   Acquisition of interest in unconsolidated joint venture                    (283)           --
   Liquidation of investment in unguaranteed
     residual value                                                           --        12,325,000
                                                                      ------------    ------------

     Net cash provided by investing activities                           8,146,349       1,152,810
                                                                      ------------    ------------

                                                       (continued on next page)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                     For the Nine Months Ended September 30,

                                   (unaudited)


                                                               2001            2000
                                                           ------------    ------------

Cash flows from financing activities:
   Proceeds from non-recourse debt                                 --        15,819,651
   Proceeds from recourse debt                                     --         2,775,111
   Proceeds from notes payable - non recourse                 2,111,726            --
   Principal payments on notes payable - recourse            (3,475,192)     (6,756,958)
   Principal payments on notes payable - non-recourse           (77,320)     (2,764,636)
   Cash distributions to partners                            (8,056,732)     (8,062,758)
   Redemption of limited partnership units                      (47,285)        (37,252)
                                                           ------------    ------------

     Net cash (used in) provided by financing activities     (9,544,803)        973,158
                                                           ------------    ------------

Net (decrease) increase in cash                              (2,432,453)      2,839,342

Cash at beginning of period                                $  5,083,906       4,688,025
                                                           ------------    ------------

Cash at end of period                                      $  2,651,453    $  7,527,367
                                                           ============    ============



See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)






Supplemental Disclosure of Cash Flow Information

For the six months ended September 30, 2001 and 2000, non-cash activities included the following:

                                                           2001          2000
                                                      ------------    ----------

Principal and interest on direct finance
   receivables paid directly to lenders by lessees    $ 18,764,261    $ 34,586,539
Rental income  assigned operating lease receivables      2,309,983
Principal and interest on non-recourse
   financing paid directly to lenders by lessees       (21,074,244)    (34,586,539)
                                                      ------------    ------------

                                                      $     --        $    --
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

                                                             2001          2000
                                                         -----------   ---------

Transfer of finance lease residual to operating leases   $25,007,721   $     --
                                                         ===========   =========

Transfer of operating leases to equipment held for
  re-lease or sale (net of accumulated depreciation)     $19,379,264   $     --
                                                         ===========   =========

Transfer of finance lease residual to investment
  in financings                                          $ 3,375,000   $     --
                                                         ===========   =========


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

3.   Related Party Transactions

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2001 and 2000 were as follows:

                          2001           2000
                        ---------    -----------

Management fees          $1,887,889   $2,535,423   Charged to Operations
Administrative expense
  reimbursements            667,085      924,551   Charged to Operations
                       ----------   ------------

Total                    $2,554,974   $3,459,974
                         ==========   ============

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
                                                  ------------

                                                  $ 26,831,755
                                                  ============

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

Information as to the financial position and results of operations of 1997-A as of and for the nine months ended September 30, 2001 and 2000 is summarized on the following page:

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)
             Notes to Consolidated Financial Statements - Continued



                                                  September 30, 2001   September 30, 2000
                                                  ------------------   ------------------

Assets                                           $ 2,317,470           $ 10,906,112
                                                 =============         ============

Liabilities                                      $ 2,020,887           $  8,391,993
                                                 ==============        ============

Equity                                           $   296,583           $  2,514,119
                                                  ==============      ============

Partnership's share of equity                   $     59,225           $    645,389
                                                 ================      ============


                                                 Nine Months Ended   Nine Months Ended
                                                 September 30, 2001   September 30, 2000

Net (loss) income                               $  (1,895,962)         $   (340,318)
                                                ==============          ============

Partnership's share of net loss                 $    (521,972)         $    (67,930)
                                                ===============        ============

Distributions                                   $       --             $    450,867
                                                ===============        =============

Partnership's share of distributions            $      --              $     90,016
                                                ==============         ============


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

Information as to the financial position and results of operations of 1997-B as of and for the nine months ended September 30, 2001 is summarized on the following page:

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)
             Notes to Consolidated Financial Statements - Continued



                                                  September 30, 2001        September 30, 2000
                                                  ------------------       ------------------

Assets                                            $ 11,785,339             $21,338,478
                                                   ============             ===========

Liabilities                                       $ 10,598,827             $18,843,767
                                                  =============            ===========

Equity                                            $  1,186,512             $ 2,494,711
                                                  =============            ===========

Partnership's share of equity                    $     197,792            $   415,868
                                                 ==============           ===========

                                                  Nine Months Ended        Nine Months Ended
                                                  September 30, 2001       September 30, 2000
                                                  ------------------       ------------------

Net (loss) income                                $ (1,069,591)             $   659,027
                                                 ==============             ===========

Partnership's share of net (loss) income         $   (178,302)             $   109,860
                                                 ==============             ===========

Distributions                                   $      --                  $   148,578
                                                ===============            ===========

Partnership's share of distributions            $     --                   $    24,768
                                                ===============            ===========


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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)
             Notes to Consolidated Financial Statements - Continued

Information as to the financial position and results of operations of ICON BF as or September 30, 2001 and 2000 is summarized below:

                                                  September 30, 2001   September 30, 2000

Assets                                            $ 24,252,534          $26,055,869
                                                  ==============        ===========

Liabilities                                       $ 13,301,458          $16,003,804
                                                  ==============        ===========

Equity                                            $ 10,951,076          $10,052,065
                                                  ==============        ===========

Partnership's share of equity                     $     55,040           $    48,637
                                                  ==============         ===========


                                                  Nine Months Ended    Six Months Ended
                                                  September 30, 2001   September 30, 2000
                                                  ------------------   ------------------

Net income                                         $ 1,027,862         $   867,657
                                                   ==============      ===========

Partnership's share of net income                 $      5,139         $     4,337
                                                  ==============        ===========

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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)
                    Notes to Financial Statements - Continued

Information as to the financial position and results of operations of AIC Trust as of and for the nine months ended September 30, 2001 and 2000 is summarized below:

                                                                September 30, 2001     September 30, 2000
                                                                ------------------     ------------------

              Assets                                             $    13,405,657        $    17,681,716
                                                                 ===============        ===============

              Liabilities                                        $     6,138,074        $    10,421,507
                                                                 ===============        ===============

              Equity                                             $     7,267,583        $     7,260,209
                                                                 ===============        ===============

              Partnership's share of equity                      $     2,246,880        $     2,244,212
                                                                 ===============        ===============

                                                                 Nine Months Ended      Nine Months Ended
                                                                September 30, 2001     September 30, 2000
                                                                ------------------     ------------------

              Net income                                         $       439,449        $       423,509
                                                                 ===============        ===============

              Partnership's share of net income                  $       135,219        $       130,299
                                                                 ===============        ===============

              Distributions                                      $       536,853        $          -
                                                                 ===============        ===============


              Partnership's share of distributions               $       165,136        $          -
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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)
                    Notes to Financial Statements - Continued

Information as to the financial position and results of operations of the joint venture as of and for the nine months ended September 30, 2001 is summarized below:

                                                                September 30, 2001
                                                                ------------------

Assets                                                          $26,064,505
                                                                ===========

Liabilities                                                     $13,772,128
                                                                ===========

Equity                                                          $12,292,377
                                                                ===========

Partnership's share of equity                                   $ 1,267,344
                                                                ===========

                                                                Nine Months Ended
                                                                September 30, 2001
                                                                ------------------

Net income                                                      $   891,227
                                                                 ===========

Partnership's share of net income                               $    91,885
                                                                ===========

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

Information as to the financial position and results of operations of the joint venture as of and for the nine months ended September 30, 2001 is summarized below:

                                                             September 30, 2001
                                                             ------------------

              Assets                                         $    42,445,595
                                                             ==============

              Liabilities                                    $    39,782,306
                                                             ===============

              Equity                                         $     2,663,289
                                                             ===============

              Partnership's share of equity                  $        53,267
                                                             ===============

                                                             Nine Months Ended
                                                             September 30, 2001

              Net income                                    $       405,824
                                                            ===============

              Partnership's share of net income             $         8,118
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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Partnership's portfolio consisted of a net investment in finance leases, estimated unguaranteed residual values, leveraged leases, operating leases, equipment off-lease, financings and investments in unconsolidated joint ventures, representing 36%, 16%, 22%, 4%, 16%, 3% and 3% of total investments at September 30, 2001, respectively, and 63%,15%, 19%, 0%, 0%, 1% and 2% of total investments at September 30, 2000, respectively.

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

Expenses for the three months ended September 30, 2001 were $3,008,252, representing a decrease of $874,224 from 2000. The decrease in expenses resulted primarily from decreases in interest expense of $1,141,286, management fees - General Partner of $192,880, amortization of initial direct costs of $269,907 and administrative expense reimbursements - General Partner of $21,142, which were partially offset by increases in depreciation expense of $760,026 and minority interest expense of $9,026. Interest expense decreased due to a decrease in the average debt outstanding from 2000 to 2001. The decreases in management fees - General Partner and administrative expense reimbursement - General Partner resulted from the overall decrease in the average size of the Partnership's lease investment portfolio and the timing of rentals received. The decrease in amortization of initial direct costs resulted from the decrease in the average size of the lease investment portfolio. The increase in depreciation expense was due to leases renewed in 2001 which are now classified as operating leases during their renewal terms. The increase in minority interest expense was due to the origination in the 2001 period of the Seacor joint venture with ICON Cash Flow Partners L.P. Eight B.

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

                                         (ICON Cash Flow Partners L. P. Seven
                                          File No. 33-94458 (Registrant)
                                          By its General Partner,
                                          ICON Capital Corp.




 November 13, 2001                  /s/ Thomas W. Martin
-------------------------------     -------------------------------------------
   Date                             Thomas W. Martin
                                    Executive Vice President
                                   (Principal financial and accounting officer
                                      of the General Partner of the Registrant)