Form 10-K/A
period 2001-12-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 2002-04-17
CIK 947986

Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.



                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                          FORM 12b-25/A Amendment No. 1


                           NOTIFICATION OF LATE FILING


---------------------------------------
OMB APPROVAL
OMB Number: 3235-0058
Expires: January 13, 2005
Estimated average burden
Hours per response. . . 2.50
---------------------------------------

---------------------------------------
SEC FILE NUMBER
CUSIP NUMBER
---------------------------------------

(Check One):  [ X ] Form 10-K,  [   ] Form 20-F,  [   ] Form 11-K,
              [   ] Form 10-Q  [   ] Form N-SAR

For Period Ended:  12/31/01
                              ---------------
[ ] Transition Report on Form 10-K
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[ ] Transition Report on Form 10-Q
[ ] Transition Report on Form N-SAR
For the Transition Period Ended: ___________________

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein. If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

--------------------------------------------------------------------------------
PART I  REGISTRANT INFORMATION


                       ICON Cash Flow Partners L.P. Seven
 -------------------------------------------------------------------------------
                            (Full Name of Registrant)

 -------------------------------------------------------------------------------
                           (Former Name if Applicable)

                          100 Fifth Avenue, 10th Floor
 -------------------------------------------------------------------------------
                     (Address of Principal Executive Office)

                            New York, New York 10011
 -------------------------------------------------------------------------------
                           (City, State and Zip Code)

PART II -- RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)


[ X]

(a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[   ]

(b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filled on or before the fifth calendar day following the prescribed due date; and

[   ]

(c) The accountants statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.


PART III - NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report portion thereof, could not be filed within the prescribed time period.


     The Form 10-k could not be filed within the prescribed time because of recent changes in the personnel responsible for preparing the Registrants financial statements and the time needed by the new personnel to complete the necessary work, which was further compounded by the recent relocation of the offices of the accounting department. The Registrants management anticipates that, due to the amount of work being significantly greater than expected, the Form 10-K will be filed prior to the end of April 2002, but in any event as soon as practically possible.


 PART IV- OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

                          John E. Warch (212) 418-4700
                 ----------------------------------------------
                     (Name) (Area Code and Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s). [ X ]Yes [ ]No


(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? [ X ]Yes [ ]No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.


                       ICON Cash Flow Partners L.P. Seven
             -------------------------------------------------------
                  (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.


Date:  March 29, 2002              By:  ________________________________________
                                        John E. Warch
                                        Senior Vice President

     ICON Cash Flow Partners LP Seven (the Partnership) generated net income of $79,679 in the year ended December 31, 2001 (2001) as compared to $4,658,569 for the year ended December 31, 2000 (2000). The decrease was attributable to a decrease in finance lease income of $9,413,766 in 2001 as compared to 2000 which was primarily attributable to the expiration of the finance leases of certain vessels. The vessels were re-leased on a short term basis and converted to operating leases. Five of the six vessels were off lease at December 31, 2001. Additionally, income from leveraged leases and net gains on equipment sale decreased by $579,834 and $251,342, respectively, in 2001 as compared to 2000. The Partnership incurred a loss for its investments in joint ventures of $625,901 in 2001; such ventures generated income of $518,507 in 2000.

     Such decreases in income were partially offset by the fact that interest expense decreased by $1,773,176 due to the continued repayment of indebtedness, a decrease in management fees General Partners of $1,419,408 attributable to a similar decline on rentals (from finance, operating and leveraged leases), on which such fees are based. Depreciation expense incurred of $1,369,507 was due to the conversion of the vessels to operating leases, administrative expenses reimbursements General Partners decreased by $606,879 and amortization of initial directs costs decreased $1,240,501, which was consistent with the decrease in finance income.

     The Partnership met its distribution objective of $10.75 per limited Partnership unit in 2001 and 2000. The distributions were composed $10.67 return of capital at $.08 investment income in 2001 and $6.09 return of capital and $4.66 investment income in 2000.