Form 10-K
period 2001-12-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 2002-05-23
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended                   December 31, 2001
                          ------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number                               33-94458
                       ---------------------------------------------------------

                       ICON Cash Flow Partners L.P. Seven
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     13-3835387
---------------------------------------      -----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

             100 Fifth Avenue, 10TH Floor, New York, New York 10011
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code         (212) 418-4700
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

================================================================================
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              [  ] Yes [X] No

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001

                                TABLE OF CONTENTS

Item                                                                     Page

PART I

1.   Business                                                             3-4

2.   Properties                                                             4

3.   Legal Proceedings                                                      4

4.   Submission of Matters to a Vote of Security Holders                    4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                5

6.   Selected Consolidated Financial and Operating Data                     5

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                 6-10

8.   Financial Statements and Supplementary Data                        11-37

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                   38

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                    38-39

11.  Executive Compensation                                                39

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                        39

13.  Certain Relationships and Related Transactions                        39

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K       40

SIGNATURES                                                                 41

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001

PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners L.P. Seven (the "Partnership"), was formed on May 23, 1995 as a Delaware limited partnership. The Partnership's maximum offering was $100,000,000. The Partnership commenced business operations on its initial closing date, January 19, 1996 with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. From January 19, 1996 through September 16, 1998 (the final closing date) 973,628.86 additional units were admitted representing $97,362,886 of capital contributions bringing the total admission to 999,996.81 units aggregating $99,999,681 in capital contributions. The Partnership redeemed 11,348 limited partnership units during the years 1997 through 2001, leaving 988,649 limited partnership units outstanding at December 31, 2001.

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Segment Information

     The Partnership has only one operating segment: the business of acquiring equipment subject to leases with companies that the Partnership believes to be creditworthy.

Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership intends to: (1) acquire a diversified portfolio of low obsolescence equipment having long lives and high residual values; (2) make monthly cash distributions to its limited partners commencing with each limited partner's admission to the Partnership, continuing through the Reinvestment Period, which period will end no later than the eighth anniversary after the final closing date; (3) re-invest substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the Reinvestment Period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners after the end of the Reinvestment Period.

     The equipment leasing industry is highly competitive. When seeking leasing transactions for acquisition, the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have greater financial resources.

     The Partnership had three lessees which accounted for 10% or more of total revenue for the year ended December 31, 2001. The leases were Federal Express, Seacor Smit and Seacor Offshore generating 19%, 13% and 12% of total revenue respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001

Lease Transactions

     During the years ended December 31, 2001 and 2000 the Partnership did not purchase any equipment. In 2000, a joint venture in which the Company is a 50% limited partner, exercised an option to acquire a drilling rig and entered into an operating lease for the rig. This joint venture investment is accounted for under the equity method.

     Also in 2000, the Partnership acquired a 2% interest in a joint venture ("ICON Aircraft 24846, LLC") with two other affiliates acquiring the remaining joint venture interests. Additionally, the Partnership acquired a 10.31% interest in a joint venture ("ICON Cheyenne, LLC") with three other affiliates acquiring the remaining joint venture interests. These joint venture investments are accounted for under the equity method.

Item 2.  Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                                       Number of Equity Security Holders
         Title of Class                        as of December 31,
         --------------            ----------------------------------------
                                         2001                     2000
                                         ----                     ----
      Limited Partners                  4,598                    4,578
      General Partner                       1                        1

Item 6.  Selected Consolidated Financial and Operating Data

                                                                     Years Ended December 31,
                                       --------------------------------------------------------------------------------------
                                            2001             2000                  1999            1998            1997
                                            ----             ----                  ----            ----            ----

Total revenue                          $   9,778,601   $     18,079,044(1)   $    19,572,257  $   17,207,618  $   9,749,244
                                       =============   ================      ===============  ==============  =============

Net (loss) income                      $    (274,007)  $      4,658,569      $     3,514,436  $    2,689,176  $   2,649,580
                                       =============   ================      ===============  ==============  =============

Net (loss) income allocable
   to limited partners                 $    (271,267)  $      4,611,983      $     3,479,291  $    2,662,284  $   2,623,084
                                       =============   ================      ===============  ==============  =============

Net (loss) income allocable
   to the General Partner              $      (2,740)  $         46,586      $        35,145  $       26,892  $      26,496
                                       =============   ================      ===============  ==============  =============

Weighted average limited
   partnership units outstanding             989,112            989,929              992,719         808,650        413,677
                                       =============   ================      ===============  ==============  =============

Net (loss) income per weighted
   average limited partnership unit    $        (.27)  $          4.66       $         3.50   $         3.29  $        6.34
                                       =============   ===============       ==============   ==============  =============

Distributions to limited partners      $  10,632,716   $     10,641,411      $    10,677,316  $    8,692,479  $   4,147,829
                                       =============   ================      ===============  ==============  =============

Distributions to the
   General Partner                     $     100,023   $        107,493      $       107,872  $       87,803  $      41,125
                                       =============   ================      ===============  ==============  =============

                                                                              December 31,
                                       ------------------------------------------------------------------------------------
                                             2001             2000                 1999             1998           1997
                                             ----             ----                 ----             ----           ----

Total assets                           $  109,372,857  $    134,301,609(1)   $   172,007,288  $  216,387,240  $ 153,066,319
                                       ==============  ================      ===============  ==============  =============

Partners' equity                       $   52,863,237  $     63,916,992      $    70,045,138  $   77,741,448  $  45,901,123
                                       ==============  ================      ===============  ==============  =============

(1) Certain amounts have been reclassified from the prior year presentation. See Note 3 to the financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     ICON Cash Flow Partners L.P. Seven (the "Partnership"), was formed on May 23, 1995 as a Delaware limited partnership. The Partnership's maximum offering was $100,000,000. The Partnership commenced business operations on its initial closing date, January 19, 1996 with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. From January 19, 1996 through September 16, 1998 (the final closing date) 973,628.86 additional units were admitted representing $97,362,886 of capital contributions bringing the total admission to 999,996.81 units aggregating $99,999,681 in capital contributions. The Partnership redeemed 11,348 limited partnership units during the years 1997 through 2001, leaving 988,649 limited partnership units outstanding at December 31, 2001.

     The Partnership's portfolio consists of net investments in finance leases, investments in estimated unguaranteed residual values, leveraged leases, investments in operating leases, equipment held for sale or lease and equity investments in joint ventures.

Significant Accounting Policies and Management Estimates

     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and contingent liabilities.

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases leveraged leases, or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. The Partnership's net investment in leveraged leases consists of minimum lease payments receivable, the estimated unguaranteed residual values and the initial direct costs related to the leases, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income from leveraged leases over the life of the lease at a constant rate of return on the positive net investment. For operating leases, equipment is recorded and depreciated on the straight-line method over the lease term to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets. Initial direct costs of finance leases and leverage leases are capitalized and are amortized over the terms of the related leases using the interest method.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001

     Allowance for Doubtful Accounts - The Partnership records a provision for doubtful accounts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

     Equipment Held for Sale or Lease - The vessels thar are held for sale or lease are carried at cost less accumulated depreciation, subject to the Partnership's impairment policy discussed below.

     Investments in Estimated Unguaranteed Residual Values - The assets are carried at cost (which is equal to or less than market value) subject to the Partnership's policy relating to impairments of residuals discussed below, until sale of the equipment, at which time a gain or loss will be recognized on each transaction. No income will be recognized until the underlying equipment is sold.

     Impairment of Estimated Residual Values - The Partnership's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally, in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits its rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

     The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from release or resale of the equipment.

Results of Operations for the Years Ended December 31, 2001 and 2000

     Revenues for the year ended December 31, 2001 decreased by $8,300,443 from $18,079,044 in 2000 to $9,778,601 in 2001. The decrease in revenues resulted primarily from a decrease in finance income of $9,280,638, a decrease in income from leveraged leases of $544,808, a decrease in gain on sales of equipment of $251,342 and losses from investments in joint ventures of $552,951, as compared to income from joint ventures of $500,662 in 2000.

     The decreases in revenue were partially offset by increases in rental income of $2,711,700 and interest income and other of $118,258. The decrease in finance income resulted from the continued collection of minimum lease rentals reducing the investment balance outstanding on which such revenues are based as well as the expiration of finance leases. Additionally,

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001

the lease of six vessels subject to a finance lease which accounted for $3,155,577 of finance lease income in 2000 and $643,030 of finance lease income in 2001 expired in 2001 in accordance with its terms. Upon lease termination of the finance leases, the vessels were released under short term operating leases

     Income from leveraged leases decreased in 2001 primarily due to a write-down in the fourth quarter of 2001 of the estimated residual of one of the aircraft under lease. Gain on sales of equipment decreased due primarily to the gains recorded on the sale of two aircraft in 2000. There were no similar sales in 2001. Rental income increased as the six vessels discussed above, which were previously leased under finance leases which expired in 2001, were released under short term operating leases during 2001. However, in the fourth quarter of 2001, five of the vessels were returned to the Partnership and were off lease at December 31, 2001. Interest income and other increased primarily from an increase in the collection of late charges in 2001. The Partnership had an aggregate loss from its investments in joint ventures of ($552,951) in 2001 as compared to income from joint ventures of $500,662 in 2000.

     Expenses for the year ended December 31, 2001 were $10,052,608 representing a decrease of $3,367,867 from 2000. The decrease in expenses resulted primarily from decreases in interest expense of $1,623,475, amortization of initial direct costs of $906,758, management fees - General Partner of $1,419,408 and a decrease of administrative expense reimbursements - General Partner of $606,879. Additionally, the Company recorded a reversal of a provision for bad debts of $500,000 in 2001 as compared to a provision for bad debts of $400,000 in 2000. The decreases were partly offset by the increase in depreciation expense of $2,040,722 due to the reclassification of the six vessels discussed above from finance leases to operating leases, general and administrative expenses of $9,015, and minority interest expense of $38,917. The decrease in interest expense was due primarily to the decrease in the average debt outstanding during 2001 as compared to 2000. Amortization of initial direct costs decreased as a result of the decrease in the average size of the finance lease portfolio from 2000 to 2001. Management fees - General Partner decreased due to the decrease in the amount of gross rent (which is the basis of such fee) received in 2001 as compared to 2000.

     Net (loss) income for the years ended December 31, 2001 and 2000 was ($274,007) and $4,658,569, respectively. The net (loss) income per weighted average limited partnership unit was ($.27) and $4.66 for 2001 and 2000, respectively. The primary reasons for the decline in net income in 2001 was the decrease in finance income and losses from unconsolidated joint ventures as described above.

Results of Operations for the Years Ended December 31, 2000 and 1999

     Revenues for the years ended December 31, 2000 were $18,079,044, representing a decrease of $1,493,213 from 1999. The decrease in revenues resulted primarily from a decrease in finance income of $3,763,399, which was partially offset by increases in income from leveraged leases of $1,186,809, gain on sales of equipment of $507,296, interest income and other of $161,079 and income from investments in joint ventures of $415,002. The decrease in finance income resulted from a decrease in the average size of the finance lease portfolio from 1999 to 2000. Income from leveraged leases increased due to an additional leveraged lease investment made in the fourth quarter of 1999. Gain on sales of equipment increased due primarily to the sale of two aircraft in 2000. Interest income and other increased primarily from an increase in the average cash balances from 1999 to 2000. Income from investments in joint ventures increased due to the addition of the North Sea (Connecticut) Limited Partnership in 2000.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001

     Expenses for the year ended December 31, 2000 were $13,420,475 representing a decrease of $2,637,346 from 1999. The decrease in expenses resulted primarily from decreases in interest expense of $3,249,639 and amortization of initial direct costs of $336,537. These decreases were partially offset by increases in general and administrative expenses of $327,929, management fees - General Partner of $311,234, provision for bad debts of $200,000 and administrative expense reimbursements- General Partner of $109,532. The decrease in interest expense resulted from a decrease in the average debt outstanding during 1999 as compared to 2000. Amortization of initial direct costs decreased as a result of the decrease in the average size of the finance lease portfolio from 1999 to 2000. General and administrative expenses increased primarily as a result of higher professional fees. Management fees - General Partner increased due to an increase in the amount of rents, which is the basis for such fees, (either directly or through joint ventures) received in 2000 versus 1999. As a result of an analysis of delinquencies, assessment of overall risk and a review of historical loss experience, the Partnership determined that a provision for bad debts of $400,000 was required for the year ended December 31, 2000 compared to $200,000 for 1999.

     Net income for the years ended December 31, 2000 and 1999 was $4,658,569 and $3,514,436, respectively. The net income per weighted average limited partnership unit was $4.66 and $3.50 for 2000 and 1999, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds in 2001 were borrowings of $2,111,726 and proceeds from the sale of equipment of $7,771,021. The Partnership used funds of $934,820 in its operating activities. Distributions to partners aggregated $10,732,739, which exceeded cash generated during the year. As a result, the Partnership's liquidity was reduced.

     The Partnership's notes payable at December 31, 2001 totaled $50,984,856. These amounts consisted of $29,698,082, in non-recourse notes, and $21,286,774 of recourse notes payable. $20,642,483 of the recourse notes are secured by the investments in three aircraft residuals with an aggregate carrying value at $20,811,758 at December 31, 2001. The recourse notes payable also include amounts outstanding under the lines of credit discussed below. The non-recourse notes are secured by, and are payable from the proceeds of sale or lease of, various aircraft and vessels.

     The Partnership entered into a recourse line of credit agreement with Imperial Bank in June 2000. The maximum amount available under the agreement is $7,500,000. This line of credit is collateralized by certain receivables and residuals and bears interest at the bank's prime rate plus one percent. At December 31, 2001, the Partnership had $100,310 outstanding under the line of credit. The line expires in August 2002.

     The Partnership entered into a recourse line of credit agreement with Pullman Bank in 1998. The maximum amount available under the Facility is $5,000,000. This line of credit is collateralized by

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001

certain receivables and residuals and bears interest at prime plus one half percent. At December 31, 2001, the Partnership had $543,981 outstanding under the line of credit. The line expires in December 2002.

     Cash distributions to the limited partners for the years ended December 31, 2001 and 2000, which were paid monthly, totaled $10,632,716 and $10,641,411, respectively, of which $0 and $4,611,983 was investment income and $10,632,716 and $6,029,428 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners for the years ended December 31, 2001 and 2000 was 10.75% for each year, of which 0.0% and 4.66% was investment income and 10.75% and 6.09% was a return of capital, respectively.

     As of December 31, 2001, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

New Accounting Pronouncement

     Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The adoption of SFAS No. 144 did not have any effect on the Partnership's financial position or results of operations as the provisions of SFAS No. 144 are similar to the partnership's current policy for impairment review. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

     The Partnership is exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residuals) owned by the Partnership and its investees. Except as described below, the Partnership believes its exposure to other market risks are insignificant to both its financial position and results of operations.

     The Partnership manages its interest rate risk by obtaining fixed rate debt for most of its obligations.

     The Partnership also borrows funds under two floating rate lines of credit and is therefore exposed to interest rate risk until the floating rate lines of credit are repaid. The Partnership's aggregate borrowings under the floating rate lines of credit as of December 31, 2001 was $644,291. The Partnership believes the risk associated with rising interest rates under these lines are not significant.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing remarketing proceeds through either releasing or sale of equipment.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 8.  Consolidated Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements

                                                                     Page Number

Independent Auditors' Report                                                13

Consolidated Balance Sheets as of December 31, 2001 and 2000             14-15

Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999                                          16

Consolidated Statements of Changes in Partners'
  Equity for the Years Ended
  December 31, 2001, 2000 and 1999                                          17

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999                                       18-20

Notes to Consolidated Financial Statements                               21-35

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 2001

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Partners
ICON Cash Flow Partners L.P. Seven:

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners L.P. Seven (a Delaware limited partnership) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' equity, and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners L.P. Seven as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                    /s/ KPMG LLP
                                    --------------------------------------------
                                    KPMG LLP


May 20, 2002
New York, New York

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                December 31, 2001

                                                             2001             2000
                                                             ----             ----
         Assets

Cash and cash equivalents ...........................   $   2,333,871    $   5,083,906
                                                        -------------    -------------

Investment in finance leases
   Minimum rents receivable .........................      10,709,068       22,715,520
   Estimated unguaranteed residual values ...........      21,817,367       57,929,338
   Initial direct costs .............................         196,525          208,411
   Unearned income ..................................      (1,043,118)      (2,968,048)
   Allowance for doubtful accounts ..................        (906,374)      (1,467,610)
                                                        -------------    -------------

                                                           30,773,468       76,417,611

Net investment in leveraged leases ..................      27,290,900       25,175,398
                                                        -------------    -------------

Equipment held for sale or lease ....................      18,769,730             --
                                                        -------------    -------------

Investment in operating lease
   Equipment at cost ................................       4,548,538             --
   Accumulated depreciation .........................        (351,269)            --
                                                        -------------    -------------
                                                            4,197,269             --
                                                        -------------    -------------

Investments in estimated unguaranteed residual values      20,811,758       20,811,758
                                                        -------------    -------------

Investments in joint ventures .......................       3,114,325        3,910,991
                                                        -------------    -------------

Other assets ........................................       2,081,536        2,901,945
                                                        -------------    -------------

Total assets ........................................   $ 109,372,857    $ 134,301,609
                                                        =============    =============



                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                  December 31,

                                                              2001             2000
                                                              ----             ----

       Liabilities and Partners' Equity

Notes payable - non-recourse .........................   $  29,698,082    $  43,974,238
Note payable - recourse ..............................      21,286,774       25,250,812
Accounts payable - General Partner and affiliates ....       3,895,849           59,122
Security deposits, deferred credits and other payables       1,580,461        1,056,953
Minority interest in joint venture ...................          48,454           43,492
                                                         -------------    -------------
                                                            56,509,620       70,384,617

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...................................        (320,630)        (217,868)
   Limited partners (988,649 and 989,588 units
     outstanding, $100 per unit original issue price)       53,183,867       64,134,860
                                                         -------------    -------------

     Total partners' equity ..........................      52,863,237       63,916,992
                                                         -------------    -------------

Total liabilities and partners' equity ...............   $ 109,372,857    $ 134,301,609
                                                         =============    =============




















See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,

                                                           2001            2000           1999
                                                           ----            ----           ----
Revenues

   Finance income .................................   $  4,861,097    $ 14,141,735   $ 17,905,134
   Rental income ..................................      2,711,700            --             --
   Income from leveraged leases ...................      2,075,504       2,620,312      1,433,503
   Net gain on sales of equipment and investments .        371,381         622,723        115,427
   (Loss) income from investments in unconsolidated
     joint ventures ...............................       (552,951)        500,662         85,660
   Interest income and other ......................        311,870         193,612         32,533
                                                      ------------    ------------   ------------

   Total revenues .................................      9,778,601      18,079,044     19,572,257
                                                      ------------    ------------   ------------

Expenses

   Interest .......................................      3,959,897       5,583,372      8,833,011
   Depreciation expense ...........................      2,040,722            --             --
   Management fees - General Partner ..............      1,958,755       3,378,163      3,066,929
   General and administrative expense .............        979,905         970,890        642,961
   Administrative expense
     reimbursements - General Partner .............        661,519       1,268,398      1,158,866
   Amortization of initial direct costs ...........        907,858       1,814,617      2,151,154
   Minority interest expense ......................         43,952           5,035          4,900
   (Reversal of) provision for bad debts ..........       (500,000)        400,000        200,000
                                                      ------------    ------------   ------------

   Total expenses .................................     10,052,608      13,420,475     16,057,821
                                                      ------------    ------------   ------------

Net (loss) income .................................   $   (274,007)   $  4,658,569   $  3,514,436
                                                      ============    ============   ============

Net (loss) income allocable to:
   Limited partners ...............................   $   (271,267)   $  4,611,983   $  3,479,291
   General Partner ................................         (2,740)         46,586         35,145
                                                      ------------    ------------   ------------

                                                      $   (274,007)   $  4,658,569   $  3,514,436
                                                      ============    ============   ============

Weighted average number of limited
   partnership units outstanding ..................        989,112         989,929        992,719
                                                      ============    ============   ============

Net (loss) income per weighted average
   limited partnership unit .......................   $       (.27)   $       4.66   $       3.50
                                                      ============    ============   ============


See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Years Ended December 31, 2001, 2000 and 1999

                                   Limited Partner Distributions

                                      Return of   Investment         Limited      General
                                       Capital       Income          Partners     Partner       Total
                                    (Per weighted average unit)

Balance at
   December 31, 1998                                              $ 77,825,682  $  (84,234) $ 77,741,448

Limited partnership units
   redeemed (6,232 units)                                             (425,558)         -       (425,558)

Cash distributions to partners        $  7.25       $  3.50        (10,677,316)   (107,872)  (10,785,188)

Net income                                                           3,479,291      35,145     3,514,436
                                                                  ------------  ----------  ------------

Balance at
   December 31, 1999                                                70,202,099    (156,961)   70,045,138

Limited partnership units
   redeemed (650 units)                                                (37,811)         -        (37,811)

Cash distributions to partners        $  6.09       $  4.66        (10,641,411)   (107,493)  (10,748,904)

Net income                                                           4,611,983      46,586     4,658,569
                                                                  ------------  ----------  ------------

Balance at
   December 31, 2000                                                64,134,860    (217,868)   63,916,992

Limited partnership units
    Redeemed (939 units)                                               (47,009)          -       (47,009)

Cash distributions to partners        $ 10.75        $ -           (10,632,716)   (100,023)  (10,732,739)

Net (loss)                                                            (271,267)     (2,740)     (274,007)
                                                                  ------------  ----------  ------------

Balance at
    December 31, 2001                                             $ 53,183,868  $ (320,631) $ 52,863,237
                                                                  ============  ==========  ============





See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Years Ended December 31,

                                                                  2001            2000            1999
                                                                  ----            ----            ----
Cash flows from operating activities:
   Net (loss) income ......................................   $   (274,007)   $  4,658,569    $  3,514,436
                                                              ------------    ------------    ------------
   Adjustments to reconcile net (loss) income to
     net cash (used in) provided by operating activities:
     Gain on sales of equipment ...........................       (371,381)       (622,723)       (115,427)
     Finance income portion of receivables
       paid directly to lenders by lessees ................     (3,938,196)     (7,443,380)    (14,857,847)
     Rental income paid directly to lender by leasee ......     (2,711,700)           --              --
     Amortization of initial direct costs .................        907,858       1,814,657       2,151,154
     Depreciation expense .................................      2,040,722            --              --
     (Reversal of) provision for bad debts ................       (500,000)        400,000         200,000
     Interest expense on non-recourse
       financings paid directly by lessees ................      3,193,787       4,632,496       8,216,602
     Income from leveraged leases .........................     (2,075,504)     (2,620,312)     (1,433,503)
     Loss (income) from investments in joint ventures .....        552,951        (500,662)        (85,660)
     Minority interest expense ............................         43,952           5,035           4,900
     Changes in operating assets and liabilities                 2,196,698         662,916       2,787,784

                                                              ------------    ------------    ------------

         Total adjustments ................................       (916,127)     (3,671,973)     (3,131,997)
                                                              ------------    ------------    ------------

       Net cash (used in) provided by operating activities      (1,190,134)        986,596         382,439
                                                              ------------    ------------    ------------
Cash flows from investing activities:
   Proceeds from the sales of equipment ...................      7,771,021       4,516,096            --
   Proceeds from sale of minority interests in consolidated
     joint venture ........................................      3,273,407       2,250,000            --
   Distributions received from joint ventures .............        255,047      10,116,067         570,896
   Investments in joint ventures ..........................           (283)     (1,220,286)       (108,364)
   Reacquisition of minority interest
     in consolidated joint venture ........................           --        (2,362,500)           --
   Equipment purchased ....................................           --              --          (677,632)
   Proceeds from sale of interests in unconsolidated
     joint venture ........................................           --              --         4,750,000
   Investment in leveraged leases .........................           --              --        (8,553,492)
                                                              ------------    ------------    ------------

       Net cash provided by (used in) investing activities      11,299,192      13,299,377      (4,018,592)
                                                              ------------    ------------    ------------



                                                        (continued on next page)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

                        For the Years Ended December 31,

                                                                   2001          2000            1999
                                                                   ----          ----            ----

Cash flows from financing activities:
   Proceeds from non-recourse debt .......................      2,111,726       2,376,033      14,010,000
   Principal payments on notes payable - non-recourse ....        (77,320)       (712,042)       (548,659)
   Proceeds from recourse debt ...........................           --         5,738,395       5,000,000
   Principal payments on notes payable - recourse debt ...     (4,369,065)    (10,505,763)     (2,825,471)
   Cash distributions to partners ........................    (10,732,739)    (10,748,904)    (10,785,188)
   Redemption of Limited Partnership units ...............        (47,009)        (37,811)       (425,558)
                                                             ------------    ------------    ------------

       Net cash (used in) provided by financing activities    (13,114,407)    (13,890,092)      4,425,124
                                                             ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents .....     (2,750,035)        395,881         788,971

Cash and cash equivalents at beginning of year ...........      5,083,906       4,688,025       3,899,054
                                                             ------------    ------------    ------------

Cash and cash equivalents at end of year .................   $  2,333,871    $  5,083,906    $  4,688,025
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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

     Interest expense of $3,959,897, $5,583,372 and $8,833,011 for the years ended December 31, 2001, 2000 and 1999 consisted of: interest expense on non-recourse financings paid or accrued to lenders by lessees and interest on loans not payable currently of $3,193,787, $4,632,496 and $8,216,602,
respectively,   and  other   interest  of  $766,110,   $950,876  and   $616,409,
respectively.

     For the years ended December 31, 2001, 2000 and 1999, non-cash activities included the following:

                                                                2001           2000            1999
                                                                ----           ----            ----
Principal and interest on
   finance receivables paid directly
   to lenders by lessees ...............................   $ 14,680,923    $ 30,849,889    $ 29,448,407
Rental income assigned operating lease receivable ......      2,711,700            --              --
Principal and interest on non-recourse
   financings paid directly to lenders
   by lessees ..........................................    (17,392,623)    (30,849,889)    (29,448,407)

Decrease in investment in finance leases due
   to terminations .....................................           --              --          (552,002)
Decrease in notes payable non-recourse
   due to terminations .................................           --              --           552,002

Decrease in investments in finance leases and
   financings due to contribution to
   unconsolidated joint ventures .......................           --              --       (25,605,165)
Decrease in notes payable non-recourse related to leases
   contributed to joint venture ........................           --              --        19,299,854
Increase in investments in
   unconsolidated joint ventures .......................           --              --         6,305,311
                                                           ------------    ------------    ------------

                                                           $       --      $       --      $       --
                                                           ============    ============    ============

                                                                 2001
                                                                 ----
Transfer of investment in finance
   leases to investment in operating leases                  $25,007,721
                                                             ===========

Transfer of investment in operating leases, net of
   accumulated depreciation, to equipment held for
   sale or lease                                             $18,769,730
                                                             ===========

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                December 31, 2001

1.   Organization

     ICON Cash Flow Partners L.P. Seven (the "Partnership"), was formed on May 23, 1995 as a Delaware limited partnership. The Partnership's maximum offering was $100,000,000. The Partnership commenced business operations on its initial closing date, January 19, 1996 with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. From January 19, 1996 through September 16, 1998 (the final closing date) 973,628.86 additional units were admitted representing $97,362,886 of capital contributions bringing the total admission to 999,996.81 units aggregating $99,999,681 in capital contributions. The Partnership redeemed 11,348 limited partnership units during the years 1997 through 2001, leaving 988,649 limited partnership units outstanding at December 31, 2001.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

     ICON Securities Corp., an affiliate of the General Partner, received an underwriting commission on the gross proceeds from sales of all units. The General Partner received organization and offering expenses from the gross proceeds of such sales. The total underwriting compensation paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities was limited to 13 1/2% of the gross proceeds received from the sale of the units. Such offering expenses aggregated $13,499,957, including $5,499,981 paid to the General Partner or its affiliates, and such costs were charged directly to limited partners' equity.

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return, compounded daily, on its outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

2.   Significant Accounting Policies

     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and contingent liabilities.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Consolidation - The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary. All inter-company accounts and transactions have been eliminated. The Partnership accounts for its interests in 50% or less owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions thereafter.

     Cash and Cash Equivalents - Cash and cash equivalents are defined as cash in banks and highly liquid investments with original maturity dates of three months or less.

     Leases - The  Partnership  accounts  for  owned  equipment  leased to third parties as finance leases, leveraged leases, or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. The Partnership's net investment in leveraged leases consists of minimum lease payments receivable, the estimated unguaranteed residual values and the initial direct costs related to the leases, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income from leveraged leases over the life of the lease at a constant rate of return on the positive net investment. For operating leases, equipment is recorded and depreciated on the straight-line method over the lease term to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets. Initial direct costs of finance leases and leverage leases are capitalized and are amortized over the terms of the related leases using the interest method.

     Allowance for Doubtful Accounts - The Partnership records a provision for doubtful accounts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

     Equipment Held For Sale Or Lease - The vessels that are held for sale or lease are recorded at original equipment cost less accumulated depreciation, subject to the Partnership's impairment policy discussed below.

     Investments in Estimated Unguaranteed Residual Values - The assets are carried at cost (which is equal to or less than market value), subject to the Partnership's impairment policy discussed below, until sale of the equipment, at which time a gain or loss will be recognized on each transaction. No income will be recognized until the underlying equipment is sold.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

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

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial Instruments," requires disclosures about the fair value of financial instruments, except for lease related instruments. Separate disclosure of fair value information as of December 31, 2001 and 2000 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements, (ii) the carrying value of financial assets, other than lease related investments, and certain payables approximates market value and (iii) fair value information concerning certain recourse and non- recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market rate.

     Redemption of Limited Partnership Units - The General Partner consented to the Partnership redeeming 6,232 units during 1999, 650 units in 2000 and 939 units in 2001. The redemption amounts are calculated following the specified redemption formula in accordance with the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners' equity.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership.

     Reclassifications - Certain items have been reclassified to conform with the 2001 presentation.

     New Accounting Pronouncement - Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The adoption of SFAS No. 144 did not have any effect on the Partnership's financial position or results of operations as the provisions of SFAS No. 144 are similar to the Partnership's current policy for impairment review. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

3.   Investments in Joint Ventures

     The Partnership and affiliates formed nine joint ventures discussed below for the purpose of acquiring and managing various assets.

     The joint ventures described below are majority owned and are consolidated with the Partnership.

ICON Cash Flow Partners L.L.C. III

     On December 31, 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E") formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10-30 and cost $11,429,751. The lease is a leveraged lease and the lease term expires in March 2003 (see Note 5). Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's financial statements include 100% of the assets and liabilities and 100% of the revenue and expenses of ICON Cash Flow LLC III. Series E's investment in ICON Cash Flow LLC III has been reflected as minority interest in joint venture on the consolidated balance sheets and minority interest expense on the consolidated statements of operations.

Seacor Joint Ventures

     On July 13, 2001, the Partnership and an affiliate, ICON Cash Flow Partners L.P. Eight B ("Fund Eight B"), formed three joint ventures known as "ICON/Janson Graham LLC," ICON/Pearl Graham LLC" and "ICON Amanda Graham LLC", the three of which are referred to collectively as the "Seacor Joint Ventures". L.P. Seven contributed three offshore supply vessels with a net book and approximate market value of $7,595,271, and Fund Eight B contributed $3,273,407 in cash into the Seacor Joint Ventures. The Partnership and Fund Eight B received 69.88% and 30.12% ownership interests, respectively, in the Seacor Joint Ventures as a result of these contributions.

     Fund Eight B had the right during the first year of the Seacor Joint Venture to sell any of the three interests back to the Partnership at a price equal to 110% of its outstanding investment balance for any vessel that did not generate rental revenue for a three month period. All three vessels were off-lease for part of the third quarter and all of the fourth quarter of 2001. On December 31, 2001, Fund Eight B exercised its right and sold its interest in the Seacor Joint Venture back to the Partnership for the aggregate price of $3,644,700, which amount is included on the balance sheet as of December 31, 2001 under the caption Accounts payable - General Partner and affiliates. The Partnership recognized a loss of $327,341 on the repurchase and recognized $43,953 as minority interest expense during the life of the joint venture.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     The seven joint ventures described below are 50% or less owned and are accounted for following the equity method.

ICON Receivables 1997-A L.L.C.

     In March 1997, Series E, and affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Series D ("Series D") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"). In September 1997, Series E, L.P. Six and the Partnership contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of December 31, 2001, the Partnership, Series E, L.P. Six and Series D own 19.97%, 31.19%, 31.03% and 17.81% interests, respectively, in 1997-A. The Partnership accounts for its interest in 1997-A under the equity method of accounting.

     Information as to the financial position and results of operations of 1997-A as of and for the years ended December 31, 2001 and 2000 is summarized below:

                                          December 31, 2001   December 31, 2000

Assets                                     $     1,856,582     $   9,002,519
                                           ===============     =============

Liabilities                                $     1,707,445     $   6,848,927
                                           ===============     =============

Equity                                     $       149,137     $   2,153,592
                                           ===============     =============

Partnership's share of equity              $        29,783     $     581,197
                                           ===============     =============

                                             Year Ended           Year Ended
                                          December 31, 2001   December 31, 2000

Net loss                                   $    (2,004,455)    $    (661,929)
                                           ================    ==============

Partnership's share of net loss            $      (551,414)    $    (132,140)
                                           ===============     ==============

Distributions                              $       -           $     450,867
                                           ===============     =============

Partnership's share of distributions       $       -           $      90,016
                                           ===============     =============

     1997-A recorded a provision for bad debts of $1,825,000 and $850,000 during the years ended December 31, 2001 and 2000, respectively.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

ICON Receivables 1997-B L.L.C.

     In August 1997, the Partnership, Series E and L.P. Six formed ICON Receivables 1997-B L.L.C. ("1997-B"). The Partnership, Series E and L.P. Six each contributed cash, equipment leases and residuals and received a 16.67%, 75.00% and 8.33% interest, respectively, in 1997-B. The Partnership accounts for its investment in 1997-B under the equity method of accounting.

     Information as to the financial position and results of operations of 1997-B as of and for the years ended December 31, 2001 and 2000 is summarized below:

                                        December 31, 2001    December 31, 2000

Assets                                    $     8,265,689     $    18,324,933
                                          ===============     ===============

Liabilities                               $     7,876,692     $    16,068,825
                                          ===============     ===============

Equity                                    $       388,997     $     2,256,108
                                          ===============     ===============

Partnership's share of equity             $        64,847     $       376,094
                                          ===============     ===============

                                            Year Ended          Year Ended
                                         December 31, 2001   December 31, 2000

Net (loss) income                         $    (1,867,111)    $       420,423
                                          ===============     ===============

Partnership's share of net (loss) income  $      (311,247)    $        70,085
                                          ===============     ===============

Distributions                             $        -          $       148,578
                                          ===============     ===============

Partnership's share of distributions      $        -          $        24,768
                                          ===============     ===============

     1997-B recorded a provision for bad debts of $2,162,304 and $500,000 during the years ended December 31, 2001 and 2000, respectively.

ICON Boardman Funding L.L.C.

     In December 1998, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Six and ICON Income Fund Eight A L.P. ("Fund Eight A"), formed ICON Boardman Funding L.L.C. ("ICON BF"), for the purpose of acquiring a lease for a coal handling facility with Portland General Electric, a utility company. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt. The Partnership, Series C, L.P. Seven, and Fund Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership accounts for its investment in ICON BF under the equity method of accounting.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     In 2001 the joint venturers in ICON BF acquired Series C's interest in accordance with their proportionate shares of ICON BF, at an aggregate cost of $56,370, which represented Series C's carrying value of the investment. The Partnership's share of the purchase price was $283. The remaining venturers' shares in ICON BF at December 31, 2001 were .5025%, .5025%, and 98.995% for the Partnership, L.P. Six, and Fund Eight A respectively.

     Portland General Electric ("PGE") is a wholly owned subsidiary of Enron Corporation ("Enron"), which recently filed for Chapter 11 bankruptcy protection. PGE has not filed for bankruptcy. While Enron owns all of PGE's outstanding common stock, PGE has its own legal entity, owns its assets and is responsible for its own day-to-day operations. PGE continues to make its lease payments and is current through May 2002.

     Information as to the financial position and results of operations of ICON BF as of and for the years ended December 31, 2001 and 2000 is summarized below:

                                      December 31, 2001     December 31, 2000
                                      -----------------     -----------------

Assets                                $    24,855,375       $     26,274,686
                                      ===============       ================

Liabilities                           $    13,588,934       $     16,350,122
                                      ===============       ================

Equity                                $    11,266,441       $      9,924,564
                                      ===============       ================

Partnership's share of equity         $        56,614       $         49,618
                                      ===============       ================

                                         Year Ended             Year Ended
                                      December 31, 2001      December 31, 2000
                                      -----------------      -----------------

Net income                            $     1,341,877       $      1,063,978
                                      ===============       ================

Partnership's share of net income     $         6,713       $          5,320
                                      ===============       ================

AIC Trust

     In 1999, ICON/AIC Trust ("AIC Trust") was formed to own and manage a portfolio of leases in England. The Partnership, L.P. Six and Fund Eight A own 30.76%, 25.51% and 43.73% interests in AIC Trust, respectively. The Partnership accounts for its investment under the equity method of accounting.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss, for a note receivable of (pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first installment on the note was collected in January 2002.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Information as to the financial position and results of operations of AIC Trust as of and for the years ended December 31, 2001 and 2000 is summarized below:

                                         December 31, 2001   December 31, 2000
                                         -----------------   -----------------

Assets                                   $     3,849,439     $     15,301,480
                                         ===============     ================

Liabilities                              $        -          $      8,543,026
                                         ===============     ================

Equity                                   $     3,849,439     $      6,758,454
                                         ===============     ================

Partnership's share of equity            $     1,184,087     $      2,089,828
                                         ===============     ================

                                        For the Year Ended  For the Year Ended
                                         December 31, 2001   December 31, 2000
                                         -----------------   -----------------

Net (loss) income                        $    (2,687,696)    $        529,585
                                         ===============     ================

Partnership's share of net (loss) income $      (837,663)    $        162,900
                                         ===============     ================

Distributions                            $       829,150     $           -
                                         ===============     ================

Partnership's share of distributions     $       255,047     $           -
                                         ===============     ================

ICON Aircraft 24846, LLC

     In 2000, the Partnership and two affiliates, Fund Eight A and Fund Eight B, formed ICON Aircraft 24846 for the purpose of acquiring an investment in an aircraft leased to a commercial airline for a purchase price of $44,515,416, which was funded with cash of $2,241,371 and non-recourse debt of the $42,274,045. The rents and the aircraft have been assigned to the non-recourse lender. The lease is scheduled to expire in March 2003, at which time the balance of the non-recourse debt outstanding is scheduled to be approximately $34,500,000. The Partnership, Fund Eight A and Fund Eight B have ownership interests of 2.0%, 2.0% and 96.0%, respectively, in ICON Aircraft 24846. The Partnership accounts for its investment under the equity method of accounting.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Information as to the financial position and results of operations of ICON Aircraft 24846 as of and for the year ended December 31, 2001 and as of December 31, 2000 and for the period of investment through December 31, 2000 is summarized below:

                                  December 31, 2001     December 31, 2000

Assets                            $     41,952,008       $    44,450,734
                                  ================       ===============

Liabilities                       $     38,945,109       $    42,193,269
                                  ================       ===============

Equity                            $      3,006,899       $     2,257,465
                                  ================       ===============

Partnership's share of equity     $         60,138       $        45,149
                                  ================       ===============

                                                       Period of Investment
                                 For the Year Ended           Through
                                  December 31, 2001      December 31, 2000
                                  -----------------      -----------------

Net income                        $        749,435       $        16,100
                                  ================       ===============

Partnership's share net           $         14,989       $           322
 of income                        ================       ===============

ICON Cheyenne LLC

     In December 2000, the Partnership and three affiliates, L.P. Six, Fund Eight A and Fund Eight B formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716, which was paid for with cash of $11,401,151 and the assumption of non-recourse debt with an unaffiliated third party lender of $18,304,565. The debt is structured to be amortized by the application to the debt of rentals due under the various term leases. The leases expire on various dates through September 2006. The Partnership, L.P. Six, Fund Eight A and Fund Eight B have ownership interests of 10.31%, 1%, 1.0% and 87.69%, respectively, in ICON Cheyenne. The Partnership accounts for its investment under the equity method of accounting.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Information as to the financial position and results of operations of ICON Cheyenne as of and for the year ended December 31, 2001 and as of December 31, 2000 and for the period of investment through December 31, 2000 is summarized below:

                                     December 31, 2001     December 31, 2000

Assets                               $     23,869,671       $    29,705,716
                                     ================       ===============

Liabilities                          $     11,145,506       $    18,304,565
                                     ================       ===============

Equity                               $     12,724,165       $    11,401,151
                                     ================       ===============

Partnership's share of equity        $      1,311,861       $     1,175,459
                                     ================       ===============

                                                          Period of Investment
                                    For the Year Ended           Through
                                     December 31, 2001      December 31, 2000
                                     -----------------      -----------------

Net income                           $      1,323,014       $        -
                                     ================       ===============

Partnership's share of net income    $        136,402       $        -
                                     ================       ===============

North Sea (Connecticut) Limited Partnership

     In 2000, a joint venture, North Sea (Connecticut) Limited Partnership (North Sea), in which the Partnership is a 50% Class C limited partner, exercised its option to acquire a drilling rig and leased the rig to the operator. The lease was then discounted on a non recourse basis, at a bank and the proceeds were used to pay for the exercise of the option, with the excess loan proceeds of $20,002,586 distributed to the joint venturers ($10,001,283 represented the Partnership's 50% share). The other joint venturers are not affiliates. In 2000, the Partnership reflected its pro rata share of the lease and related debt on its blance sheet. However, during 2001, upon subsequent review, the transaction was reclassified as an investment in a joint venture. Amounts in the prior year's financial statements have been reclassified to reflect the current year's presentation. Neither the net income recorded in 2000 nor the amount of equity at December 31, 2000 was affected by the reclassification.

     The Partnership has guaranteed an amount between the stipulated loss value provided for in the financing and the loan balance. The maximum amount for which the Partnership is contingently liable at December 31, 2001 under such guarantee was approximately $156,000.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     The  distribution  received from the  Partnership  in 2000 in the amount of
$10,001,283   is  reflected  as  a  reduction  in  the  carrying  value  of  the
Partnership's investment in the joint venture.

     Information as to the financial position and results of operations of North Sea as of and for the years ended December 31, 2001 and 2000 is summarized below:

                                          December 31, 2001   December 31, 2000

Assets                                    $     11,169,465    $     11,834,594
                                          ================    ================

Liabilities                               $     25,450,283    $     28,143,812
                                          ================    ================

Partners' deficit                         $    (14,280,818)   $    (16,309,218)
                                          ================    ================

Partnership's share of equity (deficit)   $        407,090    $       (607,110)
                                          ================    ================

                                                Year Ended        Year Ended
                                           December 31, 2001  December 31, 2000

Net income                                $      2,028,400    $        788,349
                                          ================    ================

Partnership's share of net income         $      1,014,200    $        394,175
                                          ================    ================

Distributions                             $         -         $     20,002,566
                                          ================    ================

Partnership's share of distributions      $         -         $     10,001,283
                                          ================    ================

     In March 2000, L.P. Seven had formed a joint venture for the purpose of owning the investment in North Sea.

     L.P. Seven contributed its investment to the joint venture. Simultaneously, L.P. Six acquired an interest in this joint venture for $2,250,000. No gain or loss was recognized by the Partnership at that time. L.P. Six had the right to put its interest in the joint venture back to L.P. Seven at any time on or after September 15, 2000 for 110% of the purchase price. The Partnership had the right to repurchase the interest in the joint venture from L.P. Six at any time prior to September 15, 2000 for an amount equal to 105% of L.P. Six's purchase price, which right it exercised in the third quarter 2000. As a result, the Partnership recognized a loss on the repurchase of its investment of $112,500.

4.   Investments in Estimated Unguaranteed Residual Values

     In July 1997, the Partnership entered into an option to acquire the residual interests in three Boeing 737-300 aircraft currently on lease to Continental Airlines. The Partnership subsequently exercised its options and became the owner of the future estimated unguaranteed residuals. The residual investments cost $20,811,758 and the leases for each aircraft expire in the fourth quarter of 2003.


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

     The net investment in the leveraged leases as of December 31, 2001 consisted of the following:

      Non-cancelable minimum rents receivable (net of
        principal and interest on non-recourse debt)          $10,002,727
      Estimated unguaranteed residual values                   22,700,000
      Initial direct costs                                        335,456
      Unearned income                                          (5,747,283)
                                                              -----------
                                                              $27,290,900

     During 2001, the Company reduced the estimated unguaranteed residual value of one of the aircraft as a result of a recent appraisal which indicated a lower value at lease termination than initially estimated.

     Non-cancelable minimum rents receivable relating to the leveraged leases at December 31, 2001 are $19,731,077 while the related principal and interest on non-recourse debt is $9,728,350 at December 31, 2001. Such amounts are due as follows:

                               Rents Due        Debt Payments
                               ---------        -------------
                  2002        $ 7,742,360        $7,742,360
                  2003          6,178,357         1,985,990
                  2004          5,810,360              -
                              -----------        ----------

                              $19,731,077        $9,728,350
                              ===========        ==========

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

6.   Investment in Operating Leases

     The investment in operating lease at December 31, 2001 consisted of the following:

                                                                   2001
                                                                   ----
Equipment cost, beginning of year                              $     -

Transfer of investment in finance leases
   to operating leases                                           25,007,721

Transfer of operating lease equipment to equipment
   held for sale or lease                                       (20,459,183)
                                                               ------------

Equipment cost, end of year                                       4,548,538
                                                               ------------

Accumulated depreciation, beginning of year                           -

Depreciation expense                                             (2,040,722)

Transfer of accumulated depreciation to equipment
   held for sale or lease                                         1,689,453
                                                               ------------

Accumulated depreciation, end of year                              (351,269)
                                                               ------------

Investment in operating lease, end of year                     $  4,197,269
                                                               ============

     The investment in operating leases consisted of six vessels which were originally on lease to Seacor and were classified as finance leases from their acquisition in 1997 until 2001 when the finance leases expired. The vessels were then released on a short term basis and reclassified as operating leases. In the second half of 2001 five of the six vessels were returned by the lessee. The sixth vessel remains on a month to month charter. At December 31, 2001, the five returned vessels were classified as equipment held for sale or lease.

7.   Finance Lease Receivables

     Non-cancelable minimum annual amounts due on finance leases are as follows:

                           Year                     Amount

                           2002                $    9,335,375
                           2003                     1,001,193
                           2004                       372,500
                                               --------------

                                               $   10,709,068

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

8.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and other receivables included in other assets consisted of the following:

                                    Finance         Other
                                     Leases      Receivables       Total

Balance at December 31, 1998 ..   $   868,450    $     8,771   $   877,221

Provision for bad debts .......       199,160            840       200,000
                                  -----------    -----------   -----------

Balance at December 31, 1999 ..     1,067,610          9,611     1,077,221

Provision for bad debts .......       400,000           --         400,000
                                  -----------    -----------   -----------

Balance at December 31, 2000 ..     1,467,610          9,611     1,477,221

Reversal of previous provisions
  for bad debts ...............      (500,000)          --        (500,000)

Writeoffs .....................       (61,236)          --         (61,236)
                                  -----------    -----------   -----------

Balance at December 31, 2001 ..   $   906,374    $     9,611   $   915,985
                                  ===========    ===========   ===========

9.   Notes Payable

     Notes payable consists of non-recourse notes payable of $29,698,082 and recourse notes payable of $21,286,774, of which $20,642,483 is secured by the Partnership's investment in estimated unguaranteed residuals (see Note 4) and $644,291 relates to line of credit agreements discussed below. The non-recourse notes are secured by leased equipment, bear interest at rates ranging from 6.5% to 9.4% and mature as follows:

                    Notes Payable       Note Payable
Year                Non-Recourse          Recourse          Total

2002                $ 11,533,009        $   644,291      $12,177,300
2003                   3,467,344         20,642,483       24,109,827
2004                  14,697,729            -             14,697,729
                    ------------        -----------      -----------

                    $ 29,698,082        $21,286,774      $50,984,856
                    ============        ===========      ===========

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     The Partnership entered into a $5,000,000 line of credit agreement (the "Facility") with a bank in 1998 which is secured by certain receivables and residuals and accrues interest at prime (4.75% at December 31, 2001) plus one half percent. At December 31, 2001, the Partnership had $543,981 outstanding under the Facility. The Facility expires in December 2002 and is renewable on a bi-annual basis.

     The Partnership entered into a $7,500,000 recourse line of credit agreement (the "Second Facility") with another bank in June 2000 which is secured by certain receivables and residuals and accrues interest at the rate of prime (4.75% at December 31, 2001) plus one percent. At December 31, 2001, the
Partnership had $100,310 outstanding under the Second Facility. The Second Facility expires in August 2002 and is renewable annually.

10.  Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                          Charged to
                                        Capitalized       Operations

Management fees .....................   $     --          $3,066,929
Administrative expense reimbursements         --           1,158,866
                                        ----------        ----------

Year ended December 31, 1999 ........   $     --          $4,225,795
                                        ==========        ==========

Management fees .....................   $     --          $3,378,163
Acquisition fees ....................      495,732              --
Administrative expense reimbursements         --           1,268,398
                                        ----------        ----------

Year ended December 31, 2000 ........   $  495,732        $4,646,561
                                        ==========        ==========

Management fees .....................   $     --          $1,958,755
Administrative expense reimbursements         --             661,519
                                        ----------        ----------

Year ended December 31, 2001 ........   $     --          $2,620,274
                                        ==========        ==========

     In accordance with the Management Agreement, the Partnership pays the General Partner management fees based on a percentage of rentals received directly or through joint ventures (ranging from 1% to 7%) and acquisition fees based on the value of transactions (3%). In addition, the General Partner is reimbursed for expenses incurred by it in connection with the Partnership's operations. (See Note 1 for information relating to organization and offering expenses and underwriting commissions).

     The   Partnership  had  investments  in  nine  joint  ventures  with  other partnerships sponsored by the General Partner. See Note 3 for additional information relating to the joint ventures.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

11.  Tax Information (Unaudited)

     The following table reconciles net (loss) income for financial reporting purposes to loss for federal income tax purposes for the years ended December 31, 2001, 2000 and 1999:

                                            2001           2000             1999
                                            ----           ----             ----

Net (loss) income
  per financial statements .........   $   (274,007)   $  4,658,569    $  3,514,436

Differences due to:
  Direct finance leases ............     13,063,864      23,809,930      18,112,472
  Depreciation .....................    (23,786,000)    (36,903,785)    (34,162,751)
  (Reversal of) provision for losses       (500,000)        400,000         200,000
  Loss (gain) on sale of equipment .     (2,088,097)      1,020,325        (905,600)
  Other ............................        943,199        (213,838)      5,487,465
                                       ------------    ------------    ------------
Partnership loss for
 federal income tax purposes .......   $(12,641,041)   $ (7,228,799)   $ (7,753,978)
                                       ============    ============    ============

     As of December 31, 2001, the partners' capital accounts included in the financial statements totaled $52,863,237 compared to the partners' capital accounts for federal income tax purposes of $21,988,098 (unaudited) as of December 31, 2001. The difference arises primarily from commissions reported as a reduction in the partners' capital accounts for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued



12.  Quarterly Financial Data (Unaudited)

     The following table is a summary of financial data by quarter for the years ended December 31, 2001 and 2000:

                                                              For the Quarters Ended
                                     ---------------------------------------------------------------

                                         March 31,        June 30,       September 30,  December 31,
                                         --------         -------        ------------   -----------
2001
Revenues (1) .....................   $    3,126,104   $    2,744,266   $    4,194,989   $  (286,758)
                                     ==============   ==============   ==============   ===========

Net income allocable to
  limited partners ...............   $      219,631   $      154,463(2)$    1,174,870(3)$(1,820,231)(4)
                                     ==============   ==============   ==============   ===========

Net income per weighted
  average limited partnership unit   $          .22   $          .16   $         1.19   $     (1.84)
                                     ==============   ==============   ==============   ===========
2000

Revenues (1) .....................   $    4,760,082   $    5,188,013   $    5,633,804   $ 2,497,145
                                     ==============   ==============   ==============   ===========

Net income allocable to
  limited partners ...............   $      996,463   $    1,475,474   $    1,733,815   $   406,231
                                     ==============   ==============   ==============   ===========

Net income per weighted
  average limited partnership unit   $         1.01   $         1.49   $         1.75   $       .41
                                     ==============   ==============   ==============   ===========

(1)  Revenues reflect the reclassifications discussed in note 3.

(2) Includes approximately $460,000 of losses in the second quarter from investments in joint ventures.

(3) Includes gains on sales of equipment of approximately $460,000 and rental income in excess of related depreciation of approximately $620,000 on six vessels under short term operating leases.

(4) Includes approximately $1.1 million of losses in the fourth quarter from investments in two joint ventures as well as depreciation expense of $671,215 and storage and insurance costs of $131,822 with respect to five vessels which were off lease in the fourth quarter of 2001 and thus did not generate any rental revenue during such period. These items were partially offset by a $500,000 reversal of provision for bad debts.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 100 Fifth Avenue, 10th Floor, New York, New York 10011, and its telephone number is (212) 418-4700. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     The manager of the Partnership's business is the General Partner. The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services.

     The General Partner performs certain functions relating to the management of the equipment of the Partnership. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

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

     Paul B. Weiss, age 41, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001

     Thomas W. Martin, age 48, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December, 31, 2001, 2000 and 1999.

      Entity           Capacity        Type of Compensation            2001         2000         1999
      ------           --------        --------------------            ----         ----         ----

ICON Capital Corp.  General Partner    Acquisition fees            $    -        $  495,732   $    -
ICON Capital Corp.  General Partner    Management fees               1,958,755    3,378,163    3,066,929
ICON Capital Corp.  General Partner    Administrative expense
                                         reimbursements                661,519    1,268,398    1,158,866
                                                                   -----------   ----------   ----------

                                                                   $ 2,620,274   $5,142,293   $4,225,795
                                                                   ===========   ==========   ==========

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 31, 2002, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

      Title                      Amount Beneficially                  Percent
    of Class                            Owned                         of Class
---------------     ----------------------------------------------    --------
General Partner     Represents initially a 1% and potentially a         100%
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

                                December 31, 2001

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 2001.

(c)  Exhibits

(d)  Unconsolidated Joint Venture Financial Statements

     ICON Receivable 1997-A LLC - as of and for the years ended December 31, 2001 and 2000 ICON Receivable 1997-B LLC - as of and for the year ended December 31, 2001 ICON AIC Trust - as of and for the years ended December 31, 2001 and 2000 ICON Cheyenne LLC - as of and for the year ended December 31, 2001 ICON North Sea (Connecticut) Limited Partnership - as of and for the year ended December 31, 2001

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001

                                   SIGNATURES

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

                                  ICON CASH FLOW PARTNERS L.P. Seven
                                  File No. 33-94458 (Registrant)
                                  By its General Partner, ICON Capital Corp.


Date: April 15, 2002              /s/ Beaufort J.B. Clarke
                                  ----------------------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  May 15, 2002               /s/ Beaufort J.B. Clarke
                                  ----------------------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director


Date:  May 15, 2002               /s/ Paul B. Weiss
                                  ----------------------------------------------
                                  Paul B. Weiss
                                  President and Director


Date:  May 15, 2002               /s/ Thomas W. Martin
                                  ----------------------------------------------
                                  Thomas W. Martin
                                  Executive Vice President
                                  (Principal Financial and Accounting Officer)



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.

                                                                  Exhibit 99

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001


Unconsolidated Joint Venture Financial Statements

ICON Receivable 1997-A LLC - as of and for the years ended December 31, 2001 and 2000 ICON Receivable 1997-B LLC - as of and for the year ended December 31, 2001 ICON AIC Trust - as of and for the years ended December 31, 2001 and 2000 ICON Cheyenne LLC - as of and for the year ended December 31, 2001 ICON North Sea (Connecticut) Limited Partnership - as of and for the year ended December 31, 2001

                         ICON Receivables 1997-A L.L.C.

                              Financial Statements

                           December 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Members ICON Receivables 1997-A L.L.C.

We have audited the accompanying balance sheets of ICON Receivables 1997-A L.L.C. (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, changes in members' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1, the Company is winding down its portfolio and will distribute available cash to its members when all assets are liquidated and all obligations are paid.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of ICON Receivables 1997-A L.L.C. as of December 31 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                    /s/KPMG LLP
                                    --------------------------------------------
                                    KPMG LLP


April 15, 2002
New York, New York

                         ICON Receivables 1997-A L.L.C.

                                 Balance Sheets

                                  December 31,


         Assets                                              2001           2000
         ------                                              ----           ----

Cash .................................................   $   673,740    $   619,719
                                                         -----------    -----------

Investment in finance leases
   Minimum rents receivable ..........................     2,984,147      4,594,866
   Estimated unguaranteed residual values ............       269,211        565,788
   Unearned income ...................................      (134,914)      (354,592)
   Allowance for doubtful accounts ...................    (2,174,224)      (786,560)
                                                         -----------    -----------
                                                             944,220      4,019,502
                                                         -----------    -----------

Investment in financings
   Minimum rents receivable ..........................          --        4,570,567
   Unearned income ...................................          --         (245,371)
   Allowance for doubtful accounts ...................          --         (802,699)
                                                         -----------    -----------
                                                                --        3,522,497
                                                         -----------    -----------

Other assets .........................................       238,622        840,801
                                                         -----------    -----------

Total assets .........................................   $ 1,856,582    $ 9,002,519
                                                         ===========    ===========

         Liabilities and Members' Equity

Notes payable non-recourse ...........................   $ 1,157,730    $ 5,016,098
Security deposits, deferred credits and other payables       549,715      1,832,829
                                                         -----------    -----------

Total liabilities ....................................     1,707,445      6,848,927
                                                         -----------    -----------

Members' equity ......................................       149,137      2,153,592
                                                         -----------    -----------

Total liabilities and members' equity ................   $ 1,856,582    $ 9,002,519
                                                         ===========    ===========












See accompanying notes to financial statement.

                         ICON Receivables 1997-A L.L.C.

                            Statements of Operations

                        For the Years Ended December 31,

                                                       2001          2000
                                                       ----          ----

Revenue

  Finance income ..............................   $   465,049    $   960,903
  Interest income and other ...................        56,001        135,580
  Gain on remarketing of equipment ............        26,997        161,410
                                                  -----------    -----------

   Total revenues .............................       548,047      1,257,893
                                                  -----------    -----------

Expenses

  General and administrative and other expenses       531,747        450,902
  Interest expense ............................       195,755        618,920
  Provision for doubtful accounts .............     1,825,000        850,000
                                                  -----------    -----------
  Total expenses ..............................     2,552,502      1,919,822
                                                  -----------    -----------

Net loss ......................................   $(2,004,455)   $  (661,929)
                                                  ===========    ===========

























See accompanying notes to financial statement.

                         ICON Receivables 1997-A L.L.C.

                    Statements of Changes in Members' Equity

                 For the Years Ended December 31, 2001 and 2000

                                                                Total

Balance at December 31, 1999                                 $ 3,266,388
                                                             -----------

Net loss ...................                                    (661,929)

Distributions to members ...                                    (450,867)
                                                             -----------

Balance at December 31, 2000                                   2,153,592

Net loss ...................                                  (2,004,455)
                                                             -----------

Balance at December 31, 2001                                 $   149,137
                                                             ===========































See accompanying notes to financial statement.

                         ICON Receivables 1997-A L.L.C.

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                                  2001           2000
                                                                  ----           ----

Cash flows from operating activities:
   Net loss ...............................................   $(2,004,455)   $  (661,929)
                                                              -----------    -----------
   Adjustments to reconcile net income to
   net cash provided by operating activities:
   Gain from the sale of finance leases ...................       (26,997)      (161,410)
   Provision for doubtful accounts ........................     1,825,000        850,000
   Changes in operating assets and liabilities:
     Collection of principal ..............................     4,476,202      5,518,901
     Other assets .........................................       602,179        349,534
     Security deposits, deferred credits and other payables    (1,283,114)       340,695
                                                              -----------    -----------

       Total adjustments ..................................     5,593,270      6,897,720
                                                              -----------    -----------

       Net cash provided by operating activities ..........     3,588,815      6,235,791
                                                              -----------    -----------

Cash flows from investing activities:
   Proceeds from the sales of equipment ...................       323,574      1,379,988
                                                              -----------    -----------

       Net cash provided by investing activities ..........       323,574      1,379,988
                                                              -----------    -----------

Cash flows from financing activities:
   Principal payments on notes payable non-recourse .......    (3,858,368)    (8,193,119)
   Distributions to members ...............................          --         (450,867)
                                                              -----------    -----------

       Net cash used in investing activities ..............    (3,858,368)    (8,643,986)
                                                              -----------    -----------

Net increase (decrease) in cash ...........................        54,021     (1,028,207)

Cash at the beginning of the year .........................       619,719      1,647,926
                                                              -----------    -----------

Cash at the end of the year ...............................   $   673,740    $   619,719
                                                              ===========    ===========

Supplemental information-interest paid ....................   $   194,555    $   640,625
                                                              ===========    ===========









See accompanying notes to financial statement.

                         ICON RECEIVABLES 1997-A L.L.C.

                          Notes to Financial Statement

                                December 31, 2001

1.   Organization

     ICON Receivables 1997-A L.L.C. (the "Company"), was formed in March 1997 and commenced business operations in 1997. In 1997, ICON Cash Flow Partners L.P., Series D ("Series D"), ICON Cash Flow Partners, L.P., Series E ("Series E"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment leases and finance receivables and residuals to the Company. The financial statements reflect the Company's management of such contributed assets. Since its formation, the Company has not entered into any new transactions other than owning and managing the assets contributed for the benefit of the members. The Company is managed by the General Partner of the Company's members. The Company is winding down its portfolio and will distribute available cash to its members when all assets are liquidated and all obligations are paid.

2.   Significant Accounting Policies

     Basis of Accounting and Presentation - The Company's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Leases - The Company's leases are accounted for as finance leases. As such, the Company recorded, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method.

     Investment in Financings - Investment in financings represented the gross receivables due from the financing of equipment less the related unearned income. The unearned income was recognized as finance income over the terms of the receivables using the interest method.

     Allowance for Doubtful Accounts - The Company records a provision for doubtful accounts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Company's write-off policy is based on an analysis of the aging of the Company's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the members rather than the Company.

                         ICON RECEIVABLES 1997-A L.L.C.

                          Notes to Financial Statement

                                December 31, 2001

     Impairment of Estimated Residual Values - The Company's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual assets basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are that the estimated fair value of the underlying equipment is less than the Company's carrying value.

     The Company measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Company from release or resale of the equipment.

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The adoption of SFAS No. 144 did not have any effect on the Company's financial position or results of operations as the provisions of SFAS No. 144 are similar to the Company's current policy for impairment review.

3.   Finance Lease Receivables

     Non-cancelable minimum annual amounts due on finance leases at December 31, 2001 are as follows:

                   Year                 Amount

                   2002               $2,926,097
                   2003                   40,036
                   2004                   18,014
                                      ----------

                                      $2,984,147

     The Company's allowance for doubtful accounts relates to a significant amount of past due receivables which are reflected in the above table as due in 2002.

                         ICON RECEIVABLES 1997-A L.L.C.

                          Notes to Financial Statement

                                December 31, 2001

4.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                         Finance
                                         Leases       Financings       Total

Balance at December 31, 1999 ......   $   101,122    $    66,788    $   167,910

    Recoveries on accounts
      previously written-off ......       274,938        296,411        571,349
    Provision for doubtful accounts       410,500        439,500        850,000
                                      -----------    -----------    -----------

Balance at December 31, 2000 ......       786,560        802,699      1,589,259

   Accounts written-off ...........      (437,336)      (802,699)    (1,240,035)
    Provision for doubtful accounts     1,825,000           --        1,825,000
                                      -----------    -----------    -----------

Balance at December 31, 2001 ......   $ 2,174,224    $      --      $ 2,174,224
                                      ===========    ===========    ===========

5.   Notes Payable

     The notes payable are non-recourse, bear interest at rates ranging from 6.435% to 6.95% and are secured by and payable from the collections of finance lease receivables and proceeds from the sales of residuals.

6.       Other Assets

     Other assets include amounts due from affiliates of $241,380 and $263,700 at December 31, 2001 and 2000, respectively which represent amounts collected by an affiliate on the Company's behalf.

                         ICON Receivables 1997-B L.L.C.

                               Financial Statement

                                December 31, 2001

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Partners ICON Receivables 1997-B L.L.C.

We have audited the accompanying balance sheet of ICON Receivables 1997-B L.L.C. (the "Company") as of December 31, 2001, and the related statement of operations, changes in members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1, the Company is winding down its portfolio and will distribute available cash to its members when all assets are liquidated and all obligations are paid.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Receivables 1997-B L.L.C. as of December 31 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                    /s/KPMG LLP
                                    --------------------------------------------
                                    KPMG LLP


April 15, 2002
New York, New York

                         ICON Receivables 1997-B L.L.C.

                                  Balance Sheet

                                December 31, 2001


          Assets

Cash ....................................             $   622,425
                                                      -----------

Investment in finance leases
   Minimum rents receivable .............               3,216,235
   Estimated unguaranteed residual values                 255,001
   Unearned income ......................                (145,673)
   Allowance for doubtful accounts ......              (1,098,719)
                                                      -----------
                                                        2,226,844

Investment in financings
   Receivables due in installments ......               6,783,818
   Unearned income ......................                (408,920)
   Allowance for doubtful accounts ......              (1,161,097)
                                                      -----------
                                                        5,213,801

Other assets ............................                 202,619
                                                      -----------

Total assets ............................             $ 8,265,689
                                                      ===========


         Liabilities and Members' Equity

Notes payable - non recourse ............             $ 6,982,448
Other liabilities .......................                 638,550
Due to affiliates .......................                 255,694
                                                      -----------

Total liabilities .......................               7,876,692
                                                      -----------

Members' equity .........................                 388,997
                                                      -----------

Total liabilities and members' equity ...             $ 8,265,689
                                                      ===========










See accompanying notes to financial statements.

                         ICON Receivables 1997-B L.L.C.

                             Statement of Operations

                      For the Year Ended December 31, 2001


Revenue

   Finance income ......................   $ 1,154,382
   Interest income and other ...........        76,235
   Gain from the sale of investments ...        49,540
                                           -----------

Total revenues .........................     1,280,157
                                           -----------

Expenses

   General and administrative expense ..       215,859
   Interest expense ....................       645,798
   Amortization of loan origination fees       123,307
   Provision for doubtful accounts .....     2,162,304
                                           -----------

Total expenses .........................     3,147,268
                                           -----------

Net loss ...............................   $(1,867,111)
                                           ===========

























See accompanying notes to financial statements.

                         ICON Receivables 1997-B L.L.C.

                     Statement of Changes in Members' Equity

                      For the Year Ended December 31, 2001



Balance at December 31, 2000   $ 2,256,108

Net loss ...................    (1,867,111)
                               -----------

Balance at December 31, 2001   $   388,997
                               ===========




































See accompanying notes to financial statements.

                         ICON Receivables 1997-B L.L.C.

                             Statement of Cash Flows

                      For the Year Ended December 31, 2001


Cash flows from operating activities:
   Net loss .........................................   $(1,867,111)
                                                        -----------
   Adjustments to reconcile net loss to
       net cash provided by operating activities:
   Gain from the sale of investments ................       (49,540)
   Amortization of loan origination fees ............       123,307
   Provision for doubtful accounts ..................     2,162,304
   Changes in operating assets and liabilities:
     Collection of principal on leases and financings     5,991,296
     Other assets ...................................       (35,125)
     Other liabilities ..............................           818
     Due to affiliates ..............................       518,082
                                                        -----------

   Total adjustments ................................     8,711,142
                                                        -----------

   Net cash provided by operating activities ........     6,844,031
                                                        -----------

Cash flows from investing activities:
   Proceeds from the sale of equipment ..............       410,759
                                                        -----------

   Net cash provided by investing activities ........       410,759
                                                        -----------

Cash flows from financing activities:
   Principal payments on notes payable - non-recourse    (7,335,811)
                                                        -----------

Net cash used in investing activities ...............    (7,335,811)
                                                        -----------

Net decrease in cash ................................       (81,021)

Cash at the beginning of the year ...................       703,446
                                                        -----------

Cash at the end of the year .........................   $   622,425
                                                        ===========

Supplemental disclosures of cash flow information:
   Interest paid during the year ....................   $   645,798
                                                        ===========








See accompanying notes to financial statements.

                         ICON Receivables 1997-B L.L.C.

                          Notes to Financial Statement

                                December 31, 2001

1.   Organization

     ICON Receivables 1997-B L.L.C. (the "Company"), was formed in August 1997 by three affiliated partnerships, ICON Cash Flow Partners L.P., Series E ("Series E"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), who contributed and assigned equipment leases and finance receivables and residuals to the Company. These financial statements reflect the Company's management of such contributed assets. Since its formation, the Company has not entered into any transactions other than owning and managing the assets contributed for the benefit of the members. The servicing of the assets is provided by ICON Capital Corp, the general partner of each of the members. The Company is winding down its portfolio and will distribute available cash to its members when all assets are liquidated and all obligations are paid.

2.   Significant Accounting Policies

     Basis of Accounting and Presentation - The Company's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Leases - The Company accounts for owned equipment leased to third parties as finance leases. As such, the Company recorded the total minimum lease payments, the estimated unguaranteed residual values and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases following the interest method.

     Investment in Financings - Investment in financings represent the gross receivables due from the financing of equipment less the related unearned income. The unearned income is recognized as finance income over the terms of the financings following the interest method.

     Allowance for Doubtful Accounts - The Company records a provision for doubtful accounts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Company's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

     Impairment of Estimated Residual Values - The Company's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are that the estimated fair value of the underlying equipment is less than the Company's carrying value.

                         ICON Receivables 1997-B L.L.C.

     The Company measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Company from release or resale of the equipment.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the members rather than the Company.

3.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on finance leases and financing are as follows:

                 Finance
Year             Leases               Financings               Total

2002           $ 2,872,076           $ 3,333,605           $ 6,205,681
2003               344,159             1,580,054             1,924,213
2004                  --               1,870,159             1,870,159
               -----------           -----------           -----------

               $ 3,216,235           $ 6,783,818           $10,000,053
               ===========           ===========           ===========

   The Company's allowance for doubtful accounts relates to a significant amount of past due receivables which are reflected in the above table as due in 2002.

4.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                      Finance
                                      Leases      Financings        Total

Balance at December 31, 2000 ..   $   500,913    $ 1,181,770    $ 1,682,683

Accounts written-off ..........      (177,442)    (1,407,729)    (1,585,171)
Provision for doubtful accounts       775,248      1,387,056      2,162,304
                                  -----------    -----------    -----------

Balance at December 31, 2001 ..   $ 1,098,719    $ 1,161,097    $ 2,259,816
                                  ===========    ===========    ===========

5.   Notes Payable

     The notes payable are non-recourse, bear interest at a rate of 6.19% and are secured by and payable from the collections of finance lease receivables and financings and proceeds from the sales of residuals. Loan origination fees are being amortized over the life of the loan.

6.       Due to Affiliates

     The amount due to affiliates represents collected rentals deposited in the Company's bank account on behalf of affiliated companies.

                                 ICON/AIC TRUST

                              Financial Statements

                           December 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Partners
ICON/AIC TRUST

We have audited the accompanying balance sheets of ICON/AIC TRUST as of December 31, 2001 and 2000, and the related statements of operations, changes in beneficial interestholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 3, the Trust sold all of its finance leases, subject to its remaining non-recourse debt, on December 28, 2001. As a result, as of December 31, 2001, the only significant asset owned by the Trust is a note receivable representing the proceeds of the sale which is collectible over the two and one half year period ended June 2004.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of ICON/AIC TRUST as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                    /s/KPMG LLP
                                    --------------------------------------------
                                    KPMG LLP


April 15, 2002
New York, New York

                                 ICON/AIC TRUST

                                 Balance Sheets

                                  December 31,

                                                                  2001           2000
                                                                  ----           ----
          Assets

Investment in finance leases
   Minimum rents receivable ...............................           --     $  9,331,709
   Unguaranteed residual values ...........................           --        7,760,304
   Initial direct costs ...................................           --          182,260
   Unearned income ........................................           --       (1,972,793)
                                                              ------------   ------------

                                                                      --       15,301,480
                                                              ------------   ------------

Note receivable (note 3) ..................................      3,645,250           --
Due from affiliate (note 4) ...............................        204,189           --
                                                              ------------   ------------

Total assets ..............................................   $  3,849,439   $ 15,301,480
                                                              ============   ============


         Liabilities and Beneficial Interestholders' Equity

Notes payable - non-recourse ..............................   $       --     $  8,543,026
                                                              ------------   ------------

Beneficial interestholders' equity ........................      3,849,439      6,758,454
                                                              ------------   ------------

Total liabilities and beneficial interestholders' equity ..   $  3,849,439   $ 15,301,480
                                                              ============   ============





















See accompanying notes to financial statements.

                                 ICON/AIC TRUST

                            Statements of Operations

                        For the Years Ended December 31,

                                                              2001           2000
                                                              ----           ----
Revenue

   Finance income .....................................   $   921,436    $ 1,540,381
                                                          -----------    -----------

Total revenue .........................................       921,436      1,540,381
                                                          -----------    -----------

Expenses

   Loss from the sales of investments in finance leases     2,472,400           --
   Foreign currency loss ..............................       607,831           --
   Interest expense ...................................       434,526        829,944
   Amortization of initial direct costs ...............        94,375        180,852
                                                          -----------    -----------

Total expenses ........................................     3,609,132      1,010,796
                                                          -----------    -----------

Net (loss) income .....................................   $(2,687,696)   $   529,585
                                                          ===========    ===========

























See accompanying notes to financial statements.

                                 ICON/AIC TRUST

           Statements of Changes in Beneficial Interestholders' Equity

                        For the Years Ended December 31,

                                                                              2001                            2000
                                                                              ----                            ----


Beneficial interestholders' equity, beginning of the year
   (net of accumulated other comprehensive
   income of $607,831 and $62,915)                                       $   6,758,454                    $   6,773,785

Distributions to beneficial interestholders                                   (829,150)                              -

Net (loss) income                                    $   (2,687,696)                      $      529,585

Other comprehensive loss - foreign
   translation loss                                               -                             (544,916)
Realization of foreign translation loss
   on sales of investment in finance leases                 607,831                                   -
                                                     --------------                       --------------

Comprehensive loss                                                          (2,079,865)                         (15,331)
                                                                         -------------                    -------------

Beneficial interestholders' equity, end of year                          $   3,849,439                     $  6,758,454
                                                                         =============                     ============

                                                                       December 31, 2001                December 31, 2000
                                                                       -----------------                -----------------

Accumulated other comprehensive loss - foreign
   translation loss                                                      $          -                     $    (607,831)

Other beneficial interestholders' equity                                     3,849,439                        7,366,285
                                                                         -------------                    -------------

Beneficial interestholders' equity                                       $   3,849,439                    $   6,758,454
                                                                         =============                    =============
















See accompanying notes to financial statements.

                                 ICON/AIC TRUST

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                              2001           2000
                                                              ----           ----
Cash flows from operating activities:
   Net (loss) income ..................................   $(2,687,696)   $   529,585
                                                          -----------    -----------
   Adjustments to reconcile net (loss) income to
       net cash used in operating activities:
   Loss from the sale of investments in finance leases      2,472,400           --
   Foreign currency loss ..............................       607,831           --
   Finance income portion of receivables paid directly
     to lenders by lessees ............................      (921,436)    (1,540,381)
   Interest expense on non-recourse financing paid
     directly to lenders by lessees ...................       434,526        829,944
   Amortization of initial direct costs ...............        94,375        180,852
   Changes in operating assets:
     Due from affiliate ...............................      (204,189)          --
     Collection of principal-non-financed receivables .       154,053           --
                                                          -----------    -----------

   Total adjustments ..................................     2,637,560       (529,585)
                                                          -----------    -----------

   Net cash used in operating activities ..............       (50,136)          --
                                                          -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of investments in finance leases       879,286           --
                                                          -----------    -----------

Cash flows used in financing activities:
   Cash distributions to beneficial interestholders ...      (829,150)          --
                                                          -----------    -----------

Net increase in cash ..................................          --             --

Cash at the beginning of the year .....................          --             --
                                                          -----------    -----------

Cash at the end of the year ...........................   $      --      $      --
                                                          ===========    ===========












See accompanying notes to financial statements.

                                 ICON/AIC TRUST

                        For the Years Ended December 31,

Supplemental Disclosure of Cash Flow Information

   For the years ended December 31, 2001 and 2000, non-cash activities included the following:

                                                         2001           2000
                                                         ----           ----
Principal and interest on direct finance
   receivables paid directly to lenders by lessees   $ 4,973,382    $ 7,368,662
Principal and interest on non-recourse
   financing paid directly to lenders by lessees .    (4,973,382)    (7,368,662)
                                                     -----------    -----------

                                                     $      --      $      --
                                                     ===========    ===========

   Interest expense of $434,526 and $829,944 for the years ended December 31, 2001 and 2000 respectively, consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees.

                                 ICON/AIC TRUST

                          Notes to Financial Statements

                                December 31, 2001

1.   Organization

     ICON/AIC TRUST (the "Trust"), was formed and commenced business operations in 1999 to accept a contribution of equipment leases in the United Kingdom, subject to related debt, from ICON Cash Flow Partners L.P. Seven (L.P. Seven). Subsequently, L.P. Seven sold interests in the Trust to ICON Cash Flow Partners L.P. Eight A ("Fund Eight A") and to ICON Cash Flow Partners L.P. Six ("L.P. Six").

2.   Significant Accounting Policies

     Basis of Accounting and Presentation - The Trust's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The contributed leases were all receivable in British pounds sterling and the related non-recourse debt was payable in British pounds sterling. As a result, the functional currency of the Trust is the British pounds sterling. The financial statements are translated into U.S. dollars and resulting translation gains and losses are included as other comprehensive income.

     Leases - The Trust accounted for owned equipment leased to third parties as finance leases. For finance leases, the Trust recorded, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. Initial direct costs of finance leases were capitalized and amortized over the terms of the related leases using the interest method.

     Impairment of Estimated Residual Values - The Trust's policy with respect to impairment of estimated residual values was to review, on a periodic basis, the carrying value of its residuals on an individual assets basis to determine whether events or changes in circumstances indicated that the carrying value of an asset was not recoverable and, therefore, an impairment loss should have been recognized. The events or changes in circumstances which generally indicated that the residual value of an asset had been impaired were (i) the estimated fair value of the underlying equipment was less than the Trust's carrying value or (ii) the lessee was experiencing financial difficulties and it did not appear likely that the estimated proceeds from the disposition of the asset would be sufficient to satisfy the remaining obligation to the non-recourse lender and the Trust's residual position.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the beneficial interestholders' rather than the Trust.

                                 ICON/ AIC TRUST

                                December 31, 2001

3.       Sale of Finance Leases

     On December 28, 2001, the Trust sold its remaining investment in finance leases subject to the remaining related non-recourse debt, for a note which is collectible over a two and one half year period. The gross note amount is (pound)2,575,000 or $3,744,822 based upon the currency exchange rate at December 31, 2001. The receivable (converted into US dollars) is due as follows:

            January 2002 (paid)                  $   690,792
            June 2002                                690,793
            January 2003                             654,435
            June 2003                                618,077
            January 2004                             545,362
            June 2004                                545,363
                                                 -----------
                                                   3,744,822
            Less interest included
              in the payments                        (99,572)
                                                 -----------

                                                 $ 3,645,250


     Foreign currency gains or losses will be recorded as currency rates change.

4.   Related Party Transactions

     The Trust is managed by the General Partner of the Trust's beneficial interestholders. The costs were not significant and were absorbed by the members in proportion to their sharing interests. As of December 31, 2001, amounts due from an affiliate represented cash held by L.P. Seven on behalf of the Trust.

                              ICON Cheyenne L.L.C.

                              Financial Statements

                                December 31, 2001

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Members
ICON Cheyenne L.L.C.

We have audited the accompanying balance sheet of ICON Cheyenne L.L.C. (the "Company") as of December 31, 2001 and the related statements of operations, changes in members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of ICON Cheyenne L.L.C. as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                    /s/KPMG LLP
                                    --------------------------------------------
                                    KPMG LLP


April 15, 2002
New York, New York

                              ICON Cheyenne L.L.C.

                                  Balance Sheet

                                December 31, 2001

          ASSETS

Cash ................................   $    279,550
                                        ------------

Investment in operating leases:
   Equipment cost ...................     28,832,836
   Accumulated depreciation .........     (6,386,270)
                                        ------------
                                          22,446,566

Due from affiliates .................        878,015
Other assets ........................        265,540
                                        ------------

Total assets ........................   $ 23,869,671
                                        ============

     LIABILITIES AND MEMBERS' EQUITY

Notes payable, non-recourse .........   $ 10,223,768
Accounts payable ....................         25,318
Deferred income and other ...........        896,420
                                        ------------
                                          11,145,506

Member's equity .....................     12,724,165
                                        ------------

Total liabilities and members' equity   $ 23,869,671
                                        ============





















See accompanying notes to financial statements.

                              ICON Cheyenne L.L.C.

                             Statement of Operations

                      For the Year Ended December 31, 2001

Revenues

Rental income ............   $8,830,255
Gain on sale of equipment        92,695
Interest income and other        90,230
                             ----------

Total revenues ...........    9,013,180
                             ----------

Expenses

Depreciation expense .....    6,722,261
Interest expense .........      931,643
General and administrative       36,262
                             ----------

Total expenses ...........    7,690,166
                             ----------

Net income ...............   $1,323,014
                             ==========
























See accompanying notes to financial statements.

                              ICON Cheyenne L.L.C.

                     Statement of Changes in Members' Equity

                      For the Year Ended December 31, 2001

Members' equity at December 31, 2000 ...   $11,401,151

Net income .............................     1,323,014
                                           -----------

Members' equity as of December. 31, 2001   $12,724,165
                                           ===========





































See accompanying notes to financial statements.

                              ICON Cheyenne L.L.C.

                             Statement of Cash Flows

                      For the Year Ended December 31, 2001

Cash flows from operating activities:
   Net income ....................................   $ 1,323,014
                                                     -----------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation expense ..........................     6,722,261
   Rental income paid directly
     to lenders by lessees .......................    (8,426,301)
   Interest expense on non-recourse financing paid
     directly by lessees .........................       931,643
   Gain on sale of equipment .....................       (92,695)
   Changes in operating assets and liabilities:
     Due from affiliates .........................      (878,015)
     Accounts payable ............................        25,318
     Deferred income and other ...................       896,420
     Other assets ................................      (265,540)
                                                     -----------

   Total adjustments .............................    (1,086,909)
                                                     -----------

Net cash provided by operating activities ........       236,105
                                                     -----------

Cash flows from investing activities:
   Proceeds from sale of equipment ...............       629,514
                                                     -----------

Cash flows used in financing activities:
   Repayment of non-recourse debt ................      (586,069)
                                                     -----------

Net change in cash ...............................       279,550

Cash at the beginning of the year ................          --
                                                     -----------

Cash at the end of the year ......................   $   279,550
                                                     ===========













See accompanying notes to financial statements.

                              ICON Cheyenne L.L.C.

Supplemental Disclosure of Cash Flow Information

   For the years December 31, 2001 and 2000, non-cash activities included the following:

                                                                       2001

Rental income paid directly to lenders by lessees   $ 8,426,301
Principal and interest on non-recourse debt
  paid directly to lenders by lessees ...........    (8,426,301)
                                                    -----------

                                                    $      --
                                                    ===========

     Interest expense of $931,643 for the year ended December 31, 2001 consisted solely of interest expense on non-recourse financing paid or accrued directly to lenders by lessees.


































See accompanying notes to financial statements.

                              ICON Cheyenne L.L.C.

                          Notes to Financial Statements

                                December 31, 2001

1.       Organization

     ICON Cheyenne LLC (the "LLC") was formed December 27, 2000 as a joint venture between four affiliates; ICON Income Fund Eight B ("Fund Eight B"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), ICON Cash Flow Partner L.P. Six ("L.P. Six") and ICON Income Fund Eight A ("Fund Eight A"). The purpose of the LLC was to acquire a portfolio of leases consisting of various types of industrial and manufacturing equipment. The total purchase price of the portfolio acquired was $29,705,716 and was financed by cash of $11,401,151 and non-recourse debt of $18,304,565. Fund Eight B has a majority interest of 87.69%, while L.P. Seven, L.P. Six and Fund Eight A have 10.31%, 1% and 1% interests, respectively.

     Profits, losses, cash distributions and disposition proceeds are allocated to the members in accordance to their share of interest.

2.       Significant Accounting Policies

     Basis of Accounting and Presentation - The LLC's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Leases - All leases in the LLC's portfolio are classified as operating leases. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized following the straight-line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

     Impairment of Assets - The LLC's policy with respect to impairment of estimated salvage values of operating leases is to review, on a periodic basis, the carrying value on an individual asset to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the LLC's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the LLC's carrying value. Generally in the latter situation, the carrying value relates to equipment subject to third party non-recourse notes payable where the lessee remits its rental payments directly to the lender and the LLC does not recover its carrying value until the non-recourse note obligation is repaid in full.

     Income Taxes - No provisions for income taxes has been made as liability for such taxes is that of each member rather than the LLC.

                              ICON Cheyenne L.L.C.

                                December 31, 2001

3.   Investment In Operating Leases

     In December 2000, the LLC acquired a portfolio of operating leases involving various types of equipment for a total cost of $29,705,716. During the year ended December 31, 2001, the LLC sold a portion of such equipment upon termination of the underlying leases with lessees.

     The investment in operating leases at December 31, 2001 consisted of the following:

Equipment cost, January 1, 2001 .................   $ 29,705,716

Equipment sold ..................................       (872,880)
                                                    ------------

Equipment cost, December 31, 2001 ...............     28,832,836
                                                    ------------

Accumulated depreciation, January 1, 2001 .......           --

Depreciation expense ............................     (6,722,261)

Accumulated depreciation on equipment sold ......        335,991
                                                    ------------

Accumulated depreciation, December 31, 2001 .....     (6,386,270)
                                                    ------------

Investment in operating leases, December 31, 2001   $ 22,446,566
                                                    ============

Non-cancellables rents from operating leases are due as follows:

                  Year                          Amount

                  2002                   $    5,788,426
                  2003                        3,786,622
                  2004                        1,354,145
                  2005                          644,354
                  2006                           61,360
                                         --------------

                                         $   11,634,907

                              ICON Cheyenne L.L.C.

                                December 31, 2001

4.   Notes Payable

     Notes payable consists of notes payable, non-recourse, which accrue interest at rates ranging from 5.52% to 10.05%, and which are being paid directly to the lenders by the lessees.

     The notes mature as follows:

                  Year                          Amount

                  2002                   $    4,765,112
                  2003                        3,556,465
                  2004                        1,279,030
                  2005                          623,161
                                         --------------

                                         $   10,223,768

5.   Related Party Transactions

     Amounts due from Affiliates represent rental payments received by Income Fund Eight B of $797,307 and rental payments received by L.P. Six of $80,708 on behalf of the LLC. Such amounts were remitted to the LLC in 2002.

                   North Sea (Connecticut) Limited Partnership

                               Financial Statement

                                December 31, 2001

                   (With Independent Auditors' Report Thereon)

Last printed 05/20/02 12:37 PM










INDEPENDENT AUDITORS' REPORT


The Partners
North Sea (Connecticut) Limited Partnership

We have audited the accompanying balance sheet of North Sea (Connecticut) Limited Partnership (the "Partnership") as of December 31, 2001, and the related statements of operations, changes in partners' deficit, and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Sea (Connecticut) Limited Partnership as of December 31 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                             /s/Cohen & Schaeffer P.C.
                                             -----------------------------------
                                             Cohen & Schaeffer P.C.


April 29, 2002
New York, New York

                   North Sea (Connecticut) Limited Partnership

                                  Balance Sheet

                                December 31, 2001


         Assets

Rents receivable .............................   $  2,233,401
Equipment subject to operating lease,
   net of accumulated depreciation of $804,016      8,936,064
                                                 ------------

Total assets .................................   $ 11,169,465
                                                 ============

         Liabilities and Partners' Deficit

Note payable, non-recourse ...................   $ 24,743,746
Accrued interest payable .....................        706,537
                                                 ------------

Total liabilities ............................     25,450,283
                                                 ------------

Commitments and Contingencies

Partners' deficit
   General Partner ...........................        (27,959)
   Limited Partners ..........................    (14,252,859)
                                                 ------------

Total Partners' deficit ......................    (14,280,818)
                                                 ------------

Total liabilities and Partners' deficit ......   $ 11,169,465
                                                 ============

















See accompanying notes to financial statements.

                   North Sea (Connecticut) Limited Partnership

                             Statement of Operations

                      For the Year Ended December 31, 2001



Revenue - rental income from operating lease   $5,121,175
                                               ----------

Expenses:

   Interest expense ........................    2,541,450
   Depreciation expense ....................      551,325
                                               ----------

Total expenses .............................    3,092,775
                                               ----------

Net income .................................   $2,028,400
                                               ==========





























See accompanying notes to financial statements.

                   North Sea (Connecticut) Limited Partnership

                    Statement of Changes in Partners' Deficit

                      For the Year Ended December 31, 2001



                                               Class A        Class B          Class C
                                 General       Limited        Limited          Limited
                                 Partner       Partners       Partners         Partner          Total

Balance at December 31, 2000   $ (48,243)   $ (9,957,582)   $ (5,696,283)   $   (607,110)   $(16,309,218)

Net income .................      20,284         993,916            --         1,014,200       2,028,400
                               ---------    ------------    ------------    ------------    ------------

Balance at December 31, 2001   $ (27,959)   $ (8,963,666)   $ (5,696,283)   $    407,090    $(14,280,818)
                               =========    ============    ============    ============    ============































See accompanying notes to financial statements.

                   North Sea (Connecticut) Limited Partnership

                             Statement of Cash Flows

                      For the Year Ended December 31, 2001



Cash flows from operating activities:
  Net income ...................................................................   $ 2,028,400
                                                                                   -----------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation .................................................................       551,325
  Rentals paid directly to lender by lessee ....................................    (5,234,978)
  Interest on non-recourse financing
   paid directly to lender by lessee ...........................................     2,616,225
  Rents receivable .............................................................       113,804
  Accrued interest payable .....................................................       (74,776)
                                                                                   -----------

Total adjustments ..............................................................    (2,028,400)
                                                                                   -----------

Net cash provided by operating activities ......................................          --
                                                                                   -----------

Net increase decrease in cash ..................................................          --

Cash at the beginning of the year ..............................................          --
                                                                                   -----------

Cash at the end of the year ....................................................   $      --
                                                                                   ===========


Supplemental Disclosures of Cash Flow Information

      Interest expense of $2,541,450 for the year ended December 31, 2001, consisted of interest expense on non-recourse financing accrued or paid directly to lender by lessee ............................................................

   For the year ended December 31, 2001 non-cash activities included the following:

Rents receivable
  paid directly to lender by lessee ............................................   $ 5,234,978
Principal and interest on non-recourse financing
  paid directly to lender by lessee ............................................    (5,234,978)
                                                                                   -----------

                                                                                   $      --
                                                                                   ===========






See accompanying notes to financial statements.

                   North Sea (Connecticut) Limited Partnership

                          Notes to Financial Statement

                                December 31, 2001

3.   Organization

     North Sea (Connecticut) Limited Partnership (the "Partnership") was formed in 1994 when the General Partner contributed $27,750 and the Class A limited partners contributed a total of $2,747,250. Subsequently, the Partnership admitted Class B and Class C Limited Partners. In 1994, the Partnership acquired an option for a cost of $2,905,000 to purchase a mobile drilling rig and related property for an exercise price as defined, depending on the date of exercise, through September 15, 2000. In 2000 the Partnership exercised it's option to purchase the mobile oil rig and related property for $6,650,000 plus legal fees of $185,000 and entered into an operating lease with the user of the rig.

4.   Significant Accounting Policies

     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership's lease is accounted for as an operating lease. Accordingly, the rentals due under the lease are recognized on a straight line basis over the lease term. The equipment is being depreciated over its estimated useful remaining life.

     Impairment of Estimated Residual Values - The Partnership's policy with respect to impairment of its equipment is to review, on a periodic basis, the carrying value of the equipment to determine whether events or changes in circumstances indicate that the carrying value may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the asset has been impaired are (i) the estimated fair value of the equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position.

     The Partnership measures its impairment loss as the amount by which the carrying value of the equipment exceeds the estimated proceeds to be received by the Partnership from release or sale of the equipment.

     New accounting pronouncement effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset

                   North Sea (Connecticut) Limited Partnership

                          Notes to Financial Statement

                                December 31, 2001

exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The adoption of SFAS No. 144 did not have any effect on the Company's financial position or results of operations as the provisions of SFAS No. 144 are similar to the Company's current policy for impairment review.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership.

3.   Operating Lease - Minimum Lease Rentals

     Non-cancelable minimum annual amounts due from the operating lease are as follows:

              Year                  Amount

              2002               $ 5,234,978
              2003                 5,234,978
              2004                 5,234,978
              2005                 5,234,978
              2006                 5,234,978
             Thereafter            7,852,469
                                 -----------

                                 $34,027,359

4.   Note Payable

     The note payable, non-recourse, accrues interest at a rate of 9.79 % per annum and matures as follows:

              Year                  Amount

              2002               $ 2,881,403
              2003                 3,170,397
              2004                 3,488,375
              2005                 3,838,245
              2006                 4,223,206
              Thereafter           7,142,120
                                 -----------

                                 $24,743,746

     The lessee pays rent directly to the lender to repay the note payable. The lender has a security interest in the lease and the mobil oil rig and related property and the scheduled lease payments due under the lease and assigned to the lender are sufficient to repay the note payable and interest thereon.

                   North Sea (Connecticut) Limited Partnership

                          Notes to Financial Statement

                                December 31, 2001


5.   Partners Equity And Distributions

     Allocation Of Net Income And Loss

     (a) Net income for each year of the Partnership is allocated among the Partners as follows:

          (1) First, to the extent net loss had been allocated to the Class B Limited Partners or the General Partner in any prior year, as defined, net income equal to the aggregate amount of such unrecovered net loss shall be allocated first to the General Partner and then to the Class B Limited Partners and

          (2) Any remaining net income shall be allocated to the General Partner, the Class A Limited Partners and the Class C Limited Partner in proportion to the percentage interests of 1%, 49% and 50%, respectively.

               There have been no net losses allocated to the Class B Limited Partners or the General Partner prior to 2001.

     (b) Net loss for each fiscal year of the Partnership is allocated among the Partners as follows:

          (1) Net loss for each year is allocated among the General Partner, the Class A Limited Partners and the Class C Limited Partner in proportion to their percentage interests of 1%, 49% and 50%, respectively, and

          (2) The net loss allocated to any Partner with respect to any year shall not exceed the maximum amount of net loss that can be so allocated without causing such Partner to have a capital account deficit at the end of such fiscal year. The net loss as defined is then allocated to the Class B Limited Partners until their capital accounts have been reduced to zero, and thereafter to the General Partner.

Distributions

     The Partnership makes distributions to the Partners, as follows:

     (a) Distributions of available cash other than available cash with respect to the remaining share, as defined, shall be distributed to the General Partner, the Class A Limited Partners and the Class C Limited Partner, as and when determined by the General Partner, in accordance with their percentage interests of 1%, 49% and 50% respectively.

     (b)  Distributions   from  the  remaining  share,  as  defined,   shall  be
          distributed 50% to the Class B Limited Partner and 50% to the Class C Limited Partner.