Form 10-Q/A
period 2002-03-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 2002-05-24
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

     Expenses for the year ended December 31, 2001 were $10,052,608 representing a decrease of $3,367,867 from 2000. The decrease in expenses resulted primarily from decreases in interest expense of $1,623,475, amortization of initial direct costs of $906,759, management fees - General Partner of $1,419,408 and a decrease of administrative expense reimbursements - General Partner of $606,879. Additionally, the Company recorded a reversal of a provision for bad debts of $500,000 in 2001 as compared to a provision for bad debts of $400,000 in 2000. The decreases were partly offset by the increase in depreciation expense of $2,040,722 due to the reclassification of the six vessels discussed above from finance leases to operating leases, general and administrative expenses of $9,015, and minority interest expense of $38,917. The decrease in interest expense was due primarily to the decrease in the average debt outstanding during 2001 as compared to 2000. Amortization of initial direct costs decreased as a result of the decrease in the average size of the finance lease portfolio from 2000 to 2001. Management fees - General Partner decreased due to the decrease in the amount of gross rent (which is the basis of such fee) received in 2001 as compared to 2000.

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
                                                        =============    =============



                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                  December 31,

                                                              2001             2000
                                                              ----             ----

       Liabilities and Partners' Equity

Notes payable - non-recourse .........................   $  29,698,082    $  43,974,238
Note payable - recourse ..............................      21,286,774       25,250,812
Accounts payable - General Partner and affiliates ....       3,895,849           59,122
Security deposits, deferred credits and other payables       1,580,461        1,056,953
Minority interest in joint venture ...................          48,454           43,492
                                                         -------------    -------------
                                                            56,509,620       70,384,617

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...................................        (320,631)        (217,868)
   Limited partners (988,649 and 989,588 units
     outstanding, $100 per unit original issue price)       53,183,868       64,134,860
                                                         -------------    -------------

     Total partners' equity ..........................      52,863,237       63,916,992
                                                         -------------    -------------

Total liabilities and partners' equity ...............   $ 109,372,857    $ 134,301,609
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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Years Ended December 31,

                                                                  2001            2000            1999
                                                                  ----            ----            ----
Cash flows from operating activities:
   Net (loss) income ......................................   $   (274,007)   $  4,658,569    $  3,514,436
                                                              ------------    ------------    ------------
   Adjustments to reconcile net (loss) income to
     net cash (used in) provided by operating activities:
     Gain on sales of equipment ...........................       (371,381)       (622,723)       (115,427)
     Finance income portion of receivables
       paid directly to lenders by lessees ................     (3,938,196)     (7,443,380)    (14,857,847)
     Rental income paid directly to lender by leasee ......     (2,711,700)           --              --
     Amortization of initial direct costs .................        907,858       1,814,657       2,151,154
     Depreciation expense .................................      2,040,722            --              --
     (Reversal of) provision for bad debts ................       (500,000)        400,000         200,000
     Interest expense on non-recourse
       financings paid directly by lessees ................      3,193,787       4,632,496       8,216,602
     Income from leveraged leases .........................     (2,075,504)     (2,620,312)     (1,433,503)
     Loss (income) from investments in joint ventures .....        552,951        (500,662)        (85,660)
     Minority interest expense ............................         43,952           5,035           4,900
     Changes in operating assets and liabilities                 2,196,698         662,916       2,787,784

                                                              ------------    ------------    ------------

         Total adjustments ................................       (660,813)     (3,671,973)     (3,131,997)
                                                              ------------    ------------    ------------

       Net cash (used in) provided by operating activities        (934,820)        986,596         382,439
                                                              ------------    ------------    ------------
Cash flows from investing activities:
   Proceeds from the sales of equipment ...................      7,771,021       4,516,096            --
   Proceeds from sale of minority interests in consolidated
     joint venture ........................................      3,273,407       2,250,000            --
   Distributions received from joint ventures .............        255,047      10,116,067         570,896
   Investments in joint ventures ..........................           (283)     (1,220,286)       (108,364)
   Reacquisition of minority interest
     in consolidated joint venture ........................           --        (2,362,500)           --
   Equipment purchased ....................................           --              --          (677,632)
   Proceeds from sale of interests in unconsolidated
     joint venture ........................................           --              --         4,750,000
   Investment in leveraged leases .........................           --              --        (8,553,492)
                                                              ------------    ------------    ------------

       Net cash provided by (used in) investing activities      11,299,192      13,299,377      (4,018,592)
                                                              ------------    ------------    ------------



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

     Equipment Held For Sale Or Lease - As of December 31, 2001, the partnership had five vessels that came off lease in 2001. The vessels are recorded at original equipment cost less accumulated depreciation, subject to the Partnership's impairment policy discussed below.

     Investments in Estimated Unguaranteed Residual Values - In July 1997, the Partnership purchased options to acquire the interests in three Boeing 737-300 aircraft. The Partnership exercised its options and became the owner of the future estimated unguaranteed residuals. The assets are carried at cost (which is equal to or less than market value), subject to the Partnership's impairment policy discussed below, until sale of the equipment, at which time a gain or loss will be recognized on each transaction. No income will be recognized until the underlying equipment is sold.

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
                                     ================       ===============

North Sea (Connecticut) Limited Partnership

     In 2000, a joint venture, North Sea (Connecticut) Limited Partnership (North Sea), in which the Partnership is a 50% Class C limited partner, exercised its option to acquire a drilling rig and leased the rig to the operator. The lease was then discounted on a non recourse basis, at a bank and the proceeds were used to pay for the exercise of the option, with the excess loan proceeds of $20,002,566 distributed to the joint venturers ($10,001,283 represented the Partnership's 50% share). The other joint venturers are not affiliates. In 2000, the Partnership reflected its pro rata share of the lease and related debt on its balance sheet. However, during 2001, upon subsequent review, the transaction was reclassified as an investment in a joint venture. Amounts in the prior year's financial statements have been reclassified to reflect the current year's presentation. Neither the net income recorded in 2000 nor the amount of equity at December 31, 2000 was affected by the reclassification.

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

     The net investment in the leveraged leases as of December 31, 2001 consisted of the following:

      Non-cancelable minimum rents receivable (net of
        principal and interest on non-recourse debt)          $10,002,727
      Estimated unguaranteed residual values                   22,700,000
      Initial direct costs                                        335,456
      Unearned income                                          (5,747,283)
                                                              -----------
                                                              $27,290,900
                                                              -----------


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

(c)  Exhibits

(d)  Unconsolidated Joint Venture Financial Statements

     ICON Receivable 1997-A LLC - as of and for the years ended December 31, 2001 and 2000
     ICON Receivable 1997-B LLC-as of and for the year ended December 31, 2001 ICON AIC Trust - as of and for the years ended December 31, 2001 and 2000 ICON Cheyenne LLC - as of and for the year ended December 31, 2001
     ICON North Sea (Connecticut) Limited Partnership - as of and for the year ended December 31, 2001

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

                                  ICON CASH FLOW PARTNERS L.P. Seven
                                  File No. 33-94458 (Registrant)
                                  By its General Partner, ICON Capital Corp.


Date: May 24, 2002                /s/ Beaufort J.B. Clarke
                                  ----------------------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  May 24, 2002               /s/ Beaufort J.B. Clarke
                                  ----------------------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director


Date:  May 24, 2002               /s/ Paul B. Weiss
                                  ----------------------------------------------
                                  Paul B. Weiss
                                  President and Director


Date:  May 24, 2002               /s/ Thomas W. Martin
                                  ----------------------------------------------
                                  Thomas W. Martin
                                  Executive Vice President
                                  (Principal Financial and Accounting Officer)



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