Form 10-K/A
period 2001-12-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 2002-08-07
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934[Fee Required]

For the fiscal year ended                   December 31, 2001
                          ------------------------------------------------------
                                                 or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934[Fee Required]

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number                        33-94458
                       ---------------------------------------------------------

                       ICON Cash Flow Partners L.P. Seven
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     13-3835387
---------------------------------         --------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                 Identification Number)

             100 Fifth Avenue, 10TH Floor, New York, New York 10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code          (212) 418-4700
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

Title of each class                   Name of each exchange on which registered

------------------------------    ----------------------------------------------

-------------------------------   ----------------------------------------------

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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001

                                TABLE OF CONTENTS

Item                                                                    Page

PART I

1.   Business                                                            3-4

2.   Properties                                                            4

3.   Legal Proceedings                                                     4

4.   Submission of Matters to a Vote of Security Holders                   4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                               5

6.   Selected Consolidated Financial and Operating Data                    5

7.   General Partner's Discussion and Analysis of Financial

     Condition and Results of Operations                                7-12

8.   Financial Statements and Supplementary Data                       13-43

9.   Changes in and Disagreements with Accountants on

     Accounting and Financial Disclosure                                  44

PART III

10.  Directors and Executive Officers of the Registrant's

     General Partner                                                   44-45

11.  Executive Compensation                                               45

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                       45

13.  Certain Relationships and Related Transactions                       45


PART IV


14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K      46

SIGNATURES                                                                47

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


     The Partnership had four leases which accounted for 10% or more of total revenue for the year ended December 31, 2001. The leases were with Federal Express, Seacor Smit, Seacor Marine and Seacor Offshore generating 21%, 19%, 18% and 13% of total revenue respectively.

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

                                       Number of Equity Security Holders
 Title of Class                        as of December 31,
 --------------                   ----------------------------------------
                                       2001                     2000
                                       ----                     ----
      Limited Partners                 4,598                    4,578
      General Partner                    1                        1

Item 6.  Selected Consolidated Financial and Operating Data

                                                                              Years Ended December 31,
                                       --------------------------------------------------------------------------------------
                                             2001            2000                  1999            1998            1997
                                          Restated(1)     Restated (1)

Total revenue                          $   9,159,492   $     14,713,736      $    19,572,257  $   17,207,618  $   9,749,244

Net (loss) income                      $  (1,477,016)  $      1,293,261      $     3,514,436  $    2,689,176  $   2,649,580

Net (loss) income allocable
   to limited partners                 $  (1,462,246)  $      1,280,328      $     3,479,291  $    2,662,284  $   2,623,084

Net (loss) income allocable
   to the General Partner              $     (14,770)  $         12,933      $        35,145  $       26,892  $      26,496


Weighted average limited
   partnership units outstanding             989,112            989,929              992,719         808,650        413,677

Net (loss) income per weighted
   average limited partnership unit    $       (1.48)  $          1.29       $         3.50   $         3.29  $        6.34

Distributions to limited partners      $  10,632,716   $     10,641,411      $    10,677,316  $    8,692,479  $   4,147,829

Distributions to the
   General Partner                     $     100,023   $        107,493      $       107,872  $       87,803  $      41,125

                                                                       December 31,
                                       ------------------------------------------------------------------------------------
                                             2001             2000                1999            1998             1997
                                                                                Restated(1)     Restated(1)
Total assets                           $  104,334,907  $    130,936,301      $   172,007,288  $  216,387,240  $ 153,066,319

Partners' equity                       $   48,294,920  $     60,551,684      $    70,045,138  $   77,741,448  $  45,901,123


                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001


(1) Restatements

     In connection with a change in accounting personnel in 2002, the new accounting personnel identified errors in key reconciliations and accounting records as of and for the year ended December 31, 2001. As a result, management performed a detailed review of the Partnership's accounting practices and processes relating to all of its complex lease transactions. Upon completion of this review, management determined that, in 2000, revenue from two leases had been recorded twice, and in 2001, three leases with a single lessee and the related lease remittances had been misclassified upon renewal; in another situation, a lease was included in the financial statements when it had no economic value. Adjustments to correct these errors have been made in the books and records of the Partnership and the financial statements have been restated to reflect the proper accounting for such leases. See Note 3 of Notes to Consolidated Financial Statements. The following summarizes the impact of such adjustments:

                                                                 As of and for the year ended December 31, 2000
                                                                 Originally
                                                                 Reported         Adjustments        Restated

Total revenue                                               $    18,079,044*    $    (3,365,308) $    14,713,736
Net income                                                  $     4,658,569     $    (3,365,308) $     1,293,261
Net income allocable to limited partners                    $     4,611,983     $    (3,331,655) $     1,280,328
Net income allocable to General Partner                     $        46,586     $       (33,653) $        12,933
Net income per weighted average
   limited partnership unit                                 $          4.66     $         (3.37) $          1.29

Total assets                                                $   134,301,609     $    (3,365,308) $   130,936,301
Partners' equity                                            $    63,916,992     $    (3,365,308) $    60,551,684

*  Certain amounts have been reclassified from the prior year presentation.  See Note 4 of Notes to Financial Statements.

                                                                 As of and for the year ended December 31, 2001
                                                                 Originally
                                                                 Reported         Adjustments        Restated

Total revenue                                                $    9,778,601     $      (619,109) $    9,159,492
Net (loss)                                                   $     (274,007)    $    (1,203,009) $   (1,477,016)
Net (loss) allocable to limited partners                     $     (271,267)    $    (1,190,979) $   (1,462,246)
Net (loss) allocable to General Partner                      $       (2,740)    $       (12,030) $      (14,770)
Net (loss) per weighted average limited partnership unit     $         (.27)    $         (1.21) $        (1.48)

Total assets                                                 $  109,372,857     $    (5,037,950) $  104,334,907
Partners' equity                                             $   52,863,237     $    (4,568,317) $   48,294,920


                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001


Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

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

Significant Accounting Policies and Management Estimates

     The policies discussed below are considered by the General Partner to be critical to an understanding of the Partnership's financial statements because their application places the most significant demands on the General Partner's judgments, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, the General Partner cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

     Leases and Income Recognition - The Partnership accounts for owned equipment leased to third parties as finance leases, leveraged leases, or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. The Partnership's net investment in leveraged leases consists of minimum lease payments receivable, the estimated unguaranteed residual values and the initial direct costs related to the leases, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income from leveraged leases over the life of the lease at a constant rate of return on the positive net investment. For operating leases, equipment is recorded and depreciated on the straight-line method over the lease term to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets. Initial direct costs of finance leases and leveraged leases are capitalized and are amortized over the terms of the related leases using the interest method.

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

     Equipment Held for Sale or Lease - The vessels that are held for sale or lease are carried at cost less accumulated depreciation, subject to the Partnership's impairment policy discussed below.

     Investments in Estimated Unguaranteed Residual Values - The assets are carried at cost (which is equal to or less than market value) subject to the Partnership's policy relating to impairments of residuals discussed below, until sale of the equipment, at which time a gain or loss will be recognized on each transaction. No income will be recognized until the underlying equipment is sold.

     Impairment of Estimated Residual Values - Residual values represent the estimated amount to be received at lease termination from the disposition of leased equipment. Actual residuals realized could differ from the Partnership's estimates. The Partnership's policy with respect to impairment of estimated residual values under finance leases, leveraged leases, operating leases, equipment held for sale or lease, and investments in unguaranteed residuals is to review, on a periodic basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally, in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits its rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full. Fair value of equipment is determined by using both internal and external equipment valuations. External equipment valuations are obtained from reputable third party appraisers.

     The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from release or resale of the equipment.

Restatement

     The financial statements for 2001 and 2000 have been restated as explained in Note 3 of Notes to Consolidated Financial Statements. The General Partner's discussion and analysis below compare the restated 2001 results to the restated 2000 results and the restated 2000 results to the 1999 results.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001


Results of Operations for the Years Ended December 31, 2001 and 2000

     Revenues for the year ended December 31, 2001 decreased by $5,554,244 from $14,713,736 in 2000 to $9,159,492 in 2001. The decrease in revenues resulted primarily from a decrease in finance income of $6,976,451, a decrease in income from leveraged leases of $504,808, a decrease in interest income and other of $123,742, a decrease in gain on sales of equipment of $251,342 and losses from investments in joint ventures of $552,951, as compared to income from joint ventures of $500,662 in 2000. The decreases in these components of revenue were partially offset by an increase in rental income of $3,355,712 in 2001.

     The decrease in finance income resulted from the continued collection of minimum lease rentals reducing the investment balance outstanding on which such revenues are based as well as the expiration of finance leases and financings. Additionally, the leases of six vessels subject to finance leases which accounted for $3,155,577 of finance lease income in 2000 and $643,030 of finance lease income in 2001 expired in 2001 in accordance with their terms. Upon lease termination of the finance leases, the vessels were released under short term operating leases. Additionally, the finance leases of certain aircraft parts and rotables expired during 2001. The equipment remained on lease on a month to month basis and the finance lease residuals were converted to investments in operating leases.

     Income from leveraged leases decreased in 2001 primarily due to a write-down in the fourth quarter of 2001 of the estimated residual of one of the aircraft under lease. Gain on sales of equipment decreased due primarily to the gains recorded on the sale of two aircraft in 2000. There were no similar sales in 2001. Rental income increased by $3,355,712, of which $2,711,700 was generated by the six vessels discussed above, which were previously leased under finance leases which expired in 2001, and were released under short term operating leases during 2001. However, in the fourth quarter of 2001, five of the vessels were returned to the Partnership and were off lease at December 31, 2001. Additionally, the Partnership earned rental income of $644,012 on the month to month leases of aircraft parts and rotables. However, the lessee began returning the aircraft rotables and parts in early 2002 and all of the equipment is expected to be returned by the end of the summer of 2002. Such equipment is being remarketed in 2002. The Partnership had an aggregate loss from its investments in joint ventures of ($552,951) in 2001 as compared to income from joint ventures of $500,662 in 2000.

     Expenses for the year ended December 31, 2001 were $10,636,508 representing a decrease of $2,783,967 from 2000. The decrease in expenses resulted primarily from decreases in interest expense of $1,623,475, amortization of initial direct costs of $906,759, management fees - General Partner of $1,419,408 and a decrease of administrative expense reimbursements - General Partner of $606,879. Additionally, the Company recorded a reversal of a provision for bad debts of $500,000 in 2001 as compared to a provision for bad debts of $400,000 in 2000. The decreases were partly offset by the increase in depreciation expense of $2,584,622 due to the reclassification of the six vessels and the aircraft parts and rotables discussed above from finance leases to operating leases, an increase in general and administrative expenses of $49,015, and an increase in minority interest expense of $38,917. The decrease in interest expense was due primarily to the decrease in the average debt outstanding during 2001 as compared to 2000. Amortization of initial direct costs decreased as a result of the decrease in the average size of the finance lease portfolio from 2000 to 2001. Management fees - General Partner decreased due to the decrease in the amount of gross rent (which is the basis of such fee) received in 2001 as compared to 2000.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001


     Net (loss) income for the years ended December 31, 2001 and 2000 was $(1,477,016) and $1,293,261, respectively. The net (loss) income per weighted average limited partnership unit was $(1.48) and $1.29 for 2001 and 2000, respectively. The primary reasons for the decline in net income in 2001 was the decrease in finance income and losses from unconsolidated joint ventures as described above.

Results of Operations for the Years Ended December 31, 2000 and 1999

     Revenues for the years ended December 31, 2000 were $14,713,736, representing a decrease of $4,858,521 from 1999. The decrease in revenues resulted primarily from a decrease in finance income of $7,128,707, which was partially offset by increases in income from leveraged leases of $1,186,809, gain on sales of equipment of $507,296, interest income and other of $161,079 and income from investments in joint ventures of $415,002. The decrease in finance income resulted from a decrease in the average size of the finance lease portfolio from 1999 to 2000. Income from leveraged leases increased due to an additional leveraged lease investment made in the fourth quarter of 1999. Gain on sales of equipment increased due primarily to the sale of two aircraft in 2000. Interest income and other increased primarily from an increase in the average cash balances from 1999 to 2000. Income from investments in joint ventures increased due to the addition of the North Sea (Connecticut) Limited Partnership in 2000.

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

     Net income for the years ended December 31, 2000 and 1999 was $1,293,261 and $3,514,436, respectively. The net income per weighted average limited partnership unit was $1.29 and $3.50 for 2000 and 1999, respectively.

Liquidity and Capital Resources as Restated

     The Partnership's primary sources of funds in 2001 were borrowings of $2,111,726, proceeds from the sale of equipment of $7,771,021, proceeds from the sale of a minority interest in a joint venture of $3,273,407 and cash provided by operating activities of $2,856,578. Distributions to partners aggregated $10,732,739, and the Partnership repaid recourse debt of $4,369,065 and non-recourse debt of $3,868,718. As a result of this activity the Partnership's liquidity was reduced.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001

     The Partnership's notes payable at December 31, 2001 totaled $50,984,856. These amounts consisted of $29,698,082 of non-recourse notes and $21,286,774 of recourse notes payable. $20,642,483 of the recourse notes are secured by the investments in three aircraft residuals with an aggregate carrying value at $20,811,758 at December 31, 2001. The recourse notes payable also include amounts outstanding under the lines of credit discussed below. The non-recourse notes are secured by, and are payable from the proceeds of sale or lease of, various aircraft and vessels.

     The Partnership entered into a recourse line of credit agreement with Imperial Bank in June 2000. The maximum amount available under the agreement is $7,500,000. This line of credit is collateralized by certain receivables and residuals and bears interest at the bank's prime rate plus one percent. At December 31, 2001, the Partnership had $100,310 outstanding under the line of credit. The line was originally scheduled to expire in August 2002. For the year ended December 31, 2001, the Partnership violated a financial covenant under the Imperial Bank line of credit causing an event of default. The Partnership received a waiver from Imperial Bank with respect to this event of default. As of May 30, 2002, the Partnership and two affiliates entered into a joint borrowing agreement ("Joint Facility") with Comerica Inc., the successor to Imperial Bank which replaced the $7,500,000 of credit. The aggregate availability under the Joint Facility is $17,500,000, subject to certain limitations. The Partnership paid off the Imperial Bank line of credit and repaid approximately $3.6 million due to affiliates with proceeds borrowed under the new Joint Facility.

     The Partnership entered into a recourse line of credit agreement with Pullman Bank in 1998. The maximum amount available under the Facility is $5,000,000. This line of credit is collateralized by certain receivables and residuals and bears interest at prime plus one half percent. At December 31, 2001, the Partnership had $543,981 outstanding under the line of credit. The line expires in December 2002.

     Cash distributions to the limited partners for the years ended December 31, 2001 and 2000, which were paid monthly, totaled $10,632,716 and $10,641,411, respectively, of which $0 and $1,280,328 was investment income and $10,632,716 and $9,361,083 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners for the years ended December 31, 2001 and 2000 was 10.75% for each year, of which 0.00% and 1.29% was investment income and 10.75% and 9.46% was a return of capital, respectively.

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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 8.  Consolidated Financial Statements and Supplementary Data as Restated

                   Index to Consolidated Financial Statements


Note: The financial statements for 2001 and 2000 have been restated as explained in note 3 of notes to consolidated financial statements.


                                                                    Page Number

Independent Auditors' Report                                               15

Consolidated Balance Sheets as of December 31, 2001
  and 2000 - Restated                                                   16-17

Consolidated Statements of Operations for the Years
  Ended December 31, 2001, 2000 and 1999 - Restated                        18

Consolidated Statements of Changes in Partners'
  Equity for the Years Ended
  December 31, 2001, 2000 and 1999 - Restated                              19

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999 - Restated                           20-22

Notes to Consolidated Financial Statements                              23-43

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                  Consolidated Financial Statements as Restated

                                December 31, 2001

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Partners
ICON Cash Flow Partners L.P. Seven:

     We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners L.P. Seven (a Delaware limited partnership) (the "Partnership") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' equity, and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     As discussed in Note 3 to the consolidated financial statements, the Partnership has restated its consolidated financial statements as of and for the years ended December 31, 2001 and 2000.



                              /s/ KPMG LLP
                              --------------------------------------------------
                              KPMG LLP



May 20, 2002, except for notes 3, 7 and 8 which are as of July 25, 2002 New York, New York

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                    2001              2000
                                                    ----              ----
         Assets                                   Restated          Restated
         ------

Cash and cash equivalents                      $    2,333,871   $    5,083,906
                                               --------------   --------------

Investment in finance leases and financings
   Minimum rents receivable                         8,506,468       22,428,567
   Estimated unguaranteed residual values          14,587,490       57,929,338
   Initial direct costs                               196,525          211,117
   Unearned income                                 (1,043,118)      (5,220,356)
   Allowance for doubtful accounts                   (915,985)      (1,477,221)
                                               --------------   --------------
                                                   21,331,380       73,871,445
                                               --------------   --------------

Net investment in leveraged leases                 27,290,900       25,175,398
                                               --------------   --------------
Equipment held for sale or lease, net              18,769,730           -
                                               --------------   --------------
Investment in operating leases
   Equipment at cost                                9,678,415           -
   Accumulated depreciation                          (895,169)          -
                                               --------------   --------------
                                                    8,783,246           -
                                               --------------   --------------
Investments in estimated unguaranteed
  residual values                                  20,811,758       20,811,758
                                               --------------   --------------
Investments in unconsolidated joint ventures        3,114,325        3,910,991
                                               --------------   --------------
Other assets                                        1,899,697        2,082,803
                                               --------------   --------------
Total assets                                  $   104,334,907  $   130,936,301
                                              ===============  ===============




                                                (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                  December 31,

                                                   2001           2000
                                                   ----           ----
                                                 Restated       Restated
  Liabilities and Partners' Equity


Notes payable - non-recourse                 $  29,698,082  $  43,974,238
Note payable - recourse                         21,286,774     25,250,812
Accounts payable - General Partner
  and affiliates                                 3,895,849         59,122
Security deposits, deferred credits and
  other payables                                 1,110,828      1,056,953
Minority interest in joint venture                  48,454         43,492
                                             -------------  -------------

                                                56,039,987     70,384,617
                                             -------------  -------------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                (366,314)      (251,521)
   Limited partners (988,649 and 989,588
     units outstanding, $100 per unit
     original issue price)                      48,661,234     60,803,205
                                             -------------  -------------

     Total partners' equity                     48,294,920     60,551,684
                                             -------------  -------------

Total liabilities and partners' equity       $ 104,334,907  $ 130,936,301
                                             =============  =============











See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,

                                                                    2001             2000              1999
                                                                    ----             ----              ----
Revenues                                                         Restated          Restated

   Finance income                                             $    3,799,976    $   10,776,427   $   17,905,134
   Rental income                                                   3,355,712        -                       -
   Income from leveraged leases                                    2,115,504         2,620,312        1,433,503
   Net gain on sales of equipment and investments                    371,381           622,723          115,427
   (Loss) income from investments in unconsolidated
     joint ventures                                                 (552,951)          500,662           85,660
   Interest income and other                                          69,870           193,612           32,533
                                                              --------------    --------------   --------------
   Total revenues                                                  9,159,492        14,713,736       19,572,257
                                                              --------------    --------------   --------------
Expenses

   Interest                                                        3,959,897         5,583,372        8,833,011
   Depreciation expense                                            2,584,622          -                     -
   Management fees - General Partner                               1,958,755         3,378,163        3,066,929
   General and administrative expense                              1,019,905           970,890          642,961
   Administrative expense
     reimbursements - General Partner                                661,519         1,268,398        1,158,866
   Amortization of initial direct costs                              907,858         1,814,617        2,151,154
   Minority interest expense                                          43,952             5,035            4,900
   (Reversal of) provision for bad debts                            (500,000)          400,000          200,000
                                                              --------------    --------------   --------------

   Total expenses                                                 10,636,508        13,420,475       16,057,821
                                                              --------------    --------------   --------------

Net (loss) income                                             $   (1,477,016)   $    1,293,261   $    3,514,436
                                                              ==============    ==============   ==============
Net (loss) income allocable to:
   Limited partners                                           $   (1,462,246)   $    1,280,328   $    3,479,291
   General Partner                                                   (14,770)           12,933           35,145
                                                              --------------    --------------   --------------

                                                              $   (1,477,016)   $    1,293,261   $    3,514,436
                                                              ==============    ==============   ==============
Weighted average number of limited
   partnership units outstanding                                     989,112           989,929          992,719
                                                              ==============    ==============   ==============
Net (loss) income per weighted average
   limited partnership unit                                   $        (1.48)   $        1.29    $         3.50
                                                              ==============    =============    ==============


See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Years Ended December 31, 2001, 2000 and 1999

                         Limited Partner Distributions

                                   Return of Investment       Limited      General
                                      Capital   Income        Partners     Partner       Total
                                  (Per weighted average unit)


Balance at
   December 31, 1998                                       $  77,825,682  $  (84,234) $  77,741,448

Limited partnership units
   redeemed (6,232 units)                                       (425,558)         -        (425,558)

Cash distributions to partners        $  7.25   $  3.50      (10,677,316)   (107,872)   (10,785,188)

Net income                                                     3,479,291      35,145      3,514,436
                                                           -------------  ----------  -------------
Balance at
   December 31, 1999                                          70,202,099    (156,961)    70,045,138

Limited partnership units
   redeemed (650 units)                                          (37,811)         -         (37,811)

Cash distributions to partners        $  9.46   $  1.29      (10,641,411)   (107,493)   (10,748,904)
   (per weighted average unit
    amounts - Restated)

Net income - Restated                                          1,280,328      12,933      1,293,261
                                                           -------------  ----------  -------------

Balance at
   December 31, 2000                                          60,803,205    (251,521)    60,551,684

Limited partnership units
    Redeemed (939 units)                                         (47,009)          -        (47,009)

Cash distributions to partners        $ 10.75    $ -         (10,632,716)   (100,023)   (10,732,739)

Net (loss) - Restated                                         (1,462,246)    (14,770)    (1,477,016)
                                                           -------------  ----------  -------------
Balance at
    December 31, 2001                                      $  48,661,234  $ (366,314) $  48,294,920
                                                           =============  ==========  =============




See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Years Ended December 31,

                                                                        2001          2000        1999
                                                                        ----          ----        ----
                                                                      Restated      Restated
Cash flows from operating activities:
   Net (loss) income                                              $ (1,477,016) $  1,293,261  $  3,514,436
                                                                  ------------- ------------  ------------
   Adjustments to reconcile net (loss) income to
     net cash (used in) provided by operating activities:
     Gain on sales of equipment                                       (371,381)     (622,723)     (115,427)
     Finance income portion of receivables
       paid directly to lenders by lessees                          (3,127,075)   (7,443,380)  (14,857,847)
     Rental income paid directly to lender by lessee                (2,711,700)      -             -
     Amortization of initial direct costs                              907,858     1,814,617     2,151,154
     Depreciation expense                                            2,584,622       -             -
     (Reversal of) provision for bad debts                            (500,000)      400,000       200,000
     Interest expense on non-recourse
       financings paid directly by lessees and
       interest accreted                                             3,810,182     4,632,496     8,216,602
     Income from leveraged leases                                   (2,115,504)   (2,620,312)   (1,433,503)
     Loss (income) from investments in
       unconsolidated joint ventures                                   552,951      (500,662)      (85,660)
     Minority interest expense                                          43,952         5,035         4,900
     Changes in operating assets and liabilities                     5,259,689     4,028,264     2,787,784

         Total adjustments                                           4,333,594      (306,665)   (3,131,997)
                                                                  ------------  ------------  ------------

       Net cash provided by operating activities                     2,856,578       986,596       382,439
                                                                  ------------  ------------  ------------
Cash flows from investing activities:
   Proceeds from the sales of equipment                              7,771,021     4,516,096       -
   Proceeds from sale of minority interests in consolidated
     ventures                                                        3,273,407     2,250,000       -
   Distributions received from unconsolidated joint ventures           255,047    10,116,067       570,896
   Investments in unconsolidated joint ventures                           (283)   (1,220,286)     (108,364)
   Repurchase of minority interest
     in consolidated venture                                           -          (2,362,500)      -
   Equipment purchased                                                 -             -            (677,632)
   Proceeds from sale of interests in unconsolidated
     joint venture                                                     -             -           4,750,000
   Investment in leveraged leases                                      -             -          (8,553,492)
                                                                  ------------  ------------  ------------

       Net cash provided by (used in) investing activities          11,299,192    13,299,377    (4,018,592)
                                                                  ------------  ------------  ------------


                                                  (continued on next page)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

                        For the Years Ended December 31,

                                                                        2001            2000             1999
                                                                        ----            ----             ----
                                                                      Restated        Restated
Cash flows from financing activities:
   Proceeds from non-recourse debt                                      2,111,726       2,376,033       14,010,000
   Principal payments on notes payable - non-recourse                  (3,868,718)       (712,042)        (548,659)
   Proceeds from recourse debt                                            -             5,738,395        5,000,000
   Principal payments on notes payable - recourse debt                 (4,369,065)    (10,505,763)      (2,825,471)
   Cash distributions to partners                                     (10,732,739)    (10,748,904)     (10,785,188)
   Redemption of Limited Partnership units                                (47,009)        (37,811)        (425,558)
                                                                  ---------------  --------------  ---------------

       Net cash (used in) provided by financing activities            (16,905,805)    (13,890,092)       4,425,124
                                                                  ---------------  --------------  ---------------

Net (decrease) increase in cash and cash equivalents                   (2,750,035)        395,881          788,971

Cash and cash equivalents at beginning of year                          5,083,906       4,688,025        3,899,054
                                                                  ---------------  --------------  ---------------

Cash and cash equivalents at end of year                          $     2,333,871  $    5,083,906  $     4,688,025

                                                                  ===============  ==============  ===============
















See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Statements of Cash Flows as Restated (continued)

Supplemental Disclosure of Cash Flow Information

     Interest expense of $3,959,897, $5,583,372 and $8,833,011 for the years ended December 31, 2001, 2000 and 1999 consisted of: interest expense on non-recourse financings paid or accrued to lenders by lessees and interest on loans not payable currently (including accretions on recourse loans) of $3,810,182, $4,632,496 and $8,216,602, respectively, and other interest of $149,715, $950,876 and $616,409, respectively.

     For the years ended December 31, 2001, 2000 and 1999, non-cash activities included the following:

                                                                 2001            2000            1999
                                                                 ----            ----            ----
Principal and interest on
   finance receivables paid directly
   to lenders by lessees                                     $  12,831,791   $  30,849,889  $  29,448,407
Rental income assigned - operating lease receivable              2,711,700         -                -
Principal and interest on non-recourse
   financings paid directly to lenders
   by lessees                                                  (15,543,491)    (30,849,889)   (29,448,407)
Decrease in investment in finance leases due
   to terminations                                                  -              -             (552,002)
Decrease in notes payable non-recourse
   due to terminations                                              -              -              552,002

Decrease in investments in finance leases and
   financings due to contribution to
   unconsolidated joint ventures                                    -              -          (25,605,165)
Decrease in notes payable non-recourse related to leases
   contributed to joint venture                                     -              -           19,299,854
Increase in investments in
   unconsolidated joint ventures                                    -              -            6,305,311
                                                             -------------   -------------  -------------

                                                             $      -        $     -        $      -
                                                             =============   =============  =============

                                                                  2001
Transfer of investment in finance leases
   to investments in operating leases                        $ 30,137,598
                                                             ============

Transfer of investment in operating leases, net of
   accumulated depreciation, to equipment held for
   sale or lease                                             $ 18,769,730
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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Consolidation - The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All inter-company accounts and transactions have been eliminated. The Partnership accounts for its interests in 50% or less owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions thereafter.

     Cash and Cash Equivalents - Cash and cash equivalents are defined as cash in banks and highly liquid investments with original maturity dates of three months or less.

     Leases - The  Partnership  accounts  for  owned  equipment  leased to third parties as finance leases, leveraged leases, or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. The Partnership's net investment in leveraged leases consists of minimum lease payments receivable, the estimated unguaranteed residual values and the initial direct costs related to the leases, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income from leveraged leases over the life of the lease at a constant rate of return on the positive net investment. For operating leases, equipment is recorded and depreciated on the straight-line method over the lease term to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets. Initial direct costs of finance leases and leveraged leases are capitalized and are amortized over the terms of the related leases using the interest method.

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

3.   Restatements

     In connection with a change in accounting personnel in 2002, the new accounting personnel identified errors in key reconciliations and accounting records as of and for the year ended December 31, 2001. As a result, management performed a detailed review of the Partnership's accounting practices and processes relating to all of its complex lease transactions. Upon completion of this review, management determined that, in 2000, revenue from two leases had been recorded twice, and in 2001, three leases with a single lessee and the related lease remittances had been misclassified upon renewal; in another situation, a lease was included in the financial statements when it had no economic value. Adjustments to correct these errors have been made in the books and records of the Partnership and the financial statements have been restated to reflect the proper accounting for such leases. The following summarizes the impact of such adjustments:

                                   As of and for the year ended December 31, 2000
                                       Originally
                                       Reported             Adjustments       Restated

Investment in finance leases         $    76,417,611     $    (3,365,308) $    73,052,303
Total assets                         $   134,301,609     $    (3,365,308) $   130,936,301
Partners' equity                     $    63,916,992     $    (3,365,308) $    60,551,684

Finance income                       $    14,141,735     $    (3,365,308) $    10,776,427
Net income                           $     4,658,569     $    (3,365,308) $     1,293,261
Net income allocable to:
     Limited partners                $     4,611,983     $    (3,331,655) $     1,280,328
     General Partner                 $        46,586     $       (33,653) $        12,933
Net income per weighted average
     limited partnership unit        $          4.66     $         (3.37) $          1.29

     The restatement adjustment reflected above reverses the impact of an entry recorded in each quarter of 2000 which incorrectly duplicated the recognition of finance lease income for two leases in that year.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     In addition, in the restated financial statements, the Partnership reclassified investment in financings, which had been included in other assets, to investment in finance leases and financings. The impact of such reclassification was as follows:

                                   Restated     Reclassification   Reclassified
Investment in finance  leases
   and financings                  $ 73,052,303 $ 819,142          $ 73,871,445
Other assets                       $  2,901,945 $(819,142)         $  2,082,803


                                   As of and for the year ended December 31, 2001
                                      Originally
                                      Reported            Adjustments        Restated

Investment in finance leases        $    30,773,468     $    (3,365,308)(A)$     21,619,174
                                                        $    (5,788,986)
Investment in operating leases      $     4,197,269     $     4,585,977    $      8,783,246
Partners equity                     $    52,863,237     $    (1,203,009)   $     48,294,920
                                                        $    (3,365,308)(A)

Finance income                       $    4,861,097     $    (1,061,121)   $      3,799,976
Rental income                        $    2,711,700     $       644,012    $      3,355,712
Interest income and other            $      311,870     $      (242,000)   $         69,870
Depreciation expense                 $    2,040,722     $       543,900    $      2,584,622
Net (loss)                           $     (274,007)    $    (1,203,009)   $     (1,477,016)
Net (loss) allocable to:
     Limited partners                $     (271,267)    $    (1,190,979)   $     (1,462,246)
     General Partner                 $       (2,740)    $       (12,030)   $        (14,770)
Net (loss) per weighted average
  limited partnership unit           $         (.27)    $         (1.21)   $         (1.48)

(A) Represents the adjustment related to 2000 to restate the balance sheet as of December 31, 2000.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     The restatement adjustments reflected above are as follows: (1) the reclassification of three finance lease residuals aggregating $5,129,877, with respect to a single lessee, from investment in finance leases to investment in operating leases due to the fact that these finance leases came to term in 2001, but were extended on a month to month basis; the recording of depreciation expense of $543,900 related thereto; and the reclassification of $644,012 of rentals received on such operating leases from finance income to rental income;
(2) the correction of the misapplication of $167,109 of remittances received relating to the three leases discussed above that were inadvertently recorded as finance income rather than as collections of finance receivables; (3) the reversal of $242,000 of uncollected late charge income, which had been improperly recorded as revenue; and (4) the reversal of $250,000 of finance income related to the booked residual of a finance lease which had been inappropriately recognized after the lease was terminated.

     In addition, in the restated financial statements, the Partnership reclassified investment in financings, which had originally been included in other assets, to investment in finance leases and financings, offset certain advance billings previously included in finance receivables against related deferred renewal income since such billings were never collected, and corrected the restated consolidated statement of operations for a $40,000 item that was inadvertently reported on the wrong line in the originally filed statement of operations. The impact of such reclassifications was as follows:

                                                 Restated         Reclassifications      Reclassified
Investment in finance leases and financings  $    21,619,174      $   (469,633)        $    21,331,380
                                                                  $    181,839
Other assets                                 $     2,081,536      $   (181,839)        $     1,899,697
Security deposits, deferred credits and
  other payables                             $     1,580,461      $   (469,633)        $     1,110,828
Income from leveraged leases                 $     2,075,504      $     40,000         $     2,115,504
General and administrative expense           $       979,905      $     40,000         $     1,019,905

4.   Consolidated Ventures and Investments in Unconsolidated Joint Ventures

     The Partnership and affiliates formed nine ventures discussed below for the purpose of acquiring and managing various assets.

Consolidated Ventures

     The ventures described below are majority owned and are consolidated with the Partnership.

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

     Fund Eight B had the right during the first year of the Seacor Joint Ventures to sell any of the three interests back to the Partnership at a price equal to 110% of its outstanding investment balance for any vessel that did not generate rental revenue for a three month period. All three vessels were off-lease for part of the third quarter and all of the fourth quarter of 2001. On December 31, 2001, Fund Eight B exercised its right and sold its interest in the Seacor Joint Ventures back to the Partnership for the aggregate price of $3,644,700, which amount is included on the balance sheet as of December 31, 2001 under the caption Accounts payable - General Partner and affiliates. The Partnership recognized a loss of $327,341 on the repurchase and recognized $43,953 as minority interest expense during the life of the joint ventures.

Investments in Unconsolidated Joint Ventures

     The seven joint ventures described below are 50% or less owned and are accounted for following the equity method.

ICON Receivables 1997-A L.L.C.

     In March 1997, the Partnership, and affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Series D ("Series D") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"). In September 1997, Series E, L.P. Six and the Partnership contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of December 31, 2001, the Partnership, Series E, L.P. Six and Series D own 19.97%, 31.19%, 31.03% and 17.81% interests, respectively, in 1997-A. The Partnership accounts for its interest in 1997-A under the equity method of accounting.

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

ICON Boardman Funding L.L.C.

     In December 1998, the Partnership and three affiliates, ICON Cash Flow Partners, L.P. Series C ("Series C"), L.P. Six and ICON Income Fund Eight A L.P. ("Fund Eight A"), formed ICON Boardman Funding L.L.C. ("ICON BF"), for the purpose of acquiring a lease for a coal handling facility with Portland General Electric, a utility company. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt. The Partnership, Series C, L.P. Six, and Fund Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership accounts for its investment in ICON BF under the equity method of accounting.

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

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss, for a note receivable of GBP2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first installment on the note was collected in January 2002.

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
                                     ================     ===============

                                                        Period of Investment
                                    For the Year Ended         Through
                                     December 31, 2001    December 31, 2000
                                     -----------------    -----------------

 Net income                          $        749,435     $        16,100
                                     ================     ===============

 Partnership's share net of income   $         14,989     $           322
                                     ================     ===============

ICON Cheyenne LLC

     In December 2000, the Partnership and three affiliates, L.P. Six, Fund Eight A and Fund Eight B formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716, which was paid for with cash of $11,401,151 and the assumption of non-recourse debt with an unaffiliated third party lender of $18,304,565. The debt is structured to be amortized by the application to the debt of rentals due under the various term leases. The leases expire on various dates through September 2006. The Partnership, L.P. Six, Fund Eight A and Fund Eight B have ownership interests of 10.31%, 1.0%, 1.0% and 87.69%, respectively, in ICON Cheyenne. The Partnership accounts for its investment under the equity method of accounting.

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
                                   ================           ===============

                                                            Period of Investment
                                  For the Year Ended               Through
                                   December 31, 2001          December 31, 2000
                                   -----------------          -----------------

 Net income                        $      1,323,014           $        -
                                   ================           ===============

 Partnership's share of income     $        136,402           $        -
                                   ================           ===============

North Sea (Connecticut) Limited Partnership

     In 2000, a joint venture, North Sea (Connecticut) Limited Partnership (North Sea), in which the Partnership is a 50% Class C limited partner, exercised its option to acquire a drilling rig and leased the rig to the operator. The lease was then discounted on a non recourse basis at a bank and the proceeds were used to pay for the exercise of the option, with the excess loan proceeds of $20,002,567 distributed to the joint venturers ($10,001,284 represented the Partnership's 50% share). The other joint venturers are not affiliates. In 2000, the Partnership originally reflected its pro rata share of the lease and related debt on its balance sheet. However, during 2001, upon subsequent review, the transaction was reclassified as an investment in a joint venture. Amounts in the prior year's financial statements have been reclassified to reflect the current year's presentation. Neither the net income recorded in 2000 nor the amount of equity at December 31, 2000 was affected by the reclassification.

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

     Information as to the financial position and results of operations of North Sea as of and for the years ended December 31, 2001 and 2000 is summarized below:

                                      December 31, 2001   December 31, 2000
                                      -----------------   -----------------

Assets                                $     11,169,465    $     11,834,594
                                      ================    ================

Liabilities                           $     25,450,283    $     28,143,812
                                      ================    ================

Partners' deficit                     $    (14,280,818)   $    (16,309,218)
                                      ================    ================
Partnership's share of
   equity (deficit)                   $        407,091    $       (607,109)
                                      ================    ================


                                         Year Ended         Year Ended
                                     December 31, 2001   December 31, 2000
                                     -----------------   -----------------

Net income                            $      2,028,400    $        788,349
                                      ================    ================

Partnership's share of net income     $      1,014,200    $        394,175
                                      ================    ================

Distributions                         $         -         $     20,002,566
                                      ================    ================


Partnership's share of distributions  $         -         $     10,001,284
                                      ================    ================


     In March 2000, the Partnership had formed a joint venture for the purpose of owning the investment in North Sea. The Partnership contributed its investment to the joint venture. Simultaneously, L.P. Six acquired an interest in this joint venture for $2,250,000. No gain or loss was recognized by the Partnership at that time. L.P. Six had the right to put its interest in the joint venture back to the partnership at any time on or after September 15, 2000 for 110% of the purchase price. The Partnership had the right to repurchase the interest in the joint venture from L.P. Six at any time prior to September 15, 2000 for an amount equal to 105% of L.P. Six's purchase price, which right it exercised in the third quarter 2000. As a result, the Partnership recognized a loss on the repurchase of its investment of $112,500.

5.   Investments in Estimated Unguaranteed Residual Values

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

     In December 1996, the Partnership and an affiliate (see note 4) acquired, subject to a leveraged lease, an aircraft on lease with Continental Airlines, Inc. The aircraft is a McDonnell Douglas DC-10-30 built in 1976, and the lease expires in March 2003. The purchase price was $11,429,751.

     The net investment in the leveraged leases as of December 31, 2001 consisted of the following:

 Non-cancelable minimum rents receivable (net of
   principal and interest on non-recourse debt)     $     10,002,727
 Estimated unguaranteed residual values                   22,700,000
 Initial direct costs                                        335,456
 Unearned income                                          (5,747,283)
                                                    ----------------
                                                    $     27,290,900
                                                    ================


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

     Non-cancelable minimum rents receivable relating to the leveraged leases at December 31, 2001 are $19,731,077 while the related principal and interest on non-recourse debt is $9,728,350 at December 31, 2001. Such amounts are due as follows:

                                    Rents Due             Debt Payments

          2002                  $      7,742,360        $      7,742,360
          2003                         6,178,357               1,985,990
          2004                         5,810,360                    -
                                ----------------        ----------------

                                $     19,731,077        $      9,728,350
                                ================        ================

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

7.   Investment in Operating Leases

     The investment in operating leases at December 31, 2001 consisted of the following:

                                                                      Amount
                                                                   (Restated)
                                                                    --------

Equipment cost, January 1, 2001                                 $        -

Transfer of investment in finance leases
   to operating leases                                               30,137,598

Transfer of operating lease equipment to equipment
   held for sale or lease                                           (20,459,183)
                                                                ---------------

Equipment cost, December 31, 2001                                     9,678,415
                                                                ---------------

Accumulated depreciation, January 1, 2001                                 -

Depreciation expense                                                 (2,584,622)

Transfer of accumulated depreciation to equipment
   held for sale or lease                                             1,689,453
                                                                ---------------

Accumulated depreciation, December 31, 2001                            (895,169)
                                                                ---------------

Investment in operating leases, December 31, 2001               $     8,783,246
                                                                ===============

     The investment in operating leases consisted of six vessels which were originally on lease to Seacor and were classified as finance leases from their acquisition in 1997 until 2001 when the finance leases expired and were transferred to investment in operating leases (subject to short term operating leases) as well as certain aircraft parts and rotables whose finance leases expired in 2001 and which were renewed on a month to month basis in 2001. In the second half of 2001 five of the six vessels were returned by the lessee. The sixth vessel remains on a month to month charter. At December 31, 2001, the five returned vessels were reclassified as equipment held for sale or lease.

8.   Receivables Due In Installments

     Non-cancelable minimum amounts due on finance leases and financings are as follows:


                           Year                     Amount
                                                  (Restated)
                           2002                $    7,132,775
                           2003                     1,001,193
                           2004                       372,500
                                               --------------

                                               $    8,506,468
                                               ==============

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

9.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts consisted of the following:

                                                                   Amount

         Balance at December 31, 1998                          $     877,221

         Provision for bad debts                                     200,000
                                                               -------------

         Balance at December 31, 1999                              1,077,221

         Provision for bad debts                                     400,000
                                                               -------------

         Balance at December 31, 2000                              1,477,221

         (Reversal) of provision for bad debts                      (500,000)

         Writeoffs                                                   (61,236)
                                                               -------------

         Balance at December 31, 2001                          $     915,985
                                                               =============


10.  Notes Payable

     Notes payable consists of non-recourse notes payable of $29,698,082 and recourse notes payable of $21,286,774, of which $20,642,483 is secured by the Partnership's investment in estimated unguaranteed residuals (see Note 5), and $644,291 relates to line of credit agreements discussed below. The non-recourse notes are secured by leased equipment, bear interest at rates ranging from 6.5% to 9.4% and mature as follows:

                        Notes Payable        Note Payable
    Year                Non-Recourse           Recourse             Total

    2002              $     11,533,009      $      644,291    $   12,177,300
    2003                     3,467,344          20,642,483        24,109,827
    2004                    14,697,729             -              14,697,729
                      ----------------      --------------    --------------

                      $     29,698,082      $   21,286,774    $   50,984,856
                      ================      ==============    ==============

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

     The Partnership entered into a $7,500,000 recourse line of credit agreement (the "Second Facility") with another bank in June 2000 which is secured by certain receivables and residuals and accrues interest at the rate of prime (4.75% at December 31, 2001) plus one percent. At December 31, 2001, the
Partnership had $100,310 outstanding under the Second Facility. The Second Facility expires in August 2002. The Partnership violated a financial covenant at December 31, 2001 in the Second Facility creating an event of default. The bank granted a waiver to the Partnership with respect to this event of default.

11.  Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                                 Charged to
                                             Capitalized         Operations

Management fees                             $         -        $    3,066,929
Administrative expense reimbursements                  -            1,158,866
                                            --------------     --------------

Year ended December 31, 1999                $         -        $    4,225,795
                                            ==============     ==============

Management fees                             $         -        $    3,378,163
Acquisition fees                                   495,732                -
Administrative expense reimbursements                  -            1,268,398
                                            --------------     --------------

Year ended December 31, 2000                $      495,732     $    4,646,561
                                            ==============     ==============

Management fees                             $         -        $    1,958,755
Administrative expense reimbursements                  -              661,519
                                            --------------     --------------

Year ended December 31, 2001                $         -        $    2,620,274
                                            ==============     ==============

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

     The Partnership had investments in nine ventures with other partnerships sponsored by the General Partner. See Note 4 for additional information relating to the ventures.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

12.  Tax Information (Unaudited - Restated)

     The following table reconciles net (loss) income for financial statement reporting purposes to loss for federal income tax purposes for the years ended December 31, 2001, 2000 and 1999:

                                            2001             2000              1999
                                            ----             ----              ----

Net (loss) income
  per financial statements              $  (1,477,016)   $   1,293,261    $    3,514,436


Differences due to:

  Direct finance leases and financings     14,524,332       27,175,238        18,112,472
  Depreciation                            (23,242,100)     (36,903,785)      (34,162,751)
  (Recovery of) provision for losses         (500,000)         400,000           200,000
  Loss (gain) on sale of equipment         (2,088,097)       1,020,325          (905,600)
  Other                                       141,840         (213,838)        5,487,465
                                        -------------    -------------    --------------

Partnership loss for
 federal income tax purposes            $ (12,641,041)   $  (7,228,799)   $   (7,753,978)
                                        =============    =============    ==============


     As of December 31, 2001, the partners' capital accounts included in the financial statements totaled $48,294,920 compared to the partners' capital accounts for federal income tax purposes of $21,988,098 (unaudited) as of December 31, 2001. The difference arises primarily from commissions reported as a reduction in the partners' capital accounts for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued


13.  Quarterly Financial Data (Unaudited - Restated)

     The following table is a summary of financial data by quarter for the years ended December 31, 2001 and 2000:

                                                                      For the Quarters Ended
                                             -------------------------------------------------------------------------

                                                  March 31,          June 30,       September 30,        December 31,
2001
     Revenues as originally reported               3,126,104         2,744,266          4,194,989          (286,758)
     Adjustments (1)                                (501,501)         (378,110)          (478,371)          738,873
     Revenues -  restated                      $   2,624,603     $   2,366,156      $   3,716,618      $    452,115

     Net (loss) income allocable to limited
       partners as originally reported               219,631           154,463          1,174,870        (1,820,231)
     Adjustments (1)                                (286,567)         (177,147)          (315,403)         (411,862)
     Net (loss) income allocable to
       limited partners - restated             $     (66,936)    $     (22,684)(2)    $   859,467(3)   $ (2,232,093)(4)

     Net (loss) income per weighted
       average limited partnership unit
       as originally reported                           .22                .16               1.19             (1.84)
     Adjustments (1)                                   (.29)              (.18)              (.32)             (.42)
     Net (loss) income per weighted
       average limited partnership unit -
       restated                                $       (.07)     $        (.02)     $         .87      $      (2.26)

2000
     Revenues as originally reported               4,429,921         4,911,348          5,633,804         3,103,971
     Adjustments (1)                                (841,327)         (841,327)          (841,327)         (841,327)
     Revenues  - restated                      $   3,588,594     $   4,070,021      $   4,792,477      $  2,262,644

     Net (loss) income allocable to limited
       partners as originally reported               996,463         1,475,474          1,733,815           406,231
     Adjustments (1)                                (832,914)         (832,914)          (832,914)         (832,914)
     Net income allocable to
       limited partners - restated             $     163,549     $     642,560      $     900,901      $   (426,683)

     Net (loss) income per weighted
       average limited partnership unit
       as originally reported                          1.01               1.49               1.75               .41
     Adjustments (1)                                   (.84)              (.84)              (.84)             (.85)
     Net income per weighted
       average limited partnership unit -
       restated                                $        .17      $         .65       $        .91      $       (.44)



                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued


(1) The quarterly financial data gives effect in the proper quarter to the adjustments and reclassifications discussed in notes 3 and 4.
(2) Includes approximately $460,000 of losses in the second quarter from investments in joint ventures.
(3) Includes gains on sales of equipment of approximately $460,000 and rental income in excess of related depreciation of approximately $620,000 on six vessels under short term operating leases.
(4) Includes approximately $1.1 million of losses in the fourth quarter from investments in two joint ventures as well as depreciation expense of $671,215 and storage and insurance costs of $131,822 with respect to five vessels which were off lease in the fourth quarter of 2001 and thus did not generate any rental revenue during such period. These items were partially offset by a $500,000 reversal of provision for bad debts.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         -----------------------------------------------------------------------

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

        Entity                 Capacity         Type of Compensation           2001          2000          1999
        ------                 --------         --------------------           ----          ----          ----

ICON Capital Corp.        General Partner    Acquisition fees            $   -         $     495,732 $    -
ICON Capital Corp.        General Partner    Management fees                 1,958,755     3,378,163      3,066,929
ICON Capital Corp.        General Partner    Administrative expense
                                               reimbursements                  661,519     1,268,398      1,158,866
                                                                         ------------- ------------- --------------

                                                                         $   2,620,274 $   5,142,293 $    4,225,795
                                                                         ============= ============= ==============

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

Item 13.  Certain Relationships and Related Transactions

     See  Item  11  for  a  discussion  of  the   Partnership's   related  party
transactions. See Note 4 for a discussion of the Partnership's related party investments in joint ventures.

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

         (iii) Amended and Restated Agreement of Limited Partnership (Incorporated herein by reference to Exhibit A to Amendment No. 3 to Form S-1 Registration Statement No. 33-94458 filed with the Securities and Exchange Commission on November 9, 1995)

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 2001.

(c)  EXHIBIT

     99   Unconsolidated Joint Venture Financial Statements (see (d) below)

     99.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. $1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification Executive Vice President and Principal Finance and Accounting Officer pursuant to 18 U.S.C. $1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

(d)  Unconsolidated Joint Venture Financial Statements

     ICON Receivable 1997-A LLC - as of and for the years ended December 31, 2001 and 2000
     ICON  Receivable  1997-B  LLC - as of and for the year  ended December 31,
     2001
     ICON AIC Trust - as of and for the years ended December 31, 2001 and 2000 ICON Cheyenne LLC - as of and for the year ended December 31, 2001
     ICON North Sea (Connecticut) Limited Partnership - as of and for the years ended December 31, 2001 and 2000

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

                            ICON CASH FLOW PARTNERS L.P. Seven
                            File No. 33-94458 (Registrant)
                            By its General Partner, ICON Capital Corp.


Date:  August 6, 2002       /s/ Beaufort J.B. Clarke
                            ----------------------------------------------------
                            Beaufort J.B. Clarke
                            Chairman, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  August 6, 2002     /s/ Beaufort J.B. Clarke
                          ------------------------------------------------------
                          Beaufort J.B. Clarke
                          Chairman, Chief Executive Officer and Director


Date:  August 6, 2002     /s/ Paul B. Weiss
                          ------------------------------------------------------
                          Paul B. Weiss
                          President and Director


Date:  August 6, 2002     /s/ Thomas W. Martin
                          ------------------------------------------------------
                          Thomas W. Martin
                          Executive Vice President
                          (Principal Financial and Accounting Officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act
--------------------------------------------------------------------------------

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001


EXHIBIT 99

Unconsolidated Joint Venture Financial Statements

ICON Receivable 1997-A LLC - as of and for the years ended December 31, 2001 and 2000
ICON Receivable 1997-B LLC - as of and for the year ended December 31, 2001
ICON AIC Trust - as of and for the years ended  December  31, 2001 and 2000
ICON Cheyenne  LLC - as of and for the year ended  December  31,  2001
ICON North Sea (Connecticut) Limited Partnership - as of and for the years ended December 31, 2001 and 2000

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



                                    /s/KPMG LLP
                                    --------------------------------------------
                                    KPMG LLP


April 15, 2002
New York, New York

                         ICON Receivables 1997-A L.L.C.

                                 Balance Sheets

                                  December 31,


         Assets                                      2001             2000
         ------                                      ----             ----

Cash                                            $    673,740      $    619,719
                                                ------------      ------------

Investment in finance leases
   Minimum rents receivable                        2,984,147         4,594,866
   Estimated unguaranteed residual values            269,211           565,788
   Unearned income                                  (134,914)         (354,592)
   Allowance for doubtful accounts                (2,174,224)         (786,560)
                                                ------------      ------------
                                                     944,220         4,019,502
                                                ------------      ------------

Investment in financings
   Minimum rents receivable                            -             4,570,567
   Unearned income                                     -              (245,371)
   Allowance for doubtful accounts                     -              (802,699)
                                                ------------      ------------
                                                       -             3,522,497
                                                ------------      ------------

Other assets                                         238,622           840,801
                                                ------------      ------------

Total assets                                    $  1,856,582      $  9,002,519
                                                ============      ============

   Liabilities and Members' Equity

Notes payable non-recourse                      $  1,157,730      $  5,016,098
Security deposits, deferred credits and
   other payables                                    549,715         1,832,829
                                                ------------      ------------

Total liabilities                                  1,707,445         6,848,927
                                                ------------      ------------

Members' equity                                      149,137         2,153,592
                                                ------------      ------------

Total liabilities and members' equity           $  1,856,582      $  9,002,519
                                                ============      ============












See accompanying notes to financial statement.

                         ICON Receivables 1997-A L.L.C.

                            Statements of Operations

                        For the Years Ended December 31,

                                                2001               2000
                                                ----               ----

Revenue

  Finance income                          $       465,049    $        960,903
  Interest income and other                        56,001             135,580
  Gain on remarketing of equipment                 26,997             161,410
                                          ---------------    ----------------

   Total revenues                                 548,047           1,257,893
                                          ---------------    ----------------

Expenses

  General and administrative and
    other expenses                                531,747             450,902
  Interest expense                                195,755             618,920
  Provision for doubtful accounts               1,825,000             850,000
                                          ---------------    ----------------
  Total expenses                                2,552,502           1,919,822
                                          ---------------    ----------------

Net loss                                  $    (2,004,455)   $       (661,929)
                                          ===============    ================















See accompanying notes to financial statement.

                         ICON Receivables 1997-A L.L.C.

                    Statements of Changes in Members' Equity

                 For the Years Ended December 31, 2001 and 2000

                                             Total

Balance at December 31, 1999             $  3,266,388
                                         ------------

Net loss                                     (661,929)

Distributions to members                     (450,867)
                                         ------------

Balance at December 31, 2000                2,153,592

Net loss                                   (2,004,455)
                                         ------------

Balance at December 31, 2001             $    149,137
                                         ============














See accompanying notes to financial statement.

                         ICON Receivables 1997-A L.L.C.

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                       2001             2000
                                                       ----             ----

Cash flows from operating activities:
   Net loss                                       $  (2,004,455)   $  (661,929)
                                                  -------------    -----------
   Adjustments to reconcile net income to
   net cash provided by operating activities:
   Gain from the sale of finance leases                 (26,997)      (161,410)
   Provision for doubtful accounts                    1,825,000        850,000
   Changes in operating assets and liabilities:
     Collection of principal                          4,476,202      5,518,901
     Other assets                                       602,179        349,534
     Security deposits, deferred credits and
       other payables                                (1,283,114)       340,695
                                                  -------------    -----------

       Total adjustments                              5,593,270      6,897,720
                                                  -------------    -----------

       Net cash provided by operating activities      3,588,815      6,235,791
                                                  -------------    -----------

Cash flows from investing activities:
   Proceeds from the sales of equipment                 323,574      1,379,988
                                                  -------------    -----------

    Net cash provided by investing activities           323,574      1,379,988
                                                  -------------    -----------

Cash flows from financing activities:
   Principal payments on notes payable
      non-recourse                                   (3,858,368)    (8,193,119)
   Distributions to members                                 -         (450,867)
                                                  -------------    -----------

       Net cash used in investing activities         (3,858,368)    (8,643,986)
                                                  -------------    -----------

Net increase (decrease) in cash                          54,021     (1,028,207)

Cash at the beginning of the year                       619,719      1,647,926
                                                  -------------    -----------

Cash at the end of the year                       $     673,740    $   619,719
                                                  =============    ===========

Supplemental information-interest paid            $     194,555    $   640,625
                                                  =============    ===========









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

3.   Finance Lease Receivables

     Non-cancelable minimum annual amounts due on finance leases at December 31, 2001 are as follows:

             Year        Amount

             2002    $   2,926,097
             2003           40,036
             2004           18,014
                     -------------

                     $   2,984,147
                     =============


     The Company's allowance for doubtful accounts relates to a significant amount of past due receivables which are reflected in the above table as due in 2002.

                         ICON RECEIVABLES 1997-A L.L.C.

                          Notes to Financial Statement

                                December 31, 2001

4.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                        Finance
                                        Leases        Financings     Total

Balance at December 31, 1999           $   101,122   $  66,788  $    167,910

    Recoveries on accounts
      previously written-off               274,938     296,411       571,349
    Provision for doubtful accounts        410,500     439,500       850,000
                                       -----------   ---------  ------------

Balance at December 31, 2000               786,560     802,699     1,589,259

   Accounts written-off                   (437,336)   (802,699)   (1,240,035)
    Provision for doubtful accounts      1,825,000          -      1,825,000
                                       -----------   ---------  ------------

Balance at December 31, 2001           $ 2,174,224   $      -   $  2,174,224
                                       ===========   =========  ============

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


                                   /s/KPMG LLP
                                   ---------------------------------------------
                                    KPMG LLP


April 15, 2002
New York, New York

                         ICON Receivables 1997-B L.L.C.

                                  Balance Sheet

                                December 31, 2001


          Assets

Cash                                                        $     622,425
                                                            -------------

Investment in finance leases
   Minimum rents receivable                                     3,216,235
   Estimated unguaranteed residual values                         255,001
   Unearned income                                               (145,673)
   Allowance for doubtful accounts                             (1,098,719)
                                                          ---------------
                                                                2,226,844

Investment in financings
   Receivables due in installments                              6,783,818
   Unearned income                                               (408,920)
   Allowance for doubtful accounts                             (1,161,097)
                                                          ---------------
                                                                5,213,801

Other assets                                                      202,619
                                                          ---------------

Total assets                                              $     8,265,689
                                                          ===============


         Liabilities and Members' Equity

Notes payable - non recourse                              $     6,982,448
Other liabilities                                                 638,550
Due to affiliates                                                 255,694
                                                          ---------------

Total liabilities                                               7,876,692
                                                          ---------------

Members' equity                                                   388,997
                                                          ---------------

Total liabilities and members' equity                     $     8,265,689
                                                          ===============










See accompanying notes to financial statements.

                         ICON Receivables 1997-B L.L.C.

                             Statement of Operations

                      For the Year Ended December 31, 2001


Revenue

   Finance income                                    $   1,154,382
   Interest income and other                                76,235
   Gain from the sale of investments                        49,540
                                                     -------------

Total revenues                                           1,280,157
                                                     -------------

Expenses

   General and administrative expense                      215,859
   Interest expense                                        645,798
   Amortization of loan origination fees                   123,307
   Provision for doubtful accounts                       2,162,304
                                                     -------------

Total expenses                                           3,147,268
                                                     -------------

Net loss                                             $  (1,867,111)
                                                     =============










See accompanying notes to financial statements.

                         ICON Receivables 1997-B L.L.C.

                     Statement of Changes in Members' Equity

                      For the Year Ended December 31, 2001



Balance at December 31, 2000                 $   2,256,108

Net loss                                        (1,867,111)
                                             -------------

Balance at December 31, 2001                 $     388,997
                                             =============









See accompanying notes to financial statements.

                         ICON Receivables 1997-B L.L.C.

                             Statement of Cash Flows

                      For the Year Ended December 31, 2001


Cash flows from operating activities:
   Net loss                                                   $    (1,867,111)
                                                              ---------------
   Adjustments to reconcile net loss to
       net cash provided by operating activities:
   Gain from the sale of investments                                  (49,540)
   Amortization of loan origination fees                              123,307
   Provision for doubtful accounts                                  2,162,304
   Changes in operating assets and liabilities:
     Collection of principal on leases and financings               5,991,296
     Other assets                                                     (35,125)
     Other liabilities                                                    818
     Due to affiliates                                                518,082
                                                              ---------------

   Total adjustments                                                8,711,142
                                                              ---------------

   Net cash provided by operating activities                        6,844,031
                                                              ---------------

Cash flows from investing activities:
   Proceeds from the sale of equipment                                410,759
                                                              ---------------

   Net cash provided by investing activities                          410,759
                                                              ---------------

Cash flows from financing activities:
   Principal payments on notes payable -
    non-recourse                                                   (7,335,811)
                                                              ---------------

Net cash used in investing activities                              (7,335,811)
                                                              ---------------

Net decrease in cash                                                  (81,021)

Cash at the beginning of the year                                     703,446
                                                              ---------------

Cash at the end of the year                                   $       622,425
                                                              ===============

Supplemental disclosures of cash flow information:
   Interest paid during the year                              $       645,798
                                                              ===============








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

3.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on finance leases and financing are as follows:

           Finance
 Year      Leases          Financings        Total

 2002    $ 2,872,076       $ 3,333,605     $ 6,205,681
 2003        344,159         1,580,054       1,924,213
 2004           -            1,870,159       1,870,159
         -----------       -----------     -----------

         $ 3,216,235       $ 6,783,818     $10,000,053
         ===========       ===========     ===========

     The Company's allowance for doubtful accounts relates to a significant amount of past due receivables which are reflected in the above table as due in 2002.

4.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                 Finance
                                 Leases           Financings         Total

Balance at December 31, 2000   $    500,913     $    1,181,770   $  1,682,683

Accounts written-off               (177,442)        (1,407,729)    (1,585,171)
Provision for doubtful
  accounts                          775,248          1,387,056      2,162,304
                               ------------     --------------   ------------

Balance at December 31, 2001   $  1,098,719     $    1,161,097   $  2,259,816
                               ============     ==============   ============

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


                                    /s/KPMG LLP
                                    --------------------------------------------
                                    KPMG LLP


April 15, 2002
New York, New York

                                 ICON/AIC TRUST

                                 Balance Sheets

                                  December 31,

                                                         2001           2000
                                                         ----           ----
   Assets

Investment in finance leases
   Minimum rents receivable                          $     -      $   9,331,709
   Unguaranteed residual values                            -          7,760,304
   Initial direct costs                                    -            182,260
   Unearned income                                         -         (1,972,793)
                                                     -----------  -------------

                                                           -         15,301,480
                                                     -----------  -------------

Note receivable (note 3)                               3,645,250         -
Due from affiliate (note 4)                              204,189         -
                                                     -----------  -------------

Total assets                                         $ 3,849,439  $  15,301,480
                                                     ===========  =============


Liabilities and Beneficial Interestholders'
  Equity

Notes payable - non-recourse                         $     -      $   8,543,026
                                                     -----------  -------------

Beneficial interestholders' equity                     3,849,439      6,758,454
                                                     -----------  -------------

Total liabilities and beneficial
  interestholders' equity                            $ 3,849,439  $  15,301,480
                                                     ===========  =============











See accompanying notes to financial statements.

                                 ICON/AIC TRUST

                            Statements of Operations

                        For the Years Ended December 31,

                                                      2001           2000
                                                      ----           ----
Revenue

   Finance income                                 $   921,436    $ 1,540,381
                                                  -----------    -----------

Total revenue                                         921,436      1,540,381
                                                  -----------    -----------

Expenses

   Loss from the sales of investments in
     finance leases                                 2,472,400           --
   Foreign currency loss                              607,831           --
   Interest expense                                   434,526        829,944
   Amortization of initial direct costs                94,375        180,852
                                                  -----------    -----------

Total expenses                                      3,609,132      1,010,796
                                                  -----------    -----------

Net (loss) income                                 $(2,687,696)   $   529,585
                                                  ===========    ===========








See accompanying notes to financial statements.

                                 ICON/AIC TRUST

           Statements of Changes in Beneficial Interestholders' Equity

                        For the Years Ended December 31,

                                                                              2001                       2000
                                                                              ----                       ----

Beneficial interestholders' equity, beginning of the year
   (net of accumulated other comprehensive
   income of $607,831 and $62,915)                                   $   6,758,454                $   6,773,785

Distributions to beneficial interestholders                               (829,150)                       -

Net (loss) income                                    $ (2,687,696)                   $ 529,585

Other comprehensive loss - foreign
   translation loss                                         -                         (544,916)
Realization of foreign translation loss
   on sales of investment in finance leases               607,831                         -
                                                     ------------                    ---------

Comprehensive loss                                                     (2,079,865)                      (15,331)
                                                                     ------------                 -------------

Beneficial interestholders' equity, end of year                      $   3,849,439                $   6,758,454
                                                                     =============                =============

                                                                   December 31, 2001           December 31, 2000
                                                                   -----------------           -----------------

Accumulated other comprehensive loss - foreign
   translation loss                                                  $      -                     $    (607,831)

Other beneficial interestholders' equity                                 3,849,439                    7,366,285
                                                                     -------------                -------------

Beneficial interestholders' equity                                   $   3,849,439                $   6,758,454
                                                                     =============                =============







See accompanying notes to financial statements.

                                 ICON/AIC TRUST

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                       2001           2000
                                                       ----           ----
Cash flows from operating activities:
   Net (loss) income                              $ (2,687,696)  $    529,585
                                                  ------------   ------------
   Adjustments to reconcile net (loss) income to
       net cash used in operating activities:
   Loss from the sale of investments in
       finance leases                                2,472,400          -
   Foreign currency loss                               607,831          -
   Finance income portion of receivables
     paid directly
     to lenders by lessees                            (921,436)    (1,540,381)
   Interest expense on non-recourse
     financing paid
     directly to lenders by lessees                    434,526        829,944
   Amortization of initial direct costs                 94,375        180,852
   Changes in operating assets:
     Due from affiliate                               (204,189)         -
     Collection of principal-non-financed
       receivables                                     154,053          -
                                                  ------------   ------------

   Total adjustments                                 2,637,560       (529,585)
                                                  ------------   ------------

   Net cash used in operating activities               (50,136)         -
                                                  ------------   ------------

Cash flows from investing activities:
   Proceeds from sales of investments in
     finance leases                                    879,286          -
                                                  ------------   ------------

Cash flows used in financing activities:
   Cash distributions to beneficial
     interestholders                                  (829,150)         -
                                                  -----------    ------------

Net increase in cash                                    -               -

Cash at the beginning of the year                       -               -
                                                  ------------   ------------

Cash at the end of the year                       $     -        $      -
                                                  ============   ============












See accompanying notes to financial statements.

                                 ICON/AIC TRUST

                        For the Years Ended December 31,

Supplemental Disclosure of Cash Flow Information

     For the years ended December 31, 2001 and 2000, non-cash activities included the following:

                                                  2001           2000
                                                  ----           ----
Principal and interest on direct finance
   receivables paid directly to lenders
   by lessees                                $    4,973,382   $   7,368,662
Principal and interest on non-recourse
   financing paid directly to lenders
   by lessees                                    (4,973,382)     (7,368,662)
                                             --------------   -------------

                                             $       -        $       -
                                             ==============   =============

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

                                 ICON/ AIC TRUST

                                December 31, 2001

3.   Sale of Finance Leases

     On December 28, 2001, the Trust sold its remaining investment in finance leases subject to the remaining related non-recourse debt, for a note which is collectible over a two and one half year period. The gross note amount is GBP
2,575,000 or $3,744,822 based upon the currency exchange rate at December 31, 2001. The receivable (converted into US dollars) is due as follows:

                           January 2002 (paid)                  $     690,792
                           June 2002                                  690,793
                           January 2003                               654,435
                           June 2003                                  618,077
                           January 2004                               545,362
                           June 2004                                  545,363
                                                                -------------
                                                                    3,744,822
                           Less interest included
                             in the payments                          (99,572)
                                                                -------------

                                                                $   3,645,250
                                                                =============


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


                                    /s/KPMG LLP
                                    --------------------------------------------
                                    KPMG LLP


April 15, 2002
New York, New York

                              ICON Cheyenne L.L.C.

                                  Balance Sheet

                                December 31, 2001

          ASSETS

Cash                                                     $      279,550
                                                         --------------

Investment in operating leases:
   Equipment cost                                            28,832,836
   Accumulated depreciation                                  (6,386,270)
                                                         --------------
                                                             22,446,566

Due from affiliates                                             878,015
Other assets                                                    265,540
                                                         --------------

Total assets                                             $   23,869,671
                                                         ==============

     LIABILITIES AND MEMBERS' EQUITY

Notes payable, non-recourse                              $   10,223,768
Accounts payable                                                 25,318
Deferred income and other                                       896,420
                                                         --------------
                                                             11,145,506

Member's equity                                              12,724,165
                                                         --------------

Total liabilities and members' equity                    $   23,869,671
                                                         ==============









See accompanying notes to financial statements.

                              ICON Cheyenne L.L.C.

                             Statement of Operations

                      For the Year Ended December 31, 2001

Revenues

Rental income                                         $   8,830,255
Gain on sale of equipment                                    92,695
Interest income and other                                    90,230
                                                      -------------

Total revenues                                            9,013,180
                                                      -------------

Expenses

Depreciation expense                                      6,722,261
Interest expense                                            931,643
General and administrative                                   36,262
                                                      -------------

Total expenses                                            7,690,166
                                                      -------------

Net income                                            $   1,323,014
                                                      =============









See accompanying notes to financial statements.

                              ICON Cheyenne L.L.C.

                     Statement of Changes in Members' Equity

                      For the Year Ended December 31, 2001

Members' equity at December 31, 2000                      $     11,401,151

Net income                                                       1,323,014
                                                          ----------------

Members' equity as of December. 31, 2001                  $     12,724,165
                                                          ================

















See accompanying notes to financial statements.

                              ICON Cheyenne L.L.C.

                             Statement of Cash Flows

                      For the Year Ended December 31, 2001

Cash flows from operating activities:
   Net income                                              $   1,323,014
                                                           -------------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation expense                                        6,722,261
   Rental income paid directly
     to lenders by lessees                                    (8,426,301)
   Interest expense on non-recourse financing paid
     directly by lessees                                         931,643
   Gain on sale of equipment                                     (92,695)
   Changes in operating assets and liabilities:
     Due from affiliates                                        (878,015)
     Accounts payable                                             25,318
     Deferred income and other                                   896,420
     Other assets                                               (265,540)
                                                           -------------

   Total adjustments                                          (1,086,909)
                                                           -------------

Net cash provided by operating activities                        236,105
                                                           -------------

Cash flows from investing activities:
   Proceeds from sale of equipment                               629,514
                                                           -------------

Cash flows used in financing activities:
   Repayment of non-recourse debt                               (586,069)
                                                           -------------

Net change in cash                                               279,550

Cash at the beginning of the year                                  -
                                                           -------------

Cash at the end of the year                                $     279,550
                                                           =============













See accompanying notes to financial statements.

                              ICON Cheyenne L.L.C.

Supplemental Disclosure of Cash Flow Information

     For the years December 31, 2001 and 2000, non-cash activities included the following:

                                                              2001

Rental income paid directly to lenders by lessees        $    8,426,301
Principal and interest on non-recourse debt
  paid directly to lenders by lessees                        (8,426,301)
                                                         --------------

                                                         $        -
                                                         ==============

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

     The investment in operating leases at December 31, 2001 consisted of the following:

Equipment cost, January 1, 2001                             $     29,705,716

Equipment sold                                                      (872,880)
                                                            ----------------

Equipment cost, December 31, 2001                                 28,832,836
                                                            ----------------

Accumulated depreciation, January 1, 2001                                 -

Depreciation expense                                              (6,722,261)

Accumulated depreciation on equipment sold                           335,991
                                                            ----------------

Accumulated depreciation, December 31, 2001                       (6,386,270)
                                                            ----------------

Investment in operating leases, December 31, 2001           $     22,446,566
                                                            ================

Non-cancellables rents from operating leases are due as follows:

                  Year                          Amount

                  2002                   $    5,788,426
                  2003                        3,786,622
                  2004                        1,354,145
                  2005                          644,354
                  2006                           61,360
                                         --------------

                                         $   11,634,907
                                         ==============

                              ICON Cheyenne L.L.C.

                                December 31, 2001

4.   Notes Payable

     Notes payable consists of notes payable, non-recourse, which accrue interest at rates ranging from 5.52% to 10.05%, and which are being paid directly to the lenders by the lessees.

     The notes mature as follows:

                  Year                          Amount

                  2002                   $    4,765,112
                  2003                        3,556,465
                  2004                        1,279,030
                  2005                          623,161
                                         --------------

                                         $   10,223,768
                                         ==============

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

                           December 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Partners
North Sea (Connecticut) Limited Partnership

     We have audited the accompanying balance sheets of North Sea (Connecticut) Limited Partnership (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' deficit, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Sea (Connecticut) Limited Partnership as of December 31 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                    /s/Cohen & Schaeffer P.C.
                                    --------------------------------------------
                                    Cohen & Schaeffer P.C.


April 29, 2002
New York, New York

                   North Sea (Connecticut) Limited Partnership

                                 Balance Sheets

                                  December 31,


         Assets                                        2001               2000
         ------                                        ----               ----

Rents receivable                                  $  2,233,401   $   2,347,205
Equipment subject to operating lease,
 net of accumulated depreciation of $804,016
 and $252,691 at 2001 and 2000                       8,936,064       9,487,389
                                                  ------------   -------------

Total assets                                      $ 11,169,465   $  11,834,594
                                                  ============   =============

  Liabilities and Partners' Deficit

Liabilities:
   Note payable, non-recourse                     $ 24,743,746   $  27,362,499
   Accrued interest payable                            706,537         781,313
                                                  ------------   -------------

Total liabilities                                   25,450,283      28,143,812
                                                  ------------   -------------

Commitments and Contingencies

Partners' deficit:
   General Partner                                     (27,709)        (47,993)
   Limited Partners                                (14,253,109)    (16,261,225)
                                                  ------------   -------------

Total partners' deficit                            (14,280,818)    (16,309,218)
                                                  ------------   -------------

Total liabilities and partners' deficit           $ 11,169,465   $  11,834,594
                                                  ============   =============














See accompanying notes to financial statements.

                   North Sea (Connecticut) Limited Partnership

                            Statements of Operations

                        For the Years Ended December 31,



                                                      2001           2000
                                                      ----           ----

Revenue - rental income from operating lease      $ 5,121,175    $   2,347,205
                                                  -----------    -------------

Expenses:

   Interest expense                                 2,541,450        1,306,165
   Depreciation expense                               551,325          252,691
                                                  -----------    -------------

Total expenses                                      3,092,775        1,558,856
                                                  -----------    -------------

Net income                                        $ 2,028,400    $     788,349
                                                  ===========    =============


















See accompanying notes to financial statements.

                   North Sea (Connecticut) Limited Partnership

                   Statements of Changes in Partners' Deficit

                 For the Years Ended December 31, 2001 and 2000



                                                                                              Subscription
                                                                                                Receivable
                                                                                                  From
                                                        Class A       Class B        Class C      Class C
                                          General       Limited       Limited        Limited      Limited
                                          Partner      Partners      Partners        Partner      Partner           Total

Balance at December 31, 1999           $   27,750    $  (4,002,750) $    130,000  $  9,000,000  $(2,250,000)   $  2,905,000

Collection of subscription
   receivable from Class C
   Limited Partner                            -            -              -               -       2,250,000       2,250,000

Distributions to partners                (83,626)      (6,341,374)   (5,826,283)  (10,001,284)        -        (22,252,567)

Net income                                 7,883          386,291          -          394,175         -            788,349
                                      ----------    -------------  ------------  ------------  ------------  -------------

Balance at December 31, 2000             (47,993)      (9,957,833)   (5,696,283)     (607,109)        -        (16,309,218)

Net income                                20,284          993,916          -        1,014,200         -          2,028,400
                                      ----------    -------------  ------------  ------------  ------------  -------------

Balance at December 31, 2001          $  (27,709)   $  (8,963,917) $ (5,696,283) $    407,091  $      -      $ (14,280,818)
                                      ==========    =============  ============  ============  ============  =============










See accompanying notes to financial statements.

                   North Sea (Connecticut) Limited Partnership

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                     2001             2000
                                                     ----             ----
Cash flows from operating activities:
  Net income                                      $  2,028,400    $     788,349
                                                  ------------    -------------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                         551,325          252,691
  Rentals paid directly to lender by lessee         (5,234,978)             -
  Interest on non-recourse financing
   paid directly to lender by lessee                 2,616,225          524,852
  Rents receivable                                     113,804       (2,347,205)
  Accrued interest payable                             (74,776)         781,313
                                                  ------------    -------------

Total adjustments                                   (2,028,400)        (788,349)
                                                  ------------    -------------

Net cash provided by operating activities                   -               -
                                                  ------------    -------------

Cash flows used in investing activities:
  Exercise of purchase option on oil rig                    -        (6,835,080)
                                                  ------------    -------------

Cash flows from financing activities:
  Proceeds from non-recourse note payable                   -        31,639,302
  Collection of subscription receivable
    from Class C Limited Partner                            -         2,250,000
  Payment of purchased rents receivable                     -        (4,801,655)
  Cash distributions to partners                            -       (22,252,567)
                                                  ------------    -------------

Net cash provided by financing activities                   -         6,835,080
                                                  ------------    -------------

Net increase decrease in cash                               -               -

Cash at the beginning of the year                           -               -
                                                  ------------    -------------

Cash at the end of the year                       $         -     $         -
                                                  ============    =============

Supplemental Disclosures of Cash Flow Information

     Interest expense of $2,541,450 and $1,306,165 for the years ended December 31, 2001 and 2000, respectively, consisted of interest expense on non-recourse financing accrued or paid directly to the lender by the lessee.

     For the year ended December 31, 2001 non-cash activities included the following:

Rents receivable paid directly to
 lender by lessee                           $     5,234,978    $        -
Purchased rents receivable paid directly
 to lender by lessee                                   -            4,801,655
Principal and interest on non-recourse
  financing paid directly to lender
  by lessee                                      (5,234,978)       (4,801,655)
                                            ---------------    ----------------

                                            $          -       $        -
                                            ===============    ================


See accompanying notes to financial statements.

                   North Sea (Connecticut) Limited Partnership

                          Notes to Financial Statement

                                December 31, 2001

1.   Organization

     North Sea (Connecticut) Limited Partnership (the "Partnership") was formed in 1994 when the General Partner contributed $27,750 and the Class A limited partners contributed a total of $2,747,250. Subsequently, the Partnership admitted Class B and Class C Limited Partners. In 1994, the Partnership acquired an option for a cost of $2,905,000 to purchase a mobile drilling rig and related property for an exercise price as defined, depending on the date of exercise, through September 15, 2000. In 2000 the Partnership exercised its option to purchase the mobile oil rig and related property for $6,650,000 plus legal fees of $185,000 and entered into an operating lease with the user of the rig.

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

     New Accounting Pronouncement - Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of

                   North Sea (Connecticut) Limited Partnership

                          Notes to Financial Statement

                                December 31, 2001

the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The adoption of SFAS No. 144 did not have any effect on the Company's financial position or results of operations as the provisions of SFAS No. 144 are similar to the Company's current policy for impairment review.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership.

3.   Operating Lease  - Minimum Lease Rentals

     Non-cancelable minimum annual amounts due from the operating lease are as follows:

             Year                   Amount

             2002               $  5,234,978
             2003                  5,234,978
             2004                  5,234,978
             2005                  5,234,978
             2006                  5,234,978
             Thereafter            7,852,469
                                ------------

                                $ 34,027,359
                                ============

4.   Note Payable

     The note payable, non-recourse, accrues interest at a rate of 9.79 % and matures as follows:

              Year                    Amount

              2002               $      2,881,403
              2003                      3,170,397
              2004                      3,488,375
              2005                      3,838,245
              2006                      4,223,206
              Thereafter                7,142,120
                                 ----------------

                                 $     24,743,746
                                 ================

     The lessee pays rent directly to the lender to repay the note payable. The lender has a security interest in the lease and the mobile oil rig and related property and the scheduled lease payments due under the lease and assigned to the lender are sufficient to repay the note payable.

                   North Sea (Connecticut) Limited Partnership

                          Notes to Financial Statement

                                December 31, 2001


5.   Partners Equity And Distributions

     Allocation Of Net Income And Loss

(a) Net income for each year of the Partnership is allocated among the Partners as follows:

(1) First, to the extent net loss had been allocated to the Class B Limited Partners or the General Partner in any prior year, as defined, net income equal to the aggregate amount of such unrecovered net loss shall be allocated first to the General Partner and then to the Class B Limited Partners and

(2) Any remaining net income shall be allocated to the General Partner, the Class A Limited Partners and the Class C Limited Partner in proportion to their percentage interests of 1%, 49% and 50%, respectively.

     There have been no net losses allocated to Class B Limited Partners or the General Partner prior to 2000.

(b) Net loss for each fiscal year of the Partnership shall be allocated among the Partners as follows:

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

Distributions

     The Partnership shall make distributions to the Partners, as follows:

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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001



 EXHIBIT 99-1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Seven, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Annual Report as amended on Form 10-K/A for the fiscal year ended December 31, 2001 (the "Annual Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Seven.

Dated:  August 5, 2002




                               /s/ Beaufort J.B. Clarke
                               --------------------------------------------
                               Beaufort J.B. Clarke
                               Chairman and Chief Executive Officer
                               ICON Capital Corp.
                               sole General Partner of ICON Cash Flow
                               Partners L.P. Seven

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2001


EXHIBIT 99-2


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Seven, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Annual Report as amended on Form 10-K/A for the fiscal year ended December 31, 2001 (the "Annual Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Seven.

Dated:  August 5, 2002




                               /s/ Thomas W. Martin
                               -------------------------------------------------
                               Thomas W. Martin
                               Executive Vice President
                               (Principal Financial and Accounting Officer)
                               ICON Capital Corp.
                               sole General Partner of ICON Cash Flow
                               Partners L.P. Seven