Form 10-Q
period 2002-03-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 2002-08-28
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended                        March 31, 2002
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                          to
                               ------------------------    ---------------------

Commission File Number                               33-94458
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

                                               [   ] Yes     [ X ] No

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                   (unaudited)

                                                        March 31,        December 31,
                                                          2002               2001
                                                          ----               ----
       Assets
Cash                                                   $      37,283    $   2,333,871
                                                       -------------    -------------

Investment in finance leases
   Minimum rents receivable                                6,934,930        8,506,468
   Estimated unguaranteed residual values                 14,519,001       14,587,490
   Initial direct costs                                      124,815          196,525
   Unearned income                                          (627,262)      (1,043,118)
   Allowance for doubtful accounts                          (915,985)        (915,985)
                                                       -------------    -------------

                                                          20,035,499       21,331,380
                                                       -------------    -------------

Investment in operating leases
   Equipment at cost                                       9,678,415        9,678,415
   Accumulated depreciation                               (1,228,956)        (895,169)
                                                       -------------    -------------

                                                           8,449,459        8,783,246
                                                       -------------    -------------

Equipment held for sale or lease, net                     18,098,546       18,769,730
                                                       -------------    -------------

Net investment in leveraged leases                        27,881,070       27,290,900
                                                       -------------    -------------

Investment in estimated unguaranteed residual values      20,811,758       20,811,758
                                                       -------------    -------------

Investments in unconsolidated joint ventures               3,176,171        3,114,325
                                                       -------------    -------------

Other assets                                               1,844,905        1,899,697
                                                       -------------    -------------

Total assets                                           $ 100,334,691    $ 104,334,907
                                                       =============    =============






                                                    (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                             March 31,      December 31,
                                               2002             2001
                                               ----             ----

     Liabilities and Partners' Equity

Notes payable - non-recourse               $  28,950,362    $  29,698,082
Notes payable - recourse                      22,608,645       21,286,774
Accounts payable - General Partner
  and affiliates                               2,849,518        3,895,849
Security deposits, deferred credits
  and other payables                           1,397,419        1,110,828
Minority interest in consolidated
  joint ventures                                  49,671           48,454
                                           -------------    -------------

                                              55,855,615       56,039,987
                                           =============    =============

Partners' equity (deficiency)
   General Partner                              (404,436)        (366,314)
   Limited partners (988,360 and 988,649
     units outstanding,
     $100 per unit original issue price)      44,883,512       48,661,234
                                           -------------    -------------

     Total partners' equity                   44,479,076       48,294,920
                                           -------------    -------------

Total liabilities and partners' equity     $ 100,334,691    $ 104,334,907
                                           =============    =============












See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                               2002             2001
                                               ----             ----
Revenues                                                     (restated)

Finance income                              $   457,069    $ 1,589,012
Rental income                                   285,096        186,000
   Income from leveraged leases                 590,170        552,119
Gain on sales of equipment                        8,138          5,310
Income from investments in
  unconsolidated joint ventures                 368,117        282,398
Interest income and other                        38,894          9,764
                                            -----------    -----------

   Total revenues                             1,747,484      2,624,603
                                            -----------    -----------

Expenses

   Depreciation expense                       1,004,971        108,072
   Interest                                     743,113      1,049,349
   General and administrative                   277,220        174,378
   Management fees - General Partner            504,403        833,053
   Administrative expense reimbursements-
     General Partner                            211,344        343,226
   Amortization of initial direct costs         131,710        182,887
   Minority interest expense                      1,217          1,250
                                            -----------    -----------

   Total expenses                             2,873,978      2,692,215
                                            -----------    -----------

Net loss                                    $(1,126,494)   $   (67,612)
                                            ===========    ===========

Net loss allocable to:
   Limited partners                         $(1,115,229)   $   (66,936)
   General Partner                              (11,265)          (676)
                                            -----------    -----------

                                            $(1,126,494)   $   (67,612)
                                            ===========    ===========

Weighted average number of limited
   partnership units outstanding                988,505        989,413
                                            ===========    ===========

Net loss per weighted average
   limited partnership unit                 $     (1.13)   $      (.07)
                                            ===========    ===========

See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 2002 and
                        the Year Ended December 31, 2001

                                   (unaudited)

                                   Limited Partner Distributions

                                      Return of    Investment    Limited     General
                                       Capital       Income     Partners     Partner       Total
                                       -------       ------     --------     -------       -----
                                  (Per weighted average unit)

Balance at
   December 31, 2000                                         $  60,803,205  $ (251,521) $ 60,551,684

Limited partnership units
   redeemed (939 units)                                            (47,009)       -          (47,009)

Cash distributions to partners        $ 10.75       $ -        (10,632,716)   (100,023)  (10,732,739)

Net loss                                                        (1,462,246)    (14,770)   (1,477,016)
                                                             -------------  ----------  ------------
Balance at
   December 31, 2001                                            48,661,234    (366,314)   48,294,920

Limited partnership units
   redeemed (289 units)                                            (13,275)       -          (13,275)

Cash distributions to partners        $  2.68       $ -         (2,649,218)    (26,857)   (2,676,075)

Net loss                                                        (1,115,229)    (11,265)   (1,126,494)
                                                             -------------  ----------  ------------
Balance at
   March 31, 2002                                            $  44,883,512  $ (404,436) $ 44,479,076
                                                             =============  ==========  ============












See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)
                                                        2002            2001
                                                        ----            ----
                                                                      restated
Cash flows from operating activities:
   Net loss                                          $(1,126,494)   $   (67,612)
                                                     -----------    -----------
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Finance income portion of receivables
         paid directly to lenders by lessees            (278,563)    (2,159,652)
       Rental income paid directly to lender
         by lessee                                      (285,096)          --
       Interest expense on non-recourse
         financing paid directly by lessees
         and interest accreted                           390,786        850,778
       Amortization of initial direct costs              131,710        182,887
       Depreciation expense                            1,004,971        108,072
       Income from leveraged leases                     (590,170)      (552,119)
       Income from investments in unconsolidated
         joint ventures                                 (368,117)      (282,398)
       Gains on sales of equipment                        (8,138)        (5,310)
       Minority interest expense                           1,217          1,250
       Changes in operating assets and liabilities        (1,709)       667,876
                                                     -----------    -----------

        Total adjustments                                 (3,109)    (1,188,616)
                                                     -----------    -----------

      Net cash used in operating activities           (1,129,603)    (1,256,228)
                                                     -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment                       62,146        729,930
   Distributions received from unconsolidated
     joint ventures                                      306,366           --
                                                     -----------    -----------

      Net cash provided by investing activities          368,512        729,930
                                                     -----------    -----------







                                                      (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                    2002            2001
                                                    ----            ----

Cash flows from financing activities:
   Cash distributions to partners                (2,676,075)    (2,685,664)
   Proceeds from notes payable -
     recourse debt                                1,200,000           --
   Principal payments on notes payable -
     recourse debt                                  (46,147)      (406,934)
   Redemption of limited partnership units          (13,275)       (16,908)
   Proceeds from notes payable - non recourse          --        2,111,726
                                                -----------    -----------

       Net cash used in financing activities     (1,535,497)      (997,780)
                                                -----------    -----------

Net decrease in cash and cash equivalents        (2,296,588)    (1,524,078)

Cash and cash equivalents at beginning
  of period                                       2,333,871      5,083,906
                                                -----------    -----------

Cash and cash equivalents at end of period      $    37,283    $ 3,559,828
                                                ===========    ===========











See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

     For the three months ended March 31, 2002 and 2001, non-cash activities included the following:

                                                   2002           2001
                                                   ----           ----

Principal and interest on
   direct finance receivables paid
   directly to lenders by lessees              $   853,410    $ 7,731,824
Rental income  assigned operating
   lease receivables                               285,096           --
Principal and interest on non-recourse
   financing paid directly to
   lenders by lessees                           (1,138,506)    (7,731,824)
                                               -----------    -----------

                                               $     -        $    -
                                               ===========    ===========

     Interest expense of $743,113 and $1,049,349 for the three months ended March 31, 2002 and 2001 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $390,786 and $850,778, respectively, and interest on notes payable-recourse of $352,327 and $198,571, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                 March 31, 2002

                                   (unaudited)
1.   Basis of Presentation

     The consolidated financial statements of ICON Cash Flow Partners L.P. Seven (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2001 Annual Report on Form 10-K. Certain items have been reclassified to conform with the 2002 presentation. As discussed in note 3, the results of operations for the three months ended March 31, 2001 have been restated.

2.   Redemption of Limited Partnership Units

     There were 289 limited partnership units redeemed during the three months ended March 31, 2002. Redemption amounts are calculated following the redemption formula specified in the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

3.   Restatements

     In connection with a change in accounting personnel in 2002, the new accounting personnel identified errors in key reconciliations and accounting records as of and for the year ended December 31, 2001. As a result, management performed a detailed review of the Partnership's accounting practices and processes relating to all of its complex lease transactions. Upon completion of this review, management determined that during 2001, three leases with a single lessee and the related lease remittances had been misclassified when each lease was renewed; in another situation, a lease was included in the financial statements when it had no economic value. Adjustments to correct these errors have been made in the books and records of the Partnership and the financial statements have been restated to reflect the proper accounting for such leases. The following summarizes the impact on the statement of operations of such adjustments for the quarter ended March 31, 2001:

                                       For the three months ended March 31, 2001
                                          Originally
                                          Reported    Adjustments    Restated


Finance income                           $ 2,503,192  $ (367,389)   $2,135,803
Rental income                            $        -   $  186,000    $  186,000
Depreciation expense                     $        -   $  108,072    $  108,072
Net income (loss)                        $   221,849  $ (289,461)   $  (67,612)
Net income (loss) allocable to:
     Limited partners                    $   219,631  $ (286,567)   $  (66,936)
     General Partner                     $     2,218  $   (2,894)   $     (676)
Net income (loss) per weighted average
     limited partnership unit            $       .22  $     (.29)   $     (.07)

     The restatement adjustments reflected above are as follows: (1) the reclassification of revenue from one finance lease aggregating $186,000, with respect to a single lessee, from finance income to rental income due to the fact that this finance lease came to term in January 2001, but was extended on a month to month basis, and the recording of depreciation expense of $108,072 related thereto; (2) the reversal of $122,000 of uncollected late charge income, which had been improperly recorded as finance income; and (3) the reversal of $59,389 of finance income related to the booked residual of a finance lease which had been inappropriately recognized after the lease was terminated.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued



     In addition, in the restated financial statements, the Partnership reclassified a finance lease to an investment in joint venture as described in note 6 to the consolidated financial statements. Though the reclassification had no impact on the reported net income (loss) for the three months ended March 31, 2001, the impact of such reclassification on the statement of operations for the quarter ended March 31, 2001 was as follows:

                                              Restated
                                              Amounts   Reclassification  Reclassified
Finance income                             $  2,135,803    $ (546,791)    $ 1,589,012
Income from investments in
  joint ventures                           $     43,409    $  238,989     $   282,398
Interest income and other income           $     22,074    $  (12,310)    $     9,764
Interest expense                           $  1,381,311    $ (331,962)    $ 1,049,349
Amortization of initial direct costs       $    171,036    $   11,851     $   182,887
Net loss                                   $    (67,612)   $        -     $   (67,612)


4.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2002 and 2001 were as follows:

                                    2002       2001
                                    ----       ----
     Management fees           $  504,403  $   833,053   Charged to Operations
     Administrative expense
       reimbursements             211,344      343,226   Charged to Operations
                               ----------  -----------

     Total                     $  715,747  $ 1,176,279
                               ==========  ===========

     The Partnership has formed eight joint ventures with affiliates for the purpose of acquiring and managing various assets. (See Note 6 for additional information relating to the joint ventures.)

5.   Net Investment in Leveraged Leases

     The Partnership has ownership interests in two DC-10-30 aircraft subject to leveraged leases with Continental Airlines, Inc. (through March 2003) and Federal Express (through July 2004).

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued



The net investment in the leveraged leases as of March 31, 2002 consisted of the following:

     Non-cancelable minimum rents receivable (net of
       principal and interest on non-recourse debt)        $   10,002,727
     Estimated unguaranteed residual values                    22,700,000
     Initial direct costs                                         298,202
     Unearned income                                           (5,119,859)
                                                           --------------

                                                           $   27,881,070
                                                           ==============

     Unearned income is recognized from leveraged leases over the lives of the leases at a constant rate of return based on the positive net investment in the lease in the years such investment is positive. There are no deferred tax liabilities arising from the Partnership's leveraged lease investments since all taxes are recognized at the individual partner level rather than at the Partnership level.

6.   Consolidated Ventures and Investments in Unconsolidated Joint Ventures

     The Partnership and affiliates are parties to eight ventures discussed below for the purpose of acquiring and managing various assets.

Consolidated Venture

     The venture described below is majority owned and is consolidated with the Partnership.

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

Investments in Unconsolidated Joint Ventures

     The seven joint ventures described below are 50% or less owned and are accounted for under the equity method.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued



     ICON Receivables 1997-A L.L.C.

     In March 1997, the Partnership and affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Series D ("Series D") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"). In September 1997, Series E, L.P. Six and the Partnership contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of March 31, 2002, the Partnership, Series E, L.P. Six and Series D own 19.97%, 31.19%, 31.03% and 17.81% interests, respectively, in 1997-A. The Partnership accounts for its interest in 1997-A under the equity method of accounting.

     Information as to the unaudited financial position of 1997-A as of March 31, 2002 and December 31, 2001 and the results of its operations for the three months ended March 31, 2002 and 2001 is summarized below:

                                          March 31, 2002  December 31, 2001
                                          --------------  -----------------

    Assets                               $     1,128,972   $     1,856,582
                                         ===============   ===============

    Liabilities                          $     1,002,930   $     1,707,445
                                         ===============   ===============

    Equity                               $       126,042   $       149,137
                                         ===============   ===============

    Partnership's share of equity        $        25,172   $        29,783
                                         ===============   ===============


                                       Three Months Ended Three Months Ended
                                          March 31, 2002    March 31, 2001
                                          --------------    --------------

    Net loss                             $       (23,095)  $       (49,144)
                                         ===============   ===============

    Partnership's share of net loss      $        (4,611)  $        (9,812)
                                         ===============   ===============

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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued


     Information as to the unaudited financial position of 1997-B as of March 31, 2002 and December 31, 2001 and the results of its operations for the three months ended March 31, 2002 and 2001 is summarized below:

                                     March 31, 2002      December 31, 2001
                                     --------------      -----------------

 Assets                               $   6,176,875        $   8,265,689
                                      =============        =============

 Liabilities                          $   5,753,995        $   7,876,692
                                      =============        =============

 Equity                               $     422,880        $     388,997
                                      =============        =============

 Partnership's share of equity        $      70,494        $      64,847
                                      =============        =============

                                     Three Months Ended   Three Months Ended
                                       March 31, 2002      March 31, 2001
                                       --------------      --------------

 Net income (loss)                    $      33,883        $    (124,293)
                                      =============        =============

 Partnership's share of net
   income (loss)                      $       5,647        $     (20,720)
                                      =============        =============

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

     In 2001 the other joint venturers in ICON BF acquired Series C's interest in accordance with their proportionate shares of ICON BF, at an aggregate cost of $56,370, which represented Series C's carrying value of the investment. The Partnership's share of the purchase price was $283. The remaining venturers' shares in ICON BF at March 31, 2002 were .5025%, .5025%, and 98.995% for the Partnership, L.P. Six, and Fund Eight A, respectively.

     Portland General Electric ("PGE") is a wholly owned subsidiary of Enron Corporation ("Enron"), which filed for Chapter 11 bankruptcy protection. PGE has not filed for bankruptcy. While Enron owns all of PGE's outstanding common stock, PGE has its own legal entity, owns its assets and is responsible for its own day-to-day operations. PGE continues to make its lease payments and is current through July 2002.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the unaudited financial position of ICON BF as of March 31, 2002 and December 31, 2001 and the results of its operations for the three months ended March 31, 2002 and 2001 is summarized below:

                                       March 31, 2002       December 31, 2001
                                       --------------       -----------------

  Assets                              $     21,717,502       $    24,855,375
                                      ================       ===============

  Liabilities                         $     10,118,822       $    13,588,934
                                      ================       ===============

  Equity                              $     11,598,680       $    11,266,441
                                      ================       ===============

  Partnership's share of equity       $         58,284       $        56,614
                                      ================       ===============


                                     Three Months Ended    Three Months Ended
                                       March 31, 2002         March 31, 2001
                                       --------------         --------------

  Net income                          $        332,239       $       310,871
                                      ================       ===============

  Partnership's share of net income   $          1,670       $         1,554
                                      ================       ===============

     AIC Trust

     In 1999, ICON/AIC Trust ("AIC Trust") was formed to own and manage a portfolio of leases in England. The Partnership, L.P. Six and Fund Eight A own 30.76%, 25.51% and 43.73% interests in AIC Trust, respectively. The Partnership accounts for its investment under the equity method of accounting.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss for a note receivable of (pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first installment on the note was collected in January 2002. As of March 31, 2002, the gross amount due is (pound)2,100,000 ($2,911,580 on a discounted basis based upon the exchange rate at March 31, 2002).

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the unaudited financial position of AIC Trust as of March 31, 2002 and December 31, 2001 and the results of its operations for the three months ended March 31, 2002 and 2001 is summarized below:

                                         March 31, 2002      December 31, 2001
                                         --------------      -----------------

    Assets                              $     2,948,354        $   3,849,439
                                        ===============        =============

    Liabilities                         $        57,447        $        -
                                        ===============        =============

    Equity                              $     2,890,907        $   3,849,439
                                        ===============        =============

    Partnership's share of equity       $       889,242        $   1,184,087
                                        ===============        =============

                                       Three Months Ended   Three Months Ended
                                         March 31, 2002       March 31, 2001
                                         --------------       --------------

    Net income                          $        37,457        $     131,431
                                        ===============        =============

    Partnership's share of net
      income                            $        11,521        $      40,442
                                        ===============        =============

    Distributions                       $       995,989        $        -
                                        ===============        =============

    Partnership's share of
      distributions                     $       306,366        $        -
                                        ===============        =============

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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the unaudited financial position of ICON Cheyenne as of March 31, 2002 and December 31, 2001 and the results of its operations for the three months ended March 31, 2002 and 2001 is summarized below:

                                    March 31, 2002           December 31, 2001
                                    --------------           -----------------

    Assets                          $    23,100,496            $   23,869,671
                                    ===============            ==============

    Liabilities                     $     9,613,438            $   11,145,506
                                    ===============            ==============

    Equity                          $    13,487,058            $   12,724,165
                                    ===============            ==============

    Partnership's share
      of equity                     $     1,390,515            $    1,311,861
                                    ===============            ==============

                                   Three Months Ended        Three Months Ended
                                     March 31, 2002            March 31, 2001
                                     --------------            --------------

    Net income                      $       762,893             $     286,784
                                    ===============             =============

    Partnership's share of
      net income                    $        78,654             $      29,567
                                    ===============             =============

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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the unaudited financial position of ICON Aircraft as of March 31, 2002 and December 31, 2001 and the results of its operations for the three months ended March 31, 2002 and 2001 is summarized below:

                                         March 31, 2002     December 31, 2001
                                         --------------     -----------------

    Assets                              $    41,284,791       $   41,952,008
                                        ===============       ==============

    Liabilities                         $    38,090,534       $   38,945,109
                                        ===============       ==============

    Equity                              $     3,194,257       $    3,006,899
                                        ===============       ==============

    Partnership's share of equity       $        63,885       $       60,138
                                        ===============       ==============

                                       Three Months Ended   Three Months Ended
                                         March 31, 2002       March 31, 2001
                                         --------------       --------------

    Net income                          $       187,358       $      118,868
                                        ===============       ==============

    Partnership's share of net income   $         3,747       $        2,378
                                        ===============       ==============

     North Sea (Connecticut) Limited Partnership

     In 2000, a joint venture, North Sea (Connecticut) Limited Partnership (North Sea), in which the Partnership is a 50% Class C limited partner, exercised its option to acquire a drilling rig and leased the rig to the operator. The lease was then discounted on a non recourse basis at a bank and the proceeds were used to pay for the exercise of the option, with the excess loan proceeds of $20,002,567 distributed to the joint venturers ($10,001,284 represented the Partnership's 50% share). The other joint venturers are not affiliates. In 2000, the Partnership originally reflected its pro rata share of the lease and related debt on its balance sheet. However, in the fourth quarter of 2001, upon subsequent review, the transaction was reclassified as an investment in a joint venture. Amounts in the March 31, 2001 statement of operations have been reclassified to reflect the current period's presentation. Neither the net income recorded in the 2001 quarter nor the amount of equity recorded at March 31, 2001 was affected by the reclassification.

     The Partnership has guaranteed an amount between the stipulated loss value provided for in the financing and the loan balance. The maximum amount for which the Partnership is contingently liable at March 31, 2002 under such guarantee was approximately $137,999.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the unaudited financial position of North Sea as of March 31, 2002 and December 31, 2001 and the results of its operations for the three months ended March 31, 2002 and 2001 is summarized below:

                                        March 31, 2002     December 31, 2001
                                        --------------     -----------------

  Assets                               $      9,694,438     $     11,169,465
                                       ================     ================

  Liabilities                          $     23,432,278     $     25,450,283
                                       ================     ================

  Partners' deficit                    $    (13,737,840)    $    (14,280,818)
                                       ================     ================

  Partnership's share of equity        $        678,579     $        407,090
                                       ================     ================

                                      Three Months Ended    Three Months Ended
                                        March 31, 2002        March 31, 2001
                                        --------------        --------------

  Net income                           $        542,978     $        477,978
                                       ================     ================

  Partnership's share of net income    $        271,489     $        238,989
                                       ================     ================

7.   Subsequent Event

     During the quarter ended June 30, 2002, the Partnership entered into a $17,500,000 joint line of credit agreement, shared with Fund Eight A and Fund Eight B, with Comerica Bank as lender, replacing its prior $7,500,000 line of credit agreement. The Partnership borrowed $7,775,439 under the new agreement and used $3,175,439 to pay off its outstanding borrowings under its prior line of credit and $3,644,700 to repay to Fund Eight B the amount due for the repurchase in December 2001 of a joint venture interest. Under the terms of the new agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (5.75% at June 30, 2002) and all borrowings are to be collateralized by the present values of rents receivable and residuals. The expiration date of the new line of credit agreement is May 31, 2003.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

Item 2: General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The financial statements for 2001 have been restated and reclassified as explained in Note 3 of Notes to Consolidated Financial Statements. The General Partner's discussion and analysis below compare the 2002 results to the restated and reclassified 2001 results.

Results of Operations for the Three Months Ended March 31, 2002 and 2001

     Revenues for the three months ended March 31, 2002 ("2002 Quarter") were $1,747,484 as compared to $2,624,603 in the quarter ended March 31, 2001 ("2001 Quarter") representing a decrease of $877,119. The decrease in revenues resulted primarily from a decrease in finance income of $1,131,943. The decrease in finance income was partially offset by increases in rental income of $99,096, income from leveraged leases of $38,051, income from investments in unconsolidated joint ventures of $85,719 and gain on sales of equipment of $2,828. The decrease in finance income resulted primarily from (1) a decrease in the average size of the Partnership's lease portfolio, (2) certain leases were renewed and are generating lower levels of finance income during the respective renewal terms and (3) certain finance leases came to term in 2001 and were reclassified as operating leases during their renewal terms. The increase in income from leveraged leases is consistent with the increase in the investment in leverage leases on which such income is based. The rental income in the 2002 Quarter resulted from the rentals associated with equipment which was reclassified to operating leases subsequent to the 2001 Quarter.

     Expenses for the 2002 Quarter were $2,873,978 as compared to $2,692,215 in the 2001 Quarter, representing an increase of $181,763. The increase in expenses was primarily attributable to an increase in depreciation expense of $896,899, due primarily to equipment being reclassified from finance leases to operating leases subsequent to the 2001 Quarter, and an increase in general and administrative expenses of $102,842. The principal reason for the increase in general and administrative expenses was the storage and insurance costs associated with off-lease vessels during the 2002 Quarter. The increase in expenses were partially offset by a decrease in interest expense of $306,236, a decrease in management fees - General Partner of $328,650, a decrease in administrative expense reimbursements - General Partner of $131,882, and a decrease in amortization of initial direct costs of $51,177. Interest expense decreased due to a decrease in the average debt outstanding from 2001 to 2002. The decreases in management fees - General Partner and administrative expense reimbursement - General Partner resulted from the overall decrease in the average size of the Partnership's lease portfolio. The decrease in amortization of initial direct costs resulted from the decrease in the average size of the lease portfolio.

     Net loss for the 2002 Quarter and the 2001 Quarter was $1,126,494 and $67,612, respectively. The net loss per weighted average limited partnership unit outstanding was $1.13 and $.07, for the 2002 Quarter and the 2001 Quarter, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                 March 31, 2002

Liquidity and Capital Resources

     During the three months ended March 31, 2002, the Partnership used cash in operating activities of $1,129,603 and paid distributions to partners of $2,676,075. The Partnership also borrowed $1,200,000 under one of its lines of credit during the quarter and received a $306,366 distribution from an unconsolidated joint venture. Because the Partnership's uses of cash exceeded its sources of cash during the quarter, its liquidity was reduced. The Partnership currently owns five vessels which are off lease. The Partnership's ability to continue making cash distributions at the current rate is dependent on the Partnership's ability to remarket or sell assets coming off lease.

     During the quarter ended June 30, 2002, the Partnership entered into a $17,500,000 joint line of credit agreement, shared with Fund Eight A and Fund Eight B, with Comerica Bank as lender, replacing its prior $7,500,000 line of credit agreement. The Partnership initially borrowed $7,775,439 under the new agreement and used $3,175,439 to pay off its outstanding borrowings under its prior line of credit and $3,644,700 to repay to Fund Eight B the amount due for the repurchase in December 2001 of a joint venture interest. Under the terms of the new agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (5.75% at June 30, 2002) and all borrowings are to be collateralized by the present values of rents receivable and residuals. The expiration date of the new line of credit agreement is May 31, 2003.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     The Partnership is exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residual) owned by the Partnership and its investees. Except as described below, the Partnership believes its exposure to other market risks are insignificant to both its financial position and results of operations.

     The Partnership manages its interest rate risk by obtaining fixed rate debt for most of its obligations.

     The Partnership borrows funds under two floating rate lines of credit and is therefore exposed to interest rate risk until the floating rate lines of credit are repaid. The Partnership's borrowing under the floating rate lines of credit as of March 31, 2002 aggregated $1,798,144. In the second quarter of 2002, the Partnership borrowed $7,775,439 under its new line of credit agreement with Comerica Bank and repaid the balance outstanding under its old line. The new line of credit agreement also has a floating interest rate. The Partnership believes the risk associated with rising interest rates under its lines is not significant.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing remarketing proceeds through either releasing or sales of equipment.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)





PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2002.

Exhibits

99.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)



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




     August 28, 2002                 /s/ Thomas W. Martin
-------------------------------      -------------------------------------------
          Date                       Thomas W. Martin
                                     Executive Vice President
                                     (Principal financial and accounting officer
                                     of the General Partner of the Registrant)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)




EXHIBIT 99-1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Seven, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended March 31, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Seven.

Dated:  August 28, 2002




                   /s/ Beaufort J.B. Clarke
                   ------------------------------------------------------
                   Beaufort J.B. Clarke
                   Chairman and Chief Executive Officer
                   ICON Capital Corp.
                   sole General Partner of ICON Cash Flow Partners L.P. Seven.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)





EXHIBIT 99-2


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Seven, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended March 31, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Seven.

Dated:  August 28, 2002




                 /s/ Thomas W. Martin
                 -------------------------------------------------------
                 Thomas W. Martin
                 Executive Vice President (Principal
                 Financial and Accounting Officer)
                 ICON Capital Corp.
                 sole General Partner of ICON Cash Flow Partners L.P. Seven.