Form 10-Q
period 2002-08-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 2002-09-16
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended                          June 30, 2002
                     -----------------------------------------------------------

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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                  June 30,         December 31,
                                                    2002              2001
                                                    ----              ----
       Assets

Cash                                            $   1,287,865     $   2,333,871
                                                -------------     -------------
Investment in finance leases
  Minimum rents receivable                          5,729,035         8,506,468
  Estimated unguaranteed residual values           14,587,490        14,587,490
  Initial direct costs                                 81,327           196,525
  Unearned income                                    (278,132)       (1,043,118)
  Allowance for doubtful accounts                    (754,590)         (915,985)
                                                -------------     -------------

                                                   19,365,130        21,331,380
                                                -------------     -------------

Investment in operating leases
   Equipment at cost                                5,508,545         9,678,415
   Accumulated depreciation                          (822,785)         (895,169)
                                                -------------     -------------

                                                    4,685,760         8,783,246

Equipment held for sale or lease, net              20,657,406        18,769,730
                                                -------------     -------------

Net investment in leveraged leases                 28,477,120        27,290,900
                                                -------------     -------------

Investment in estimated unguaranteed
 residual values                                   20,811,758        20,811,758
                                                -------------     -------------

Investments in unconsolidated
 joint ventures                                     3,284,601         3,114,325
                                                -------------     -------------

Other assets                                        2,135,205         1,899,697
                                                -------------     -------------

Total assets                                    $ 100,704,845     $ 104,334,907
                                                =============     =============






                                                     (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                   June 30,        December 31,
                                                     2002              2001
                                                     ----              ----
   Liabilities and Partners' Equity

Notes payable - non-recourse                    $  28,432,972     $  29,698,082
Notes payable - recourse                           29,210,146        21,286,774
Accounts payable - General Partner
 and affiliates                                        86,888         3,895,849
Security deposits, deferred credits
 and other payables                                 1,884,910         1,110,828
Minority interest in consolidated
 joint ventures                                        50,881            48,454
                                                -------------     -------------

                                                   59,665,797        56,039,987
                                                -------------     -------------

Partners' equity (deficiency)
   General Partner                                   (429,453)         (366,314)
   Limited partners (987,848 and 988,649
    units outstanding, $100 per unit original
    issue price)                                   41,468,501        48,661,234
                                                -------------     -------------

     Total partners' equity                        41,039,048        48,294,920
                                                -------------     -------------

Total liabilities and partners' equity          $ 100,704,845     $ 104,334,907
                                                =============     =============









See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                                         For the three Months               For the Six Months
                                                            Ended June 30,                     Ended June 30,
                                                        2002              2001             2002            2001
                                                        ----              ----             ----            ----
Revenues                                                               (restated)                       (restated)
   Finance income                                  $     354,616     $     916,272   $     811,685   $    2,505,284
   Rental income                                         236,395         1,116,436         521,491        1,302,436
   Income from leveraged leases                          596,050           552,119       1,186,220        1,104,238
   Gain on sales of equipment                                  -                 -           8,138            5,310
   Income (loss) from investments in
    unconsolidated joint ventures                        332,803          (209,330)        700,920           73,068
   Other                                                   1,053            (9,341)         39,947              423
                                                   -------------     -------------   -------------   --------------

   Total revenues                                      1,520,917         2,366,156       3,268,401        4,990,759
                                                   -------------     -------------   -------------   --------------

Expenses

   Depreciation expense                                1,005,087           628,690       2,010,058          736,761
   Interest                                              721,262           883,766       1,464,375        1,933,115
   General and administrative                            224,555           195,356         501,775          369,735
   Management fees - General Partner                     144,303           397,470         648,706        1,230,523
   Administrative expense reimbursements -
    General Partner                                       67,178           154,151         278,522          497,377
   Amortization of initial direct costs                  106,406           128,393         238,116          311,280
   Minority interest expense                               1,210             1,243           2,427            2,493
                                                   -------------     -------------   -------------   --------------

   Total expenses                                      2,270,001         2,389,069       5,143,979        5,081,284
                                                   -------------     -------------   -------------   --------------

Net loss                                           $    (749,084)    $     (22,913)  $  (1,875,578)  $      (90,525)
                                                   =============     =============   =============   ==============

Net loss allocable to:
   Limited partners                                $    (741,593)    $     (22,684)  $  (1,856,822)  $      (89,620)
   General Partner                                        (7,491)             (229)        (18,756)            (905)
                                                   -------------     -------------   -------------   --------------

                                                   $    (749,084)    $     (22,913)  $  (1,875,578)  $      (90,525)
                                                   =============     =============   =============   ==============

Weighted average number of limited
   partnership units outstanding                         988,219           989,238         988,339          989,238
                                                   =============     =============   =============   ==============

Net loss per weighted average
   limited partnership unit                        $        (.75)    $        (.02)  $       (1.88)  $         (.09)
                                                   =============     =============   =============   ==============



See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 2002 and
                        the Year Ended December 31, 2001

                                   (unaudited)

                                   Limited Partner Distributions

                                      Return of    Investment           Limited        General
                                       Capital       Income            Partners        Partner          Total
                                       -------       ------            --------        -------          -----
                                    (Per weighted average unit)
Balance at
   December 31, 2000, restated                                     $    60,803,205  $   (251,521) $   60,551,684

Limited partnership units
   redeemed (939 units)                                                    (47,009)         -            (47,009)

Cash distributions to partners        $ 10.75       $ -                (10,632,716)     (100,023)    (10,732,739)

Net loss                                                                (1,462,246)      (14,770)     (1,477,016)
                                                                   ---------------  ------------  --------------

Balance at
   December 31, 2001                                                    48,661,234      (366,314)     48,294,920

Limited partnership units
   redeemed (801 units)                                                    (30,940)         -            (30,940)

Cash distributions to partners        $  5.37       $ -                 (5,304,971)      (44,383)     (5,349,354)

Net loss                                                                (1,856,822)      (18,756)     (1,875,578)
                                                                   ---------------  ------------  --------------

Balance at
   June 30, 2002                                                   $    41,468,501  $   (429,453) $   41,039,048
                                                                   ===============  ============  ==============







See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                        2002            2001
                                                                     (restated)
Cash flows from operating activities:
   Net loss                                          $(1,875,578)   $   (90,525)
                                                     -----------    -----------
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Finance income portion of receivables
         paid directly to lenders by lessees            (548,118)    (2,030,425)
       Rental income paid directly to lender
        by lessee                                       (378,690)    (1,302,436)
       Interest expense on non-recourse
         financing paid directly by lessees
         and interest accreted                           955,927      1,752,155
       Amortization of initial direct costs              238,116        311,280
       Depreciation expense                            2,010,058        736,761
       Income from leveraged leases                   (1,186,220)    (1,104,238)
       Income from investments in unconsolidated
        joint ventures                                  (700,920)       (73,068)
       Gain on sales of equipment                         (8,138)        (5,310)
       Minority interest expense in consolidated
        joint venture                                      2,427          2,493
       Change in operating assets and liabilities     (2,507,614)     1,338,348
                                                     -----------    -----------

           Total adjustments                          (2,123,172)      (374,440)
                                                     -----------    -----------

       Net cash used in operating activities          (3,998,750)      (464,965)
                                                     -----------    -----------

Cash flows from investing activities:
  Proceeds from sales of equipment                       271,896        729,930
  Distributions from unconsolidated
   joint ventures                                        530,739           --
                                                     -----------    -----------

       Net cash provided by investing activities         802,635        729,930
                                                     -----------    -----------







                                                      (continued on next page)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                         2002            2001
                                                                      (restated)
Cash flows from financing activities:
  Cash distributions to partners                     (5,349,354)     (5,371,201)
  Proceeds from notes payable - recourse             10,800,439            --
  Principal payments on notes payable - recourse     (3,270,036)       (625,451)
  Redemption of limited partnership units               (30,940)        (16,908)
  Proceeds from notes payable - non-recourse               --         2,111,726
                                                   ------------    ------------

       Net cash provided by (used in) financing
        activities                                    2,150,109      (3,901,834)
                                                   ------------    ------------

Net decrease in cash and cash equivalents            (1,046,006)     (3,636,869)

Cash and cash equivalents at beginning
 of period                                            2,333,871       5,083,906
                                                   ------------    ------------

Cash and cash equivalents at end of period         $  1,287,865    $  1,447,037
                                                   ============    ============









See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

     For the six months ended June 30, 2002 and 2001, non-cash activities included the following:

                                                        2002            2001
                                                        ----            ----

Principal and interest on direct finance
 receivables paid directly to lenders
  by lessees                                      $  1,842,347     $  9,872,287
Rental income  assigned operating lease
 receivables                                           378,690        1,302,436
Principal and interest on non-recourse
 financing paid directly to lenders
 by lessees                                         (2,221,037)     (11,174,723)
                                                  ------------     ------------

                                                  $      -         $      -
                                                  ============     ============

     Interest expense of $1,464,375 and $1,933,115 for the six months ended June 30, 2002 and 2001, respectively consisted of interest expense on notes payable non-recourse paid or accrued directly to lenders by lessees of $955,927 and $1,752,155 respectively, and interest expense on notes payable - recourse paid or accrued of $508,448 and $180,960, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

                                   (unaudited)
1.   Basis of Presentation

     The consolidated financial statements of ICON Cash Flow Partners L.P. Seven (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2001 Annual Report on Form 10-K. Certain items have been reclassified to conform with the 2002 presentation. As discussed in note 3, the results of operations for the three and six months ended June 30, 2001 have been restated.

2.   Redemption of Limited Partnership Units

     There were 801 limited partnership units redeemed during the six months ended June 30, 2002. Redemption amounts are calculated following the redemption formula specified in the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The following summarizes the impact on the statement of operations of such adjustments for the quarter and six months ended June 30, 2001:

                                               For the quarter ended                  For the six months ended
                                                    June 30, 2001                           June 30, 2001
                                                    -------------                           -------------

                                         Originally                             Originally
                                         Reported  Adjustments    Restated      Reported    Adjustments   Restated


Finance income                        $ 1,712,124  $ (256,864) $  1,455,260     $4,215,316  $ (624,253)  $ 3,591,063
Rental income                         $   930,436  $  186,000  $  1,116,436     $  930,436   $ 372,000   $ 1,302,436
Depreciation expense                  $   520,618  $  108,072  $    628,690     $  520,618   $ 216,144   $   736,762
Net income (loss)                     $   156,023  $ (178,936) $    (22,913)    $  377,872   $(468,397)  $   (90,525)
Net income (loss) allocable to:
   Limited partners                   $   154,463  $ (177,147) $    (22,684)    $  374,093   $(463,713)  $   (89,620)
   General Partner                    $     1,560  $   (1,789) $       (229)    $    3,779   $  (4,684)  $      (905)
Net income (loss) per weighted
   average limited partnership
   unit                               $       .16  $     (.18) $       (.02)    $      .38   $    (.47)  $      (.09)

     The restatement adjustments for the quarter ended June 30, 2001 reflected above are as follows: (1) the reclassification of revenue from one finance lease aggregating $186,000, with respect to a single lessee, from finance income to rental income due to the fact that this finance lease came to term in January 2001, but was extended on a month to month basis, and the recording of depreciation expense of $108,072 related thereto; (2) the reversal of $9,503 of uncollected late charge income, which had been improperly recorded as finance income; and (3) the reversal of $61,361 of finance income related to the booked residual of a finance lease which had been inappropriately recognized after the lease was terminated.

     The restatement adjustments for the six months ended June 30, 2001 reflected above are as follows: (1) the reclassification of revenue from one finance lease aggregating $372,000, with respect to a single lessee, from finance income to rental income due to the fact that this finance lease came to term in January 2001, but was extended on a month to month basis, and the recording of depreciation expense of $216,144 related thereto; (2) the reversal of $131,503 of uncollected late charge income, which had been improperly recorded as finance income; and (3) the reversal of $120,750 of finance income related to the booked residual of a finance lease which had been inappropriately recognized after the lease was terminated.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     In addition, in the restated financial statements, the Partnership reclassified a finance lease to an investment in joint venture as described in note 6 to the consolidated financial statements. Though the reclassification had no impact on the reported net income (loss) for the six months ended June 30, 2001, the impact of such reclassification on the statement of operations for the quarter and six months ended June 30, 2001 was as follows:

                                                                             For the quarter ended
                                                                                  June 30, 2001

                                                               Restated
                                                               Amounts        Reclassification      Reclassified
Finance income                                              $   1,455,260       $    (538,988)    $      916,272
Income (loss) from investments in joint ventures            $    (461,353)      $     252,023     $     (209,330)
Other                                                       $      10,940       $     (20,281)    $       (9,341)
Interest expense                                            $   1,202,863       $    (319,097)    $      883,766
Amortization of initial direct costs                        $     116,542       $      11,851     $      128,393
Net loss                                                    $     (22,913)      $          -      $      (22,913)

                                                                            For the six months ended
                                                                                  June 30, 2001

                                                               Restated
                                                               Amounts        Reclassification      Reclassified
Finance income                                              $   3,591,063       $  (1,085,779)    $    2,505,284
Income (loss) from investments in joint ventures            $    (417,944)      $     491,012     $       73,068
Other                                                       $      33,014       $     (32,591)    $          423
Interest expense                                            $   2,584,174       $    (651,059)    $    1,933,115
Amortization of initial direct costs                        $     287,578       $      23,702     $      311,280
Net loss                                                    $     (90,525)      $          -      $      (90,525)


4.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2002 and 2001 were as follows:

                                2002            2001
                                ----            ----
  Management fees          $    648,706    $   1,230,523  Charged to Operations
  Administrative expense
    reimbursements              278,522          497,377  Charged to Operations
                           ------------    -------------

  Total                    $    927,228    $   1,727,900
                           ============    =============

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

     The net investment in the leveraged leases as of June 30, 2002 consisted of the following:

   Non-cancelable minimum rents receivable (net of
     principal and interest on non-recourse debt)           $   10,002,727
   Estimated unguaranteed residual values                       22,700,000
   Initial direct costs                                            262,749
   Unearned income                                              (4,488,356)
                                                              ------------

                                                              $ 28,477,120
                                                              ============

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

6.   Consolidated Venture and Investments in Unconsolidated Joint Ventures

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

     ICON Receivables 1997-A L.L.C.

     In March 1997, the Partnership and affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Series D ("Series D") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"). In September 1997, Series E, L.P. Six and the Partnership contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of June 30, 2002, the Partnership, Series E, L.P. Six and Series D own 19.97%, 31.19%, 31.03% and 17.81% interests, respectively, in 1997-A. The Partnership accounts for its interest in 1997-A under the equity method of accounting.

     Information as to the unaudited financial position and the results of operations of 1997-A as of June 30, 2002 and December 31, 2001 and for the six months ended June 30, 2002 and 2001 is summarized below:

                                       June 30, 2002      December 31, 2001
                                       -------------      -----------------

    Assets                              $   633,941          $  1,856,582
                                        ===========          ============

    Liabilities                         $   538,636          $  1,707,445
                                        ===========          ============

    Equity                              $    95,305          $    149,137
                                        ===========          ============

    Partnership's share of equity       $    19,037          $     29,783
                                        ===========          ============


                                      Six Months Ended      Six Months Ended
                                        June 30, 2002        June 30, 2001
                                        -------------        -------------

    Net loss                            $   (53,832)         $ (1,868,675)
                                        ===========          ============

    Partnership's share of net loss     $   (10,746)         $   (516,524)
                                        ===========          ============

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

     Information as to the unaudited financial position and the results of operations of 1997-B as of June 30, 2002 and December 31, 2001 and for the six months ended June 30, 2002 and 2001 is summarized below:

                                          June 30, 2002       December 31, 2001
                                          -------------       -----------------

    Assets                               $     4,230,393        $   8,265,689
                                         ===============        =============

    Liabilities                          $     4,230,393        $   7,876,692
                                         ===============        =============

    Equity                               $          -           $     388,997
                                         ===============        =============

    Partnership's share of equity        $          -           $      64,847
                                         ===============        =============

                                         Six Months Ended     Six Months Ended
                                           June 30, 2002        June 30, 2001
                                           -------------        -------------

    Net loss                             $      (388,997)       $    (311,245)
                                         ===============        =============

    Partnership's share of net loss      $       (64,847)       $     (51,885)
                                         ===============        =============

     1997-B recorded a provision for bad debts of $440,000 and $275,000 during the six month periods ended June 30, 2002 and 2001, respectively.

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

     In 2001, the other joint venturers in ICON BF acquired Series C's interest in accordance with their proportionate shares of ICON BF, at an aggregate cost of $56,370, which represented Series C's carrying value of the investment. The Partnership's share of the purchase price was $283. The remaining venturers' shares in ICON BF at June 30, 2002 were .5025%, .5025%, and 98.995% for the Partnership, L.P. Six, and Fund Eight A, respectively.

     Portland General Electric ("PGE") is a wholly owned subsidiary of Enron Corporation ("Enron"), which filed for Chapter 11 bankruptcy protection. PGE has not filed for bankruptcy. While Enron owns all of PGE's outstanding common stock, PGE has its own legal entity, owns its assets and is responsible for its own day-to-day operations. PGE continues to make its lease payments and is current through August 2002.

     Information as to the unaudited financial position and the results of operations of ICON BF as of June 30, 2002 and December 31, 2001 and for the six months ended June 30, 2002 and 2001 is summarized below:

                                              June 30, 2002   December 31, 2001
                                              -------------   -----------------

    Assets                                  $     22,256,680   $    24,855,375
                                            ================   ===============

    Liabilities                             $     10,337,276   $    13,588,934
                                            ================   ===============

    Equity                                  $     11,919,404   $    11,266,441
                                            ================   ===============

    Partnership's share of equity           $         59,895   $        56,614
                                            ================   ===============

                                            Six Months Ended   Six Months Ended
                                              June 30, 2002      June 30, 2001
                                              -------------      -------------

    Net income                              $        652,963   $       699,814
                                            ================   ===============

    Partnership's share of net income       $          3,281   $         3,499
                                            ================   ===============

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

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss for a note receivable of (pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first two installments on the note were collected in January and June 2002, respectively. As of June 30, 2002, the gross amount due is (pound)1,625,000 ($2,407,821 on a discounted basis based upon the exchange rate at June 30, 2002).

     Information as to the unaudited financial position and the results of operations of AIC Trust as of March 31, 2002 and December 31, 2001 and for the six months ended June 30, 2002 and 2001 is summarized below:

                                             June 30, 2002     December 31, 2001
                                             -------------     -----------------

    Assets                                    $  3,127,943       $ 3,849,439
                                              ============       ===========

    Liabilities                               $     57,447       $      -
                                              ============       ===========

    Equity                                    $  3,070,496       $ 3,849,439
                                              ============       ===========

    Partnership's share of equity             $    944,484       $ 1,184,087
                                              ============       ===========

                                            Six Months Ended   Six Months Ended
                                              June 30, 2002     June 30, 2001
                                              -------------     -------------

    Net income                                $    253,820       $   252,956
                                              ============       ===========

    Partnership's share of net income         $     78,075       $    77,836
                                              ============       ===========

    Distributions                             $  1,032,763       $      -
                                              ============       ===========

    Partnership's share of distributions      $    317,678       $      -
                                              ============       ===========

     AIC Trust recorded a foreign exchange loss of $71,152 in the three months ended March 31, 2002 and a foreign exchange gain of $198,080 in the three months ended June 30, 2002.

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

     Information as to the unaudited financial position and the results of operations of ICON Cheyenne as of June 30, 2002 and December 31, 2001 and for the six months ended June 30, 2002 and 2001 is summarized below:

                                             June 30, 2002    December 31, 2001
                                             -------------    -----------------

     Assets                                   $ 19,967,473      $ 23,869,671
                                              ============      ============

     Liabilities                              $  8,290,031      $ 11,145,506
                                              ============      ============

     Equity                                   $ 11,677,442      $ 12,724,165
                                              ============      ============

     Partnership's share of equity            $  1,203,944      $  1,311,861
                                              ============      ============

                                            Six Months Ended  Six Months Ended
                                              June 30, 2002     June 30, 2001
                                              -------------     -------------

     Net income                               $  1,019,824       $   621,225
                                              ============       ===========

     Partnership's share of net income        $    105,144       $    64,048
                                              ============       ===========

     Distributions                            $  2,066,547       $        -
                                              ============       ===========

     Partnership's share of distributions     $    213,061       $        -
                                              ============       ===========


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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the unaudited financial position and the results of operations of ICON Aircraft as of June 30, 2002 and December 31, 2001 and for the six months ended June 30, 2002 and 2001 is summarized below:

                                            June 30, 2002     December 31, 2001
                                            -------------     -----------------

   Assets                                    $ 40,599,897       $ 41,952,008
                                             ============       ============

   Liabilities                               $ 37,218,282       $ 38,945,109
                                             ============       ============

   Equity                                    $  3,381,615       $  3,006,899
                                             ============       ============

   Partnership's share of equity             $     67,632       $     60,138
                                             ============       ============

                                           Six Months Ended   Six Months Ended
                                             June 30, 2002      June 30, 2001
                                             -------------      -------------

   Net income                                $    374,716       $    254,045
                                             ============       ============

   Partnership's share of net income         $      7,494       $      5,082
                                             ============       ============

     North Sea (Connecticut) Limited Partnership

     In 2000, a joint venture, North Sea (C onnecticut) Limit ed Partnership (North Sea), in which the Partnership is a 50% Class C limit ed partner, exercised its option to acquire a drilling rig and leased the rig to the operator. The lease was then discounted on a non recourse basis at a bank and the proceeds were used to pay for the exercise of the option, with the excess loan proceeds of $20,002,567 distributed to the joint venturers ($10,001,284 represented the Partnership's 50% share). The other joint venturers are not affiliates. In 2000, the Partnership originally reflected its pro rata share of the lease and related debt on its balance sheet. However, in the fourth quarter of 2001, upon subsequent review, the transaction was reclassified as an investment in a joint venture. Amounts in the June 30, 2001 statement of operations have been reclassified to reflect the current period's presentation. Neither the net income recorded in the 2001 period nor the amount of equity recorded at June 30, 2001 was affected by the reclassification.

     The Partnership has guaranteed an amount between the stipulated loss value provided for in the financing and the loan balance. The maximum amount for which the Partnership is contingently liable at June 30, 2002 under such guarantee was $137,999.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the unaudited financial position and the results of operations of North Sea as of June 30, 2002 and December 31, 2001 and for the six months ended June 30, 2002 and 2001 is summarized below:

                                           June 30, 2002    December 31, 2001
                                           -------------    -----------------

    Assets                                 $  10,893,802      $  11,169,465
                                           =============      =============

    Liabilities                            $  24,009,581      $  25,450,283
                                           =============      =============

    Partners' deficit                      $ (13,115,779)     $ (14,280,818)
                                           =============      =============

    Partnership's share of equity          $     989,609      $     407,090
                                           =============      =============

                                         Six Months Ended   Six Months Ended
                                           June 30, 2002      June 30, 2001
                                           -------------      -------------

    Net income                             $   1,165,039      $     982,024
                                           =============      =============

    Partnership's share of net income      $     582,519      $     491,012
                                           =============      =============

7.   Investment in Operating Leases and Equipment Held f  or Sale or Lease

     During the quarter ended June 30, 2002, operating lease equipment with a net book value of $3,578,716 was returned to the Partnership and was reclassified as equipment held for sale or lease. The Partnership is continuing to record depreciation on such equipment.

8.   New Line of Credit Agreement

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

                                  June 30, 2002

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The financial statements for 2001 have been restated and reclassified as explained in Note 3 of Notes to Consolidated Financial Statements. The General Partner's discussion and analysis below compare the 2002 results to the restated and reclassified 2001 results.

Results of Operations for the Three Months Ended June 30, 2002 and 2001

     Revenues for the three months ended June 30, 2002 ("2002 Quarter") were $1,520,917 as compared to $2,366,156 in the quarter ended June 30, 2001 ("2001 Quarter") representing a decrease of $845,239. The decrease in revenues resulted primarily from decreases in finance income of $561,656 and a decrease in rental income of $880,041. The decrease in revenue was partially offset by increases in income from leveraged leases of $43,931 and income from investments in unconsolidated joint ventures of $542,133. The decrease in finance income resulted primarily from (1) a decrease in the average size of the Partnership's lease portfolio; (2) certain leases which were renewed and are generating lower levels of finance income during the respective renewal terms; and (3) certain finance leases which came to term in 2001 and were either (a) renewed in 2001 and classified as operating leases during their renewal terms or (b) are currently off lease. The decrease in rental income from the 2001 Quarter resulted from the rentals associated with equipment which was reclassified to equipment held for sale or re-lease subsequent to the 2001 Quarter. The increase in income from leveraged leases is consistent with the increase in the investment in leverage leases on which such income is based. The decrease in loss from equity investment in joint ventures resulted primarily from a provision for bad debts of $1,825,000 recorded by one of the ventures in the 2001 Period.

     Expenses for the 2002 Quarter were $2,270,001 as compared to $2,389,069 in the 2001 Quarter, representing a decrease of $119,068. The decrease in expenses was primarily attributable to a decrease in interest expense of $162,504, management fees - General Partner of $253,167, a decrease in administrative expense reimbursements - General Partner of $86,973, and a decrease in amortization of initial direct costs of $21,987. The decrease in expenses was partially offset by increases in depreciation expense of $376,397, and general and administrative expenses of $29,199. The decreases in management fees - General Partner and administrative expense reimbursement - General Partner resulted from the overall decrease in the average size of the Partnership's lease investment portfolio and the timing of rentals received. The increase in depreciation expense was due principally to depreciation associated with equipment reclassified from finance leases to operating leases or equipment held for sale or lease subsequent to the 2001 Quarter. The principal reason for the increase in general and administrative expenses was the storage and insurance costs associated with the off-lease vessels during the 2002 Quarter.

     Net loss for the 2002 Quarter and the 2001 Quarter was $749,084 and $22,913, respectively. The net loss per weighted average limited partnership unit outstanding was $.75 and $.02, for the 2002 Quarter and the 2001 Quarter, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                  June 30, 2002

Results of Operations for the Six Months Ended June 30, 2002 and 2001


     Revenues for the six months ended June 30, 2002 ("2002 Period") were $3,268,401 as compared to $4,990,759 for the six months ended June 30, 2001 ("2001 Period") representing a decrease of $1,722,358. The decrease in revenues resulted primarily from decreases in finance income of $1,693,599 and rental income of $780,945. The decrease in revenue was partially offset by increases in income from leveraged leases of $81,982 and income from investments in unconsolidated joint ventures of $627,852. The decrease in finance income resulted primarily from (1) a decrease in the average size of the Partnership's lease portfolio; (2) certain leases which were renewed and are generating lower levels of finance income during the respective renewal terms; and (3) certain finance leases which came to term in 2001 and were either (a) renewed in 2001 and classified as operating leases during their renewal terms or (b) are currently off lease. The decrease in rental income from the 2001 Period resulted from the rentals associated with equipment which was reclassified to equipment held for sale or re-lease subsequent to the 2001 Period. The increase in income from leveraged leases is consistent with the increase in the investment in leverage leases on which such income is based. The increase in income from equity investment in joint ventures resulted primarily from a provision for bad debts of $1,825,000 recorded by one of the ventures in the 2001 Period.

     Expenses for the 2002 Period were $5,143,979 as compared to $5,081,284 in the 2001 Period, representing an increase of $62,695. The increase in expenses was primarily attributable to an increase in depreciation expense of $1,273,297, from $736,761 to $2,010,058 due principally to depreciation associated with equipment reclassified from finance leases to operating leases or equipment held for sale or lease subsequent to the 2001 Period, and an increase in general and administrative expenses of $132,040. The principal reason for the increase in general and administrative expenses was the storage and insurance costs associated with the off-lease vessels during the 2002 Period. The increase in expenses were partially offset by a decrease in interest expense of $468,740, a decrease in management fees - General Partner of $581,817, a decrease in administrative expense reimbursements - General Partner of $218,855, and a decrease in amortization of initial direct costs of $73,164. Interest expense decreased due to a decrease in the average debt outstanding from 2001 to 2002. The decreases in management fees - General Partner and administrative expense reimbursement - General Partner resulted from the overall decrease in the average size of the Partnership's lease investment portfolio and the timing of rentals received.

     Net loss for the 2002 Period and the 2001 Period was $1,875,578 and $90,525, respectively. The net loss per weighted average limited partnership unit outstanding was $1.88 and $.09, for the 2002 Period and the 2001 Period, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                  June 30, 2002

Liquidity and Capital Resources

     During the six months ended June 30, 2002 the Partnership used cash in operating activities of $3,998,750 and paid distributions to partners of $5,349,354. The Partnership borrowed $10,800,439 under its lines of credit during the period and repaid $3,270,036 due under such lines. Because the Partnership's uses of cash exceeded sources of cash during the period, its liquidity was reduced. As of June 30, 2002 the Partnership has aircraft parts with an aggregate carrying value of $3,229,926 and five vessels with an aggregate carrying value of $17,427,480 off lease. The Partnership is currently exploring options to either sell or re-lease these assets. The Partnership's ability to continue making cash distributions at the current rate is dependent on the Partnership's ability to remarket or sell assets coming off lease.

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

     The Partnership borrows funds under two floating rate lines of credit and is therefore exposed to interest rate risk until the floating rate lines of credit are repaid. The Partnership's borrowings under its floating rate lines of credit as of June 30, 2002 aggregated $8,229,341. The Partnership believes the risk associated with rising interest rates under these lines is not significant.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing remarketing proceeds through either releasing or sales of equipment.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)





PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2002.

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

                                    ICON Cash Flow Partners L. P. Seven
                                    File No. 33-94458 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.



     September 16, 2002             /s/ Thomas W. Martin
   ------------------------         --------------------------------------------
          Date                      Thomas W. Martin
                                    Executive Vice President
                                    (Principal financial and accounting officer
                                    of the General Partner of the Registrant)

                                 Certifications


I, Beaufort J.B. Clarke certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Cash Flow Partners L.P. Seven.

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated:  September 16, 2002

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Seven

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)


I, Thomas W. Martin certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Cash Flow Partners L.P. Seven.

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated:  September 16, 2002

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal financial and accounting officer
of the General Partner of the Registrant)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                                  June 30, 2002

EXHIBIT 99-1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Seven, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Seven.

Dated:  September 16, 2002




                    /s/ Beaufort J.B. Clarke
                    ------------------------------------------------------------
                    Beaufort J.B. Clarke
                    Chairman and Chief Executive Officer
                    ICON Capital Corp.
                    sole General Partner of ICON Cash Flow Partners L.P. Seven

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                                  June 30, 2002


EXHIBIT 99-2


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Seven, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Seven.

Dated:  September 16, 2002




                  /s/ Thomas W. Martin
                  --------------------------------------------------------------
                  Thomas W. Martin
                  Executive Vice President (Principal
                  Financial and Accounting Officer)
                  ICON Capital Corp.
                  sole General Partner of ICON Cash Flow Partners L.P. Seven