Form 10-Q
period 2002-09-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 2002-11-15
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                    September 30, 2002
                     -----------------------------------------------------------

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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                September 30,      December 31,
                                                    2002               2001
                                                    ----               ----

       Assets
       ------

Cash                                            $   3,144,791     $   2,333,871
                                                -------------     -------------

Investment in finance leases
 Minimum rents receivable                           2,864,352         8,506,468
 Estimated unguaranteed residual values            11,800,377        14,587,490
 Initial direct costs                                  37,687           196,525
 Unearned income                                     (186,982)       (1,043,118)
 Allowance for doubtful accounts                     (289,301)         (915,985)
                                                -------------     -------------

                                                   14,226,133        21,331,380

Investment in operating leases
 Equipment at cost                                  4,548,538         9,678,415
 Accumulated depreciation                            (803,004)         (895,169)
                                                -------------     -------------

                                                    3,745,534         8,783,246

Equipment held for sale or lease, net              20,264,648        18,769,730
                                                -------------     -------------

Net investment in leveraged leases                 29,095,953        27,290,900
                                                -------------     -------------

Investment in estimated unguaranteed
 residual values                                   20,811,758        20,811,758
                                                -------------     -------------

Accounts receivable - General Partner
 and affiliates                                       480,662              -
                                                -------------     -------------

Investments in unconsolidated
 joint ventures                                     3,284,751         3,114,325
                                                -------------     -------------

Other assets                                        1,400,518         1,899,697
                                                -------------     -------------

Total assets                                    $  96,454,748     $ 104,334,907
                                                =============     =============






                                                  (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                September 30,      December 31,
                                                   2002               2001
                                                   ----               ----

    Liabilities and Partners' Equity
    --------------------------------

Notes payable - non-recourse                    $  28,460,968     $  29,698,082
Notes payable - recourse                           27,532,782        21,286,774
Accounts payable - General Partner
 and affiliates                                          --           3,895,849
Security deposits, deferred credits and
 other payables                                     1,047,378         1,110,828
Minority interest in consolidated
 joint ventures                                        52,097            48,454
                                                -------------     -------------

                                                   57,093,225        56,039,987
                                                -------------     -------------

Partners' equity (deficiency)
 General Partner                                     (445,700)         (366,314)
 Limited partners (987,848 and 988,649
  units outstanding, $100 per unit
  original issue price)                            39,807,223        48,661,234
                                                -------------     -------------

 Total partners' equity                            39,361,523        48,294,920
                                                -------------     -------------

Total liabilities and partners' equity          $  96,454,748     $ 104,334,907
                                                =============     =============










See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                                       For the Three Months           For the Nine Months
                                                       Ended September 30,            Ended September 30,
                                                        2002          2001             2002          2001
                                                        ----          ----             ----          ----
Revenues                                                           (restated)                       (restated)

 Finance income                                    $      44,451     $     934,788   $   856,136   $  3,440,072
 Rental income                                           230,145         1,565,547       751,636      2,867,983
 Income from leveraged leases                            618,833           552,119     1,805,053      1,656,357
 Gain on sales of equipment                            2,703,443           463,362     2,711,581        468,672
 Income from investments in
  unconsolidated joint ventures                          315,974           212,789     1,016,894        285,857
 Other                                                    36,801           (11,987)       76,748        (11,564)
                                                   -------------     -------------   -----------   ------------

 Total revenues                                        3,949,647         3,716,618     7,218,048      8,707,377
                                                   -------------     -------------   -----------   ------------

Expenses

 Depreciation expense                                  1,004,679           904,573     3,014,737      1,641,334
 Interest                                                665,083           719,380     2,129,458      2,652,495
 General and administrative                              848,374           198,720     1,350,149        568,455
 Management fees - General Partner                       229,754           657,366       878,460      1,887,889
 Administrative expense reimbursements -
  General Partner                                        100,117           169,708       378,639        667,085
 Amortization of initial direct costs                     96,831           188,857       334,947        500,137
 Minority interest expense                                 1,216             9,866         3,643         12,359
                                                   -------------     -------------   -----------   ------------

 Total expenses                                        2,946,054         2,848,470     8,090,033      7,929,754
                                                   -------------     -------------   -----------   ------------

Net income (loss)                                  $   1,003,593     $     868,148   $  (871,985)  $    777,623
                                                   =============     =============   ===========   ============

Net income (loss) allocable to:
 Limited partners                                  $     993,557     $     859,467   $  (863,265)  $    769,847
 General Partner                                          10,036             8,681        (8,720)         7,776
                                                   -------------     -------------   -----------   ------------

                                                   $   1,003,593     $     868,148   $  (871,985)  $    777,623
                                                   =============     =============   ===========   ============

Weighted average number of limited
 partnership units outstanding                           988,219           988,923       988,339        989,279
                                                   =============     =============   ===========   ============

Net income (loss) per weighted average
 limited partnership unit                          $        1.01     $         .87   $      (.87)  $        .78
                                                   =============     =============   ===========   ============


See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 2002 and
                        the Year Ended December 31, 2001

                                   (unaudited)

                                    Limited Partner Distributions
                                    -----------------------------

                                      Return of    Investment           Limited        General
                                       Capital       Income            Partners        Partner          Total
                                       -------       ------            --------        -------          -----
                                    (Per weighted average unit)
Balance at
 December 31, 2000, restated                                       $    60,803,205  $   (251,521) $   60,551,684

Limited partnership units
 redeemed (939 units)                                                      (47,009)         -            (47,009)

Cash distributions to partners        $ 10.75       $ -                (10,632,716)     (100,023)    (10,732,739)

Net loss                                                                (1,462,246)      (14,770)     (1,477,016)
                                                                   ---------------  ------------  --------------

Balance at
 December 31, 2001                                                      48,661,234      (366,314)     48,294,920

Limited partnership units
 redeemed (801 units)                                                      (30,940)         -            (30,940)

Cash distributions to partners        $  8.06       $ -                 (7,959,806)      (70,666)     (8,030,472)

Net loss                                                                  (863,265)       (8,720)       (871,985)
                                                                   ---------------  ------------  --------------

Balance at
 September 30, 2002                                                $    39,807,223  $   (445,700) $   39,361,523
                                                                   ===============  ============  ==============






See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)
                                                         2002          2001
                                                         ----          ----
                                                                    (restated)
Cash flows from operating activities:
 Net (loss) income                                   $  (871,985)   $   777,623
                                                     -----------    -----------
 Adjustments to reconcile net (loss) income to
   net cash used in operating activities:
    Finance income portion of receivables
     paid directly to lenders by lessees                (548,029)    (2,965,213)
    Rental income paid directly to lender
     by lessee                                          (568,035)    (2,309,983)
    Interest expense on non-recourse
     financing paid directly by lessees and
     interest accreted                                 1,305,328      2,513,800
    Amortization of initial direct costs                 334,947        500,137
    Depreciation expense                               3,014,737      1,641,334
    Income from leveraged leases                      (1,805,053)    (1,656,357)
    Income from investments in unconsolidated
     joint ventures                                   (1,016,894)      (285,857)
    Gain on sales of equipment                        (2,711,581)      (468,672)
    Minority interest expense in consolidated
     joint venture                                         3,643         12,359
    Change in operating assets and liabilities          (830,115)     1,206,830
                                                     -----------    -----------

      Total adjustments                               (2,821,052)    (1,811,622)
                                                     -----------    -----------

    Net cash used in operating activities             (3,693,037)    (1,033,999)
                                                     -----------    -----------

Cash flows from investing activities:
 Proceeds from sales of equipment                      6,138,403      4,708,089
 Proceeds from sales of interests in consolidated
  joint venture                                             -         3,273,407
 Distributions from unconsolidated joint ventures        846,563        165,136
 Acquisition of interest in unconsolidated
  joint venture                                             -              (283)
                                                     -----------    -----------

    Net cash provided by investing activities          6,984,966      8,146,349
                                                     -----------    -----------







                                            (continued on next page)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                          2002          2001
                                                          ----          ----
                                                                     (restated)

Cash flows from financing activities:
 Cash distributions to partners                      (8,030,472)     (8,056,732)
 Proceeds from notes payable - recourse              10,800,439            -
 Principal payments on notes payable - recourse      (5,120,036)     (3,475,192)
 Redemption of limited partnership units                (30,940)        (47,285)
 Proceeds from notes payable - non-recourse                -          2,111,726
 Principal payments on notes payable -
  non-recourse                                         (100,000)        (77,320)
                                                   ------------    ------------

    Net cash used in financing activities            (2,481,009)     (9,544,803)
                                                   ------------    ------------

Net increase (decrease) in cash and
 cash equivalents                                       810,920      (2,432,453)

Cash and cash equivalents at beginning
 of period                                            2,333,871       5,083,906
                                                   ------------    ------------

Cash and cash equivalents at end
 of period                                         $  3,144,791    $  2,651,453
                                                   ============    ============










See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

     For the nine months ended September 30, 2002 and 2001, non-cash activities included the following:

                                                      2002             2001
                                                      ----             ----
Principal and interest on direct finance
 receivables paid directly to lenders
 by lessees                                       $  1,874,407     $ 18,444,606
Rental income  assigned operating lease
 receivables                                           568,035        2,867,983
Principal and interest on non-recourse
 financing paid directly to lenders
 by lessees                                         (2,442,442)     (21,312,589)
                                                  ------------     ------------

                                                  $       -        $       -
                                                  ============     ============

     Interest expense of $2,129,458 and $2,652,495 for the nine months ended September 30, 2002 and 2001, respectively consisted of interest expense on notes payable non-recourse paid or accrued directly to lenders by lessees of $1,305,328 and $2,471,535 respectively, and interest expense on notes payable - recourse paid or accrued of $824,130 and $180,960, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2002

                                   (unaudited)
1.   Basis of Presentation

     The consolidated financial statements of ICON Cash Flow Partners L.P. Seven (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2001 Annual Report on Form 10-K. Certain items have been reclassified to conform with the 2002 presentation. As discussed in Note 3, the results of operations for the three and nine months ended September 30, 2001 have been restated.

2.   Redemption of Limited Partnership Units

     There were 801 limited partnership units redeemed during the nine months ended September 30, 2002. Redemption amounts are calculated following the redemption formula specified in the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The following summarizes the impact on the statement of operations of such adjustments for the quarter and nine months ended September 30, 2001:

                                                For the quarter ended                 For the nine months ended
                                                 September 30, 2001                      September 30, 2001
                                                 ------------------                      ------------------

                                       Originally                               Originally
                                       Reported    Adjustments    Restated      Reported    Adjustments   Restated
                                       --------    -----------    --------      --------    -----------   --------

Finance income                        $ 1,831,988  $ (360,042) $  1,471,946     $6,047,304  $(984,296)  $ 5,063,008
Rental income                         $ 1,379,547  $  186,000  $  1,565,547     $2,309,983  $ 558,000   $ 2,867,983
Depreciation expense                  $   760,026  $  144,546  $    904,572     $1,280,644  $ 360,690   $ 1,641,334
Net income                            $ 1,186,737  $ (318,589) $    868,148     $1,564,609  $(786,986)  $   777,623
Net income allocable to:
 Limited partners                     $ 1,174,870  $ (315,403) $    859,467     $1,548,963  $(779,116)  $   769,847
 General Partner                      $    11,867  $   (3,186) $      8,681     $   15,646  $  (7,870)  $     7,776
Net income per weighted
 average limited partnership
 unit                                 $      1.19  $     (.32) $        .87     $     1.57  $    (.79)  $       .78

     The restatement adjustments for the quarter ended September 30, 2001 reflected above are as follows: (1) the reclassification of revenue from one finance lease aggregating $186,000, with respect to a single lessee, from finance income to rental income due to the fact that this finance lease came to term in January 2001, but was extended on a month to month basis, and the recording of depreciation expense of $144,546 related thereto; (2) the reversal of $110,654 of uncollected late charge income, which had been improperly recorded as finance income; and (3) the reversal of $63,388 of finance income related to the booked residual of a finance lease which had been inappropriately recognized after the lease was terminated.

     The restatement adjustments for the nine months ended September 30, 2001 reflected above are as follows: (1) the reclassification of revenue from one finance lease aggregating $558,000, with respect to a single lessee, from finance income to rental income due to the fact that this finance lease came to term in January 2001, but was extended on a month to month basis, and the recording of depreciation expense of $360,690 related thereto; (2) the reversal of $242,158 of uncollected late charge income, which had been improperly recorded as finance income; and (3) the reversal of $184,138 of finance income related to the booked residual of a finance lease which had been inappropriately recognized after the lease was terminated.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     In addition, in the restated financial statements, the Partnership reclassified a finance lease to an investment in joint venture as described in
Note 6 to the consolidated financial statements. Though the reclassification had no impact on the reported net income for the nine months ended September 30, 2001, the impact of such reclassification on the statement of operations for the quarter and nine months ended September 30, 2001 was as follows:

                                                                             For the quarter ended
                                                                               September 30, 2001
                                                                               ------------------

                                                               Restated
                                                               Amounts          Reclassification   Reclassified
                                                               -------          ----------------   ------------
Finance income                                              $   1,471,946       $    (537,158)    $      934,788
(Loss) income from investments in
 joint ventures                                             $     (41,969)      $     254,758     $      212,789
Other                                                       $       9,942       $     (21,929)    $      (11,987)
Interest expense                                            $   1,035,560       $    (316,180)    $      719,380
Amortization of initial direct costs                        $     177,006       $      11,851     $      188,857
Net income                                                  $     868,148       $          -      $      868,148

                                                                           For the nine months ended
                                                                               September 30, 2001
                                                                               ------------------

                                                               Restated
                                                               Amounts           Reclassification   Reclassified
                                                               -------           ----------------   ------------
Finance income                                              $   5,063,008       $  (1,622,936)    $    3,440,072
(Loss) income from investments in joint ventures            $    (459,913)      $     745,770     $      285,857
Other                                                       $      42,956       $     (54,520)    $      (11,564)
Interest expense                                            $   3,619,734       $    (967,239)    $    2,652,495
Amortization of initial direct costs                        $     464,584       $      35,553     $      500,137
Net income                                                  $     777,623       $          -      $      777,623


4.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2002 and 2001 were as follows:

                              2002           2001
                              ----           ----
 Management fees          $   878,460     $  1,887,889   Charged to Operations
 Administrative expense
  reimbursements              378,639          667,085   Charged to Operations
                          -----------     ------------

 Total                    $ 1,257,099     $  2,554,974
                          ===========     ============

     The Partnership has formed eight joint ventures with affiliates for the purpose of acquiring and managing various assets. (See Note 6 for additional information relating to the joint ventures.)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     In 1997, the Partnership financed a portion of the free cash flow relating to a leveraged lease (see Note 5) with an affiliate, Series D. The lease expires in July 2004, at which time the maturity value of the financing was to be $2,000,000. The Partnership has exercised its discretionary right to prepay a portion of the financing and, during the quarter ended September 30, 2002, the Partnership prepaid $100,000 to Series D.

5.   Net Investment in Leveraged Leases

     The Partnership has ownership interests in two DC-10-30 aircraft subject to leveraged leases with Continental Airlines, Inc. (through March 2003) and Federal Express (through July 2004).

     The net investment in the leveraged leases as of September 30, 2002 consisted of the following:

  Non-cancelable minimum rents receivable (net of
   principal and interest on non-recourse debt)          $   10,002,727
  Estimated unguaranteed residual values                     22,700,000
  Initial direct costs                                          225,903
  Unearned income                                            (3,832,677)
                                                         --------------

                                                         $   29,095,953
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

     ICON Cash Flow Partners L.L.C. III
     ----------------------------------

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

     ICON Receivables 1997-A L.L.C.
     ------------------------------

     In March 1997, the Partnership and affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Series D ("Series D") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"). In September 1997, Series E, L.P. Six and the Partnership contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of September 30, 2002, the Partnership, Series E, L.P. Six and Series D own 19.97%, 31.19%, 31.03% and 17.81% interests, respectively, in 1997-A. The Partnership accounts for its interest in 1997-A under the equity method of accounting.

     Information as to the unaudited financial position and the results of operations of 1997-A as of September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002 and 2001 is summarized below:

                                  September 30, 2002      December 31, 2001
                                  ------------------      -----------------

 Assets                             $       468,960        $     1,856,582
                                    ===============        ===============

 Liabilities                        $       392,958        $     1,707,445
                                    ===============        ===============

 Equity                             $        76,002        $       149,137
                                    ===============        ===============

 Partnership's share of equity      $        15,178        $        29,783
                                    ===============        ===============


                                    Nine Months Ended      Nine Months Ended
                                   September 30, 2002     September 30, 2001
                                   ------------------     ------------------

 Net loss                           $       (73,135)       $    (1,895,962)
                                    ===============        ===============

 Partnership's share of net loss    $       (14,605)       $      (521,972)
                                    ===============        ===============

     1997-A recorded a provision for bad debts of $1,825,000 during the nine month period ended September 30, 2001.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     ICON Receivables 1997-B L.L.C.
     ------------------------------

     In August 1997, the Partnership, Series E and L.P. Six formed ICON Receivables 1997-B L.L.C. ("1997-B"). The Partnership, Series E and L.P. Six each contributed cash, equipment leases and residuals and received a 16.67%, 75.00% and 8.33% interest, respectively, in 1997-B. The Partnership accounts for its investment in 1997-B under the equity method of accounting.

     Information as to the unaudited financial position and the results of operations of 1997-B as of September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002 and 2001 is summarized below:

                                     September 30, 2002    December 31, 2001
                                     ------------------    -----------------

  Assets                               $     3,184,884      $     8,265,689
                                       ===============      ===============

  Liabilities                          $     3,184,884      $     7,876,692
                                       ===============      ===============

  Equity                               $           -        $       388,997
                                       ===============      ===============

  Partnership's share of equity        $           -        $        64,847
                                       ===============      ===============

                                      Nine Months Ended    Nine Months Ended
                                      September 30, 2002   September 30, 2001
                                      ------------------   ------------------

  Net loss                             $      (388,997)     $    (1,069,591)
                                       ===============      ===============

  Partnership's share of net loss      $       (64,847)     $      (178,302)
                                       ===============      ===============

     1997-B recorded a provision for bad debts of $440,000 and $1,055,114 during the nine month periods ended September 30, 2002 and 2001, respectively.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     ICON Boardman Funding L.L.C.
     ----------------------------

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

     In 2001, the other joint venturers in ICON BF acquired Series C's interest in accordance with their proportionate shares of ICON BF, at an aggregate cost of $56,370, which represented Series C's carrying value of the investment. The Partnership's share of the purchase price was $283. The remaining venturers' shares in ICON BF at September 30, 2002 were .5025%, .5025%, and 98.995% for the Partnership, L.P. Six, and Fund Eight A, respectively.

     Portland General Electric ("PGE") is a wholly owned subsidiary of Enron Corporation ("Enron"), which filed for Chapter 11 bankruptcy protection in December 2001. PGE has not filed for bankruptcy. While Enron owns all of PGE's outstanding common stock, PGE has its own legal entity, owns its assets and is responsible for its own day-to-day operations. PGE continues to make its lease payments and is current through October 2002.

     Information as to the unaudited financial position and the results of operations of ICON BF as of September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002 and 2001 is summarized below:

                                     September 30, 2002    December 31, 2001
                                     ------------------    -----------------

 Assets                               $     22,629,512      $    24,855,375
                                      ================      ===============

 Liabilities                          $     10,360,059      $    13,588,934
                                      ================      ===============

 Equity                               $     12,269,453      $    11,266,441
                                      ================      ===============

 Partnership's share of equity        $         61,655      $        56,614
                                      ================      ===============

                                      Nine Months Ended    Nine Months Ended
                                     September 30, 2002    September 30, 2001
                                     ------------------    ------------------

 Net income                           $      1,003,012      $     1,027,862
                                      ================      ===============

 Partnership's share of net income    $          5,041      $         5,139
                                      ================      ===============

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     AIC Trust
     ---------

     In 1999, ICON/AIC Trust ("AIC Trust") was formed to own and manage a portfolio of leases in England. The Partnership, L.P. Six and Fund Eight A own 30.76%, 25.51% and 43.73% interests in AIC Trust, respectively. The Partnership accounts for its investment under the equity method of accounting.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss for a note receivable of (pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first two installments on the note were collected in January and June 2002, respectively. As of September 30, 2002, the gross amount due is (pound)1,625,000 ($2,494,534 on a discounted basis based upon the exchange rate at September 30, 2002).

     Information as to the unaudited financial position and the results of operations of AIC Trust as of September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002 and 2001 is summarized below:

                                      September 30, 2002    December 31, 2001
                                      ------------------    -----------------

 Assets                                 $     2,494,534       $   3,849,439
                                        ===============       =============

 Liabilities                            $        57,447       $        -
                                        ===============       =============

 Equity                                 $     2,437,087       $   3,849,439
                                        ===============       =============

 Partnership's share of equity          $       749,647       $   1,184,087
                                        ===============       =============

                                        Nine Months Ended   Nine Months Ended
                                       September 30, 2002  September 30, 2001
                                       ------------------  ------------------

 Net income                             $       340,534       $     439,449
                                        ===============       =============

 Partnership's share of net income      $       104,748       $     135,219
                                        ===============       =============

 Distributions                          $     1,752,886       $     536,853
                                        ===============       =============

 Partnership's share of distributions   $       846,563       $     165,136
                                        ===============       =============

     AIC Trust recorded a foreign exchange gain of $200,857 during the nine months ended September 30, 2002.

     ICON Cheyenne LLC
     -----------------

     In December 2000, the Partnership and three affiliates, L.P. Six, Fund Eight A and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

aggregate purchase price of $29,705,716, which was paid for with cash of $11,401,151 and the assumption of non-recourse debt with an unaffiliated third party lender of $18,304,565. The debt is structured to be amortized by the application to the debt of rentals due under the various term leases. The leases expire on various dates through September 2006. The Partnership, L.P. Six, Fund Eight A and Fund Eight B have ownership interests of 10.31%, 1.0%, 1.0% and 87.69%, respectively, in ICON Cheyenne. The Partnership accounts for its investment under the equity method of accounting.

     Information as to the unaudited financial position and the results of operations of ICON Cheyenne as of September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002 and 2001 is summarized below:

                                        September 30, 2002    December 31, 2001
                                        ------------------    -----------------

   Assets                                 $    19,060,988       $   23,869,671
                                          ===============       ==============

   Liabilities                            $     8,059,843       $   11,145,506
                                          ===============       ==============

   Equity                                 $    11,001,145       $   12,724,165
                                          ===============       ==============

   Partnership's share of equity          $     1,134,217       $    1,311,861
                                          ===============       ==============

                                         Nine Months Ended    Nine Months Ended
                                         September 30, 2002   September 30, 2001
                                         ------------------   ------------------

   Net income                             $     1,258,307        $     891,227
                                          ===============        =============

   Partnership's share of net income      $       129,731        $      91,885
                                          ===============        =============

   Distributions                          $     2,981,327        $        -
                                          ===============        =============

   Partnership's share of distributions   $       307,375        $        -
                                          ===============        =============


     ICON Aircraft 24846, LLC
     ------------------------

     In 2000, the Partnership and two affiliates, Fund Eight A and Fund Eight B, formed ICON Aircraft 24846, LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in an 767-300ER aircraft leased to Scandinavian Airline Systems for a purchase price of $44,515,416, which was funded with cash of $2,241,371 and non-recourse debt of $42,274,045. The rents and the aircraft have been assigned to the unaffiliated non-recourse lender. The lease is scheduled to expire in March 2003, at which time the balance of the non-recourse debt outstanding is scheduled to be approximately $34,500,000. The Partnership, Fund Eight A and Fund Eight B have ownership interests of 2.0%, 2.0% and 96.0%, respectively, in ICON Aircraft 24846. The Partnership accounts for its investment under the equity method of accounting.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the unaudited financial position and the results of operations of ICON Aircraft 24846 as of September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002 and 2001 is summarized below:

                                       September 30, 2002    December 31, 2001
                                       ------------------    -----------------

  Assets                                 $    39,896,944       $   41,952,008
                                         ===============       ==============

  Liabilities                            $    36,327,970       $   38,945,109
                                         ===============       ==============

  Equity                                 $     3,568,974       $    3,006,899
                                         ===============       ==============

  Partnership's share of equity          $        71,379       $       60,138
                                         ===============       ==============

                                        Nine Months Ended    Nine Months Ended
                                        September 30, 2002   September 30, 2001
                                        ------------------   ------------------

  Net income                             $       562,075       $      405,824
                                         ===============       ==============

  Partnership's share of net income      $        11,241       $        8,118
                                         ===============       ==============


     North Sea (Connecticut) Limited Partnership
     -------------------------------------------

     In 2000, a joint venture, North Sea (Connecticut) Limited Partnership ("North Sea"), in which the Partnership is a 50% Class C limited partner, exercised its option to acquire a drilling rig and leased the rig to the operator. The lease was then discounted on a non recourse basis at a bank and the proceeds were used to pay for the exercise of the option, with the excess loan proceeds of $20,002,567 distributed to the joint venturers ($10,001,284 represented the Partnership's 50% share). The other joint venturers are not affiliates. In 2000, the Partnership originally reflected its pro rata share of the lease and related debt on its balance sheet. However, in the fourth quarter of 2001, upon subsequent review, the transaction was reclassified as an investment in a joint venture. Amounts in the September 30, 2001 statement of operations have been reclassified to reflect the current period's presentation. Neither the net income recorded in the 2001 period nor the amount of equity recorded at September 30, 2001 was affected by the reclassification.

     The Partnership has guaranteed an amount between the stipulated loss value provided for in the financing and the loan balance. The maximum amount for which the Partnership is contingently liable at September 30, 2002 under such guarantee was $120,394.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the unaudited financial position and the results of operations of North Sea as of September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002 and 2001 is summarized below:

                                        September 30, 2002  December 31, 2001
                                        ------------------  -----------------

  Assets                                  $  9,361,874        $   11,169,465
                                          ============        ==============

  Liabilities                             $ 21,951,523        $   25,450,283
                                          ============        ==============

  Partners' deficit                       $(12,589,649)       $  (14,280,818)
                                          ============        ==============

  Partnership's share of equity           $  1,252,675        $      407,090
                                          ============        ==============

                                        Nine Months Ended   Nine Months Ended
                                        September 30, 2002  September 30, 2001
                                        ------------------  ------------------

  Net income                              $  1,691,169       $    1,491,540
                                          ============       ==============

  Partnership's share of net income       $    845,585       $      745,770
                                          ============       ==============

7.   Investment in Operating Leases and Equipment Held for Sale or Lease

     During the quarter ended September 30, 2002, operating lease equipment with a net book value of $755,363 was returned to the Partnership and was reclassified as equipment held for sale or lease. The Partnership is continuing to record depreciation on such equipment while it is attempting to release or sell the equipment. Also included in the $20,264,648 of equipment held for sale or lease were five vessels with an aggregate carrying value of $16,756,356. The Partnership is currently negotiating the release or sale of such vessels. The net carrying value of the vessels approximates their estimated fair values based on appraisals completed in March 2002.

8.   Line of Credit

     During the nine months ended September 30, 2002, the Partnership entered into a $17,500,000 joint line of credit agreement, shared with Fund Eight A and Fund Eight B, with Comerica Bank as lender, replacing its prior $7,500,000 line of credit agreement. The Partnership borrowed $7,775,439 under the new agreement and used $3,175,439 to pay off its outstanding borrowings under its prior line of credit and $3,644,700 to repay to Fund Eight B the amount due for the repurchase in December 2001 of a joint venture interest. Under the terms of the new agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (5.75% at September 30, 2002) and all borrowings are to be collateralized by the present values of rents receivable and residuals. The expiration date of the new line of credit agreement is May 31, 2003.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                               September 30, 2002

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The financial statements for 2001 have been restated and reclassified as explained in Note 3 of Notes to Consolidated Financial Statements. The General Partner's discussion and analysis below compare the 2002 results to the restated and reclassified 2001 results.

Results of Operations for the Three Months Ended September 30, 2002 and 2001

     Revenues for the three months ended September 30, 2002 ("2002 Quarter") were $3,949,647 as compared to $3,716,618 in the quarter ended September 30, 2001 ("2001 Quarter") representing an increase of $233,029. The increase in revenues resulted primarily from increases in gains on sales of equipment of $2,240,081, income from leveraged leases of $66,714 and income from investments in unconsolidated joint ventures of $103,185. The increase in revenue was partially offset by decreases in finance income of $890,337 and a decrease in rental income of $1,335,402. Gain on sales of equipment increased due primarily to a sale of equipment to Petsmart, Inc., which generated a gain of $2,686,609 in the 2002 Quarter. The increase in income from leveraged leases is consistent with the increase in the investment in leverage leases on which such income is based. The increase in income from equity investments in joint ventures resulted primarily from a large provision for bad debts recorded by one of the ventures in the 2001 Quarter. The decrease in finance income resulted primarily from (1) a decrease in the average size of the Partnership's lease portfolio; (2) certain leases which were renewed and are generating lower levels of finance income during the respective renewal terms; and (3) certain finance leases which came to term in 2001 and 2002 and were either (a) renewed and classified as operating leases during their renewal terms or (b) are currently off lease. The decrease in rental income from the 2001 Quarter resulted from the rentals associated with equipment which was reclassified to equipment held for sale or re-lease subsequent to the 2001 Quarter.

     Expenses for the 2002 Quarter were $2,946,054 as compared to $2,848,470 in the 2001 Quarter, representing an increase of $97,584. The increase in expenses was primarily attributable to increases in depreciation expense of $100,106, general and administrative expenses of $649,654. The increase in expenses was partially offset by a decrease in amortization of initial direct costs of $92,026, a decrease in interest expense of $54,297, a decrease in management fees - General Partner of $427,612 and a decrease in administrative expense reimbursements - General Partner of $69,591. The increase in depreciation expense was due principally to depreciation associated with equipment reclassified from finance leases to operating leases or equipment held for sale or lease subsequent to the 2001 Quarter. The principal reasons for the increase in general and administrative expenses was the storage and insurance costs associated with the off-lease vessels as well as increased professional fees during the 2002 Quarter. The decreases in management fees - General Partner and administrative expense reimbursement - General Partner resulted from the overall decrease in the average size of the Partnership's lease investment portfolio and the timing of rentals received.

     Net income for the 2002 Quarter and the 2001 Quarter was $1,003,593 and $868,148, respectively. The net income per weighted average limited partnership unit outstanding was $1.01 and $.87, for the 2002 Quarter and the 2001 Quarter, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                               September 30, 2002

Results of Operations for the Nine Months Ended September 30, 2002 and 2001

     Revenues for the nine months ended September 30, 2002 ("2002 Period") were $7,218,048 as compared to $8,707,377 for the nine months ended September 30, 2001 ("2001 Period") representing a decrease of $1,489,329. The decrease in revenues resulted primarily from decreases in finance income of $2,583,936 and rental income of $2,116,347. The decrease in revenue was partially offset by increases in income from leveraged leases of $148,696 and income from investments in unconsolidated joint ventures of $731,037 and gain on sales of equipment of $2,242,909. The decrease in finance income resulted primarily from
(1) a decrease in the average size of the Partnership's lease portfolio; (2) certain leases which were renewed and are generating lower levels of finance income during the respective renewal terms; and (3) certain finance leases which came to term in 2001 and 2002 and were either (a) renewed and classified as operating leases during their renewal terms or (b) are currently off lease. The decrease in rental income from the 2001 Period resulted from the rentals associated with equipment which was reclassified to equipment held for sale or re-lease subsequent to the 2001 Period. The increase in income from leveraged leases is consistent with the increase in the investment in leverage leases on which such income is based. The increase in income from equity investments in joint ventures resulted primarily from provisions for bad debts of $1,825,000 and $1,055,114 recorded by two of the ventures in the 2001 Period. Gain on sale of equipment increased due primarily to a sale in 2002 of equipment to Petsmart, Inc., which generated a gain of $2,686,609.

     Expenses for the 2002 Period were $8,090,033 as compared to $7,929,754 in the 2001 Period, representing an increase of $160,279. The increase in expenses was primarily attributable to increases in depreciation expense of $1,373,403, and general and administrative expenses of $781,694. The increase in expenses was partially offset by a decrease in interest expense of $523,037, management fees - General Partner of $1,009,429, a decrease in administrative expense reimbursements - General Partner of $288,446, and a decrease in amortization of initial direct costs of $165,190. The increase in depreciation expense was due principally to depreciation associated with equipment reclassified from finance leases to operating leases or equipment held for sale or lease subsequent to the 2001 Period. The principal reasons for the increase in general and administrative expenses were the storage and insurance costs associated with the off-lease vessels as well as increased professional fees during the 2002 Period. The decreases in management fees - General Partner and administrative expense reimbursement - General Partner resulted from the overall decrease in the average size of the Partnership's lease investment portfolio and the timing of rentals received.

     Net (loss) income for the 2002 Period and the 2001 Period was $(871,985) and $777,623, respectively. The net (loss) income per weighted average limited partnership unit outstanding was $(.87) and $.78, for the 2002 Period and the 2001 Period, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                               September 30, 2002

Liquidity and Capital Resources

     During the nine months ended September 30, 2002 the Partnership used cash in operating activities of $3,693,037 and paid distributions to partners of $8,030,472. The Partnership received $6,138,403 in proceeds from sales of equipment. The Partnership borrowed $10,800,439 under its lines of credit during the period and repaid $5,120,036 due under such lines. As of September 30, 2002 the Partnership has aircraft parts with an aggregate carrying value of $3,508,291 and five vessels with an aggregate carrying value of $16,756,356 off lease. The Partnership is currently exploring options to either sell or re-lease these assets. The Partnership's ability to continue making cash distributions at the current rate is dependent on the Partnership's ability to remarket or sell assets coming off lease.

     During the nine months ended September 30, 2002, the Partnership entered into a $17,500,000 joint line of credit agreement, shared with Fund Eight A and Fund Eight B, with Comerica Bank as lender, replacing its prior $7,500,000 line of credit agreement. The Partnership borrowed $7,775,439 under the new agreement and used $3,175,439 to pay off its outstanding borrowings under its prior line of credit and $3,644,700 to repay to Fund Eight B the amount due for the repurchase in December 2001 of a joint venture interest. Under the terms of the new agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (5.75% at September 30, 2002) and all borrowings are to be collateralized by the present values of rents receivable and residuals. The expiration date of the new line of credit agreement is May 31, 2003.

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


     The Partnership borrows funds under two floating rate lines of credit and is therefore exposed to interest rate risk until the floating rate lines of credit are repaid. The Partnership's borrowings under its floating rate lines of credit as of September 30, 2002 aggregated $6,379,341. The Partnership believes the risk associated with rising interest rates under these lines is not significant.


     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing remarketing proceeds through either releasing or sales of equipment.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                               September 30, 2002

Item 4.  Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the General Partner of the Partnership, have evaluated the disclosure controls and procedures of the Partnership within 90 days prior to the filing of this quarterly report. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC. Management has presented the results of its most recent evaluation to the Partnership's independent auditors, KPMG LLP. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the Partnership's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

     There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the evaluation described above conducted by ICC's principal executive and financial officers.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)





PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 2002.

Exhibits
--------

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

                                    ICON Cash Flow Partners L. P. Seven
                                    File No. 33-94458 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.



        November 14, 2002           /s/ Thomas W. Martin
-------------------------------     --------------------------------------------
               Date                 Thomas W. Martin
                                    Executive Vice President
                                    (Principal Financial and Accounting Officer
                                    of the Manager of the Registrant)

                              Certifications - 10-Q

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Cash Flow Partners L.P. Seven;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Cash Flow Partners L.P. Seven



I, Thomas W. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Cash Flow Partners L.P. Seven;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)



     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the Manager of the Registrant)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                               September 30, 2002

EXHIBIT 99.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Seven, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Seven.

Dated:  November 14, 2002




                             /s/ Beaufort J.B. Clarke
                             ---------------------------------------------------
                             Beaufort J.B. Clarke
                             Chairman and Chief Executive Officer
                             ICON Capital Corp.
                             Manager of ICON Cash Flow Partners L.P. Seven

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                               September 30, 2002


EXHIBIT 99.2


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Seven, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Seven.

Dated:  November 14, 2002




                             /s/ Thomas W. Martin
                             ---------------------------------------------------
                             Thomas W. Martin
                             Executive Vice President (Principal
                             Financial and Accounting Officer)
                             ICON Capital Corp.
                             Manager of ICON Cash Flow Partners L.P. Seven