Form 10-Q
period 2003-03-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 2003-05-13
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             March 31, 2003
                               -------------------------------------------------

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


        (212)418-4700 Registrant's telephone number, including area code



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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheets




                                                           March 31,      December 31,
                                                             2003            2002
                                                             ----            ----
                                                        (unaudited)
       Assets
       ------

Cash                                                   $    301,787    $  1,257,947
                                                       ------------    ------------

Investment in finance leases
   Minimum rents receivable                               1,699,546       2,252,134
   Estimated unguaranteed residual values                 1,686,136       1,717,816
   Initial direct costs                                      35,396          36,455
   Unearned income                                         (114,084)       (137,106)
   Allowance for doubtful accounts                         (251,857)       (289,301)
                                                        ------------    ------------

                                                          3,055,137       3,579,998
                                                        ------------    ------------
Investment in operating leases
   Equipment at cost                                      9,647,253      14,195,791
   Accumulated depreciation                              (1,125,000)     (1,703,583)
                                                        ------------    ------------

                                                          8,522,253      12,492,208
                                                        ------------    ------------

Equipment held for sale or lease, net                    21,734,484      19,343,546
                                                        ------------    ------------

Net investment in leveraged leases                       23,935,259      27,877,708
                                                        ------------    ------------

Investment in estimated unguaranteed residual values     20,811,758      20,811,758
                                                        ------------    ------------

Investments in unconsolidated joint ventures              3,402,939       3,360,145
                                                        ------------    ------------

Due from General Partner and affiliates                     161,461         161,458
                                                        ------------    ------------

Other assets                                              1,021,309       1,249,535
                                                        ------------    ------------

Total assets                                            $ 82,946,387   $ 90,134,303
                                                        ============   ============







                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                Condensed Consolidated Balance Sheets (Continued)





                                                           March 31,       December 31,
                                                            2003              2002
                                                            ----              ----
                                                         (unaudited)

       Liabilities and Partners' Equity

Notes payable - non-recourse                             $ 23,030,832    $ 27,186,863
Notes payable - recourse                                   27,431,353      27,707,802
Due to General Partner and affiliates                         747,395         155,542
Security deposits, deferred credits and other payables        766,251         664,692
Minority interest in consolidated joint ventures               54,476          53,292
                                                         ------------    ------------

                                                           52,030,307      55,768,191
                                                         ------------    ------------

Partners' equity (deficiency)
   General Partner                                           (539,744)       (505,244)
   Limited partners (987,548 units outstanding,
     $100 per unit original issue price)                   31,455,824      34,871,356
                                                         ------------    ------------

     Total partners' equity                                30,916,080      34,366,112
                                                         ------------    ------------

Total liabilities and partners' equity                   $ 82,946,387    $ 90,134,303
                                                         ============    ============























See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                  2003           2002
                                                  ----           ----

Revenues
Finance income                              $    23,022    $   457,069
Rental income                                   367,686        285,096
Income from leveraged leases                    249,918        590,170
Gain on sales of equipment                       38,548          8,138
Income from investments in
  unconsolidated joint ventures                 303,990        368,117
Interest income and other                         2,331         38,894
                                            -----------    -----------

   Total revenues                               985,495      1,747,484
                                            -----------    -----------

Expenses

   Depreciation expense                       1,379,374      1,004,971
   Interest                                     693,830        743,113
   General and administrative                   364,419        277,220
   Management fees - General Partner            442,619        504,403
   Administrative expense reimbursements-
     General Partner                            178,516        211,344
   Amortization of initial direct costs         128,680        131,710
   Minority interest expense                      1,183          1,217
                                            ------------   ------------

   Total expenses                             3,188,621      2,873,978
                                            ------------   ------------

Net loss                                    $(2,203,126)   $(1,126,494)
                                            ============   ============

Net loss allocable to:
   Limited partners                         $(2,181,095)   $(1,115,229)
   General Partner                              (22,031)       (11,265)
                                            ------------   ------------

                                            $(2,203,126)   $(1,126,494)
                                            ============   ============

Weighted average number of limited
   partnership units outstanding                987,548        988,505
                                            ============   ============

Net loss per weighted average
   limited partnership unit                 $     (2.21)   $     (1.13)
                                            ============   ============



See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

         Condensed Consolidated Statement of Changes in Partners' Equity

                    For the Three Months Ended March 31, 2003

                                   (unaudited)



                                   Limited Partner Distributions

                                  Return of     Investment       Limited         General
                                   Capital       Income         Partners         Partner         Total
                                   -------       ------         --------         -------         -----
                                (Per weighted average unit)

Balance at
   January 1, 2003                                             $ 34,871,356    $ (505,244)     $ 34,366,112


Cash distributions to partners      $ 1.25          $  --       (1,234,437)       (12,469)       (1,246,906)

Net loss                                                        (2,181,095)       (22,031)       (2,203,126)
                                                               ------------    ------------    ------------

Balance at
   March 31, 2003                                              $ 31,455,824    $ (539,744)     $ 30,916,080
                                                              ============    ============     ============



























See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)



                                                                      2003           2002
                                                                      ----           ----

Cash flows from operating activities:

   Net loss                                                       $(2,203,126)   $(1,126,494)
                                                                  -----------    -----------
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Finance income portion of receivables paid directly
         to lenders by lessees                                           --         (278,563)
       Rental income paid directly to lender by lessees              (367,686)      (285,096)
       Interest expense on non-recourse financing paid
         directly by lessees and interest accreted                    425,087        390,786
       Amortization of initial direct costs                           128,680        131,710
       Depreciation expense                                         1,379,374      1,004,971
       Income from leveraged leases                                  (249,918)      (590,170)
       Income from investments in unconsolidated joint ventures      (303,990)      (368,117)
       Gains on sales of equipment                                    (38,548)        (8,138)
       Minority interest expense                                        1,183          1,217
       Changes in operating assets and liabilities                  1,067,486         (1,709)
                                                                  -----------    -----------

           Total adjustments                                        2,041,668         (3,109)
                                                                  -----------    -----------

       Net cash used in operating activities                         (161,458)    (1,129,603)
                                                                  -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment                                   202,480         62,146
   Distributions received from unconsolidated joint ventures          249,724        306,366
                                                                  -----------    -----------

       Net cash provided by investing activities                      452,204        368,512
                                                                  -----------    -----------

Cash flows from financing activities:
   Cash distributions to partners                                  (1,246,906)    (2,676,075)
   Proceeds from notes payable - recourse debt                           --        1,200,000
   Principal payments on notes payable - recourse debt                   --          (46,147)
   Redemption of limited partnership units                               --          (13,275)
                                                                     -----------    -----------

       Net cash used in financing activities                       (1,246,906)    (1,535,497)
                                                                  -----------    -----------

Net decrease in cash and cash equivalents                            (956,160)    (2,296,588)

Cash and cash equivalents at beginning of period                    1,257,947      2,333,871
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $   301,787    $    37,283
                                                                  ===========    ===========

                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows (Continued)

                                   (unaudited)

Supplemental Disclosure of Cash Flow Information

     For the three months ended March 31, 2003 and 2002, non-cash activities included the following:

                                                         2003            2002
                                                         ----            ----

Principal and interest on direct finance
   receivables paid directly to lenders by lessees   $ 4,213,432    $   853,410
Rental income  assigned operating lease receivables      367,686        285,096
Principal and interest on non-recourse
   financing paid directly to lenders by lessees      (4,581,118)    (1,138,506)
                                                     -----------    -----------

                                                     $     --       $      --
                                                     ===========    ===========

     Interest expense of $693,830 and $743,113 for the three months ended March 31, 2003 and 2002 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $425,087 and $390,786, respectively, and interest on notes payable-recourse of $268,743 and $352,327, respectively.


























See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2003

                                   (unaudited)

1.   Basis of Presentation

     The condensed consolidated financial statements of ICON Cash Flow Partners L.P. Seven (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2002 Annual Report on Form 10-K.

2.   Disposition Period

     The Partnership's reinvestment period ended November, 2002 and the Partnership immediately commenced its disposition period. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not and will not invest in any additional finance or lease transactions during the disposition period. During the disposition period the Partnership expects to recover, at a minimum, the carrying value of its assets.

3.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2003 and 2002 were as follows:

                           2003       2002
                           ----       ----

Management fees          $442,619   $504,403   Charged to Operations
Administrative expense
  reimbursements          178,516    211,344   Charged to Operations
                         --------   --------

Total                    $621,135   $715,747
                         ========   ========

     The Partnership has formed eight joint ventures with affiliates for the purpose of acquiring and managing various assets. (See Note 5 for additional information relating to the joint ventures). The Partnership and its affiliates have identical investment objectives and participate on the same terms and conditions.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

4.   Net Investment in Leveraged Leases

     The Partnership has ownership interests in two DC-10-30 aircraft subject to leveraged leases with Continental Airlines, Inc. (through April 2003) and Federal Express (through July 2004).

     Effective May 1, 2003 the Continental aircraft was returned and immediately re-leased to World Airlines, Inc., for an eight month term with an option for World Airlines to extend another four months.

     The net investment in the leveraged leases as of March 31, 2003 and December 31, 2002 consisted of the following:

                                                      March 31,     December 31,
                                                        2003            2002
                                                    -----------    -------------
Non-cancelable minimum rents receivable (net of
  principal and interest on non-recourse debt)    $  5,810,360    $ 10,002,727
Estimated unguaranteed residual values              20,515,000      20,865,000
Initial direct costs                                   134,212         181,010
Unearned income                                     (2,524,313)     (3,171,029)
                                                  ------------    ------------

                                                  $ 23,935,259    $ 27,877,708
                                                  ============    ============

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

     For the period ended March 31, 2003, the Company reduced the estimated unguaranteed residual value of one of the aircraft and recorded an impairment provision of $350,000 as a result of management's analysis which indicated a lower value at lease termination than initially estimated. The impairment provision has been reflected net in income from leveraged leases.

5.   Consolidated Venture and Investments in Unconsolidated Joint Ventures


     The Partnership and its affiliates formed eight ventures discussed below for the purpose of acquiring and managing various assets. The Partnership and its affiliates have identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interests in the equipment.


Consolidated Venture

     The venture described below is majority owned and is consolidated with the Partnership.

     ICON Cash Flow Partners L.L.C. III
     ----------------------------------

     In December 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E") formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow L.L.C. III"), for the purpose of

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10-30 and cost $11,429,751. The lease is a leveraged lease and the lease term expired April 30, 2003. Effective May 1, 2003, the aircraft was leased to a new lessee, World Airlines, Inc. (see
Note 4). Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's financial statements include 100% of the assets and liabilities and 100% of the revenue and expenses of ICON Cash Flow L.L.C. III. Series E's investment in ICON Cash Flow L.L.C. III has been reflected as minority interest in joint venture on the consolidated balance sheets and minority interest expense on the consolidated statements of operations.

Investments in Unconsolidated Joint Ventures

     The seven joint ventures described below are 50% or less owned and are accounted for under the equity method.

     ICON Receivables 1997-A LLC
     ---------------------------

     In March 1997 the Partnership and affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Series D ("Series D") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"). In September 1997, the Partnership, Series E and L.P. Six contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of March 31, 2003, the Partnership, Series E, L.P. Six and Series D own 19.97%, 31.19%, 31.03% and 17.81% interests, respectively, in 1997-A. The Partnership accounts for its investment in 1997-A under the equity method of accounting.

     Information as to the unaudited financial position of 1997-A as of March 31, 2003 and December 31, 2003 and the results of its operations for the three months ended March 31, 2003 and 2002 is summarized below:

                                March 31, 2003      December 31, 2002
                                --------------      -----------------

Assets                             $ 768,393           $ 694,761
                                   =========           =========

Liabilities                        $ 490,652           $ 390,389
                                   =========           =========

Equity                             $ 277,741           $(304,372)
                                   =========           =========

Partnership's share of equity      $  55,467           $ (60,784)
                                   =========           =========

                               Three Months Ended   Three Months Ended
                                  March 31, 2003       March 31, 2002
                                  --------------       --------------

Net loss                           $ (26,631)          $ (23,095)
                                   ========             ========

Partnership's share of net loss    $  (5,317)          $  (4,611)
                                   ========             ========

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued


     ICON Receivables 1997-B LLC
     ---------------------------

     In August 1997, the Partnership and affiliates, Series E and L.P. Six, formed ICON Receivables 1997-B LLC ("1997-B"). The Partnership, Series E and L.P. Six each contributed cash, equipment leases and residuals and received a 16.67%, 75.00% and 8.33% interest, respectively, in 1997-B. The Partnership accounts for its investment in 1997-B under the equity method of accounting.

     Information as to the unaudited financial position of 1997-B as of March 31, 2003 and December 31, 2002 and the results of its operations for the three months ended March 31, 2003 and 2002 is summarized below:

                                March 31, 2003       December 31, 2002
                                --------------       -----------------

Assets                            $2,196,466            $3,241,761
                                  ==========            ==========

Liabilities                       $1,977,828            $2,825,588
                                  ==========            ==========

Equity                            $  218,638            $  416,173
                                  ==========            ==========

Partnership's share of equity     $   36,448            $   69,377
                                  ==========            ==========

                              Three Months Ended     Three Months Ended
                                March 31, 2003        March 31, 2002
                                --------------        --------------

Net loss                          $ (197,535)            $ (33,883)
                                  ==========            ==========

Partnership's share of net loss   $  (32,929)            $  (5,647)
                                  ==========            ==========

     ICON/Boardman Facility LLC
     --------------------------

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

     In 2001 the other joint venturers in ICON BF acquired Series C's interest in accordance with their proportionate shares of ICON BF, at an aggregate cost of $56,370, which represented Series C's carrying value of the investment. The Partnership's share of the purchase price was $283. The remaining venturers' shares in ICON BF at March 31, 2003 were .5025%, .5025%, and 98.995% for the Partnership, L.P. Six, and Fund Eight A, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited financial position of ICON BF as of March 31, 2003 and December 31, 2002 and the results of its operations for the three months ended March 31, 2003 and 2002 is summarized below:

                                March 31, 2003       December 31, 2002
                                --------------       -----------------

Assets                            $19,945,319           $23,193,438
                                  ===========           ===========

Liabilities                       $ 6,981,199           $10,583,632
                                  ===========           ===========

Equity                            $12,964,120           $12,609,806
                                 ============           ===========

Partnership's share of equity     $    65,144           $    63,364
                                 ===========            ===========


                                Three Months Ended   Three Months Ended
                                  March 31, 2003       March 31, 2002
                                  --------------       --------------

Net income                        $   354,314           $   310,871
                                  ===========           ===========

Partnership's share of net income $     1,780           $     1,554
                                  ===========           ==========

     ICON/AIC Trust
     --------------

     In 1999, ICON/AIC Trust ("AIC Trust") was formed to own and manage a portfolio of leases in England. The Partnership, L.P. Six and Fund Eight A own 30.76%, 25.51% and 43.73% interests in AIC Trust, respectively. The Partnership accounts for its investment in AIC Trust under the equity method of accounting.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss, for a note receivable of (pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first two installments on the note of (pound)475,000 each were collected in 2002 and the third installment on the note of (pound)450,000 was collected in the first quarter 2003. As of March 31, 2003, the remaining amount due is (pound)1,175,000 ($1,824,474 based upon the exchange rate at March 31, 2003).

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited financial position of AIC Trust as of March 31, 2003 and December 31, 2002 and the results of its operations for the three months ended March 31, 2003 and 2002 is summarized below:

                                    March 31, 2003      December 31, 2002
                                    --------------      -----------------

Assets                                $1,824,274           $2,572,522
                                      ==========           ==========

Liabilities                           $    --              $     --
                                      ==========           ==========

Equity                                $1,824,274           $2,572,522
                                      ==========           ==========

Partnership's share of equity         $  561,147           $  791,308
                                      ==========           ==========

                                    Three Months Ended    Three Months Ended
                                      March 31, 2003        March 31, 2002
                                     --------------        --------------

Net income                            $   11,051           $   37,457
                                      ==========           ==========

Partnership's share of net income     $    3,400           $   11,521
                                      ==========           ==========

Distributions                         $  722,005           $  995,989
                                      ==========           ==========

Partnership's share of distributions  $  222,089           $  306,366
                                      =========            ==========

     ICON Cheyenne LLC
     ----------------

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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited financial position of ICON Cheyenne as of March 31, 2003 and December 31, 2002 and the results of its operations for the three months ended March 31, 2003 and 2002 is summarized below:

                                      March 31, 2003      December 31, 2002
                                      --------------      -----------------

Assets                                 $14,091,628         $14,765,333
                                       ===========         ===========

Liabilities                            $ 4,479,140         $ 5,141,481
                                       ===========         ===========

Equity                                 $ 9,612,488         $ 9,623,852
                                       ===========         ===========

Partnership's share of equity          $   991,047         $   992,219
                                       ===========         ===========

                                   Three Months Ended    Three Months Ended
                                     March 31, 2003       March 31, 2002
                                    --------------        --------------

Net income                             $   256,681         $   762,893
                                       ===========         ===========

Partnership's share of net income      $    26,463         $    78,654
                                       ===========         ===========

Distributions                          $   268,045         $     --
                                       ===========         ===========

Partnership's share of distributions   $    27,635         $     --
                                       ===========         ============

     ICON Aircraft 24846 LLC
     -----------------------

     In 2000, the Partnership and two affiliates, Fund Eight A and Fund Eight B, formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a 767-300ER aircraft leased to Scandinavian Airlines Systems for a purchase price of $44,515,416, which was funded with cash of $2,241,371 and non-recourse debt of $42,274,045. The rents and the aircraft have been assigned to the unaffiliated non-recourse lender. The lease expired in March 2003, at which time the balance of the non-recourse debt outstanding was approximately $34,500,000. The Partnership is currently remarketing the aircraft, during which time, the Partnership will be making interest only payments on the outstanding non-recourse debt. The Partnership, Fund Eight A and Fund Eight B have ownership interests of 2.0%, 2.0% and 96.0%, respectively, in ICON Aircraft 24846. The Partnership accounts for its investment under the equity method of accounting.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited financial position of ICON Aircraft as of March 31, 2003 and December 31, 2002 and the results of its operations for the three months ended March 31, 2003 and 2002 is summarized below:




                                 March 31, 2003      December 31, 2002
                                 --------------      -----------------

Assets                            $38,435,324           $39,175,547
                                  ===========           ===========

Liabilities                       $34,491,632           $35,419,214
                                  ===========           ===========

Equity                            $ 3,943,692           $ 3,756,333
                                  ===========           ===========

Partnership's share of equity     $    78,873           $    75,126
                                  ===========           ===========

                                Three Months Ended   Three Months Ended
                                  March 31, 2003       March 31, 2002
                                  -------------        --------------

Net income                        $   187,359           $   187,358
                                  ===========           ===========

Partnership's share of net income $     3,747           $     3,747
                                  ===========           ===========




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

     The Partnership has guaranteed an amount between the stipulated loss value provided for in the financing and the loan balance. The maximum amount for which the Partnership is contingently liable at March 31, 2003 under this guarantee was approximately $103,000.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited financial position of North Sea as of March 31, 2003 and December 31, 2002 and the results of its operations for the three months ended March 31, 2003 and 2002 is summarized below:

                                March 31, 2003         December 31, 2002
                                --------------         -----------------

Assets                            $  9,029,310          $ 10,504,336
                                  ============          ============

Liabilities                       $ 20,857,683          $ 22,983,403
                                  ============          ============

Partners' deficit                 $(11,828,373)         $(12,479,067)
                                  ============          ============

Partnership's share of equity     $  1,614,813          $  1,307,967
                                  ============          ============

                              Three Months Ended    Three Months Ended
                                March 31, 2003        March 31, 2002
                                --------------        --------------

Net income                        $    613,693          $    542,978
                                  ============          ============

Partnership's share of net income $    306,846          $    271,489
                                  ============          ============

6.. Investment in Operating Leases and Equipment Held for Sale or Lease

     During the quarter ended March 31, 2003, operating lease equipment with a net book value of $3,444,412 was returned to the Partnership and was reclassified as equipment held for sale or lease. The Partnership is continuing to record depreciation on such equipment while it is attempting to re-lease or sell the equipment. Included in the $21,734,484 of equipment held for sale or lease are six vessels with an aggregate carrying value of $18,858,483. The Partnership is currently negotiating the re-lease or sale of such vessels. The net carrying value of the vessels approximate their estimated fair values based on appraisals completed in March 2003.

7.   Line of Credit Agreement

     During the quarter ended June 30, 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement dated as of May 30, 2002 shared with Fund Eight A and Fund Eight B (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.25% at March 31, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit ICON Income Fund Nine, LLC, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The expiration date of this line of credit is May 31, 2003. The Partnership violated a financial covenant at December 31, 2002 creating an Event of Default. The bank granted a waiver to the Partnership with respect to this Event of Default. As of March 31, 2003, the Partnership had $5,925,439 outstanding under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $7,484,986 on March 31, 2003.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                 March 31, 2003

Item 2: General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements dated December 31, 2002. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

     Revenues for the three months ended March 31, 2003 ("2003 Quarter") were $985,495 as compared to $1,747,484 in the quarter ended March 31, 2002 ("2002 Quarter") representing a decrease of $761,990. The decrease in revenues resulted primarily from a decrease in finance income of $434,047, and income from leveraged leases of $340,252 and income from investments in unconsolidated joint ventures of $64,127. The decrease in income was partially offset by increases in rental income of $82,590, gain on sales of equipment of $30,410. The decrease in finance income resulted primarily from (1) a decrease in the average size of the Partnership's lease portfolio, (2) certain leases were renewed and are generating lower levels of finance income during the respective renewal terms and (3) certain finance leases came to term in 2002 and were reclassified as operating leases during their renewal terms. The decrease in income from leveraged leases was due to a reduction in the estimated unguaranteed residual value of $350,000, as result of management's analysis which indicated a lower rate value at lease termination than initially estimated. The increase in rental income in the 2003 Quarter resulted from the rentals associated with equipment which was reclassified to operating leases subsequent to the 2002 Quarter.

     Expenses for the 2003 Quarter were $3,188,621 as compared to $2,873,978 in the 2002 Quarter, representing an increase of $314,643. The increase in expenses was primarily attributable to an increase in depreciation expense of $374,403, due primarily to equipment being reclassified from finance leases to operating leases subsequent to the 2002 Quarter, and an increase in general and administrative expenses of $87,199. The principal reason for the increase in general and administrative expenses was the storage and insurance costs associated with off-lease vessels during the 2003 Quarter. The increase in expenses were partially offset by a decrease in interest expense of $49,283, a decrease in management fees - General Partner of $61,784, a decrease in administrative expense reimbursements - General Partner of $32,828, and a decrease in amortization of initial direct costs of $3,030. Interest expense decreased due to a decrease in the average debt outstanding from 2002 to 2003. The decreases in management fees - General Partner and administrative expense reimbursement - General Partner resulted from the overall decrease in the average size of the Partnership's lease portfolio. The decrease in amortization of initial direct costs resulted from the decrease in the average size of the lease portfolio.

     Net loss for the 2003 Quarter and the 2002 Quarter was $2,203,126 and $1,126,494, respectively. The net loss per weighted average limited partnership unit outstanding was $2.21 and $1.13, for the 2003 Quarter and the 2002 Quarter, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                 March 31, 2003

Liquidity and Capital Resources

     During the three months ended March 31, 2003, the Partnership used cash in operating activities of $161,458 and paid distributions to partners of $1,246,906. The Partnership received $249,724 in distributions from its unconsolidated joint ventures. Because the Partnership's uses of cash exceeded its sources of cash during the quarter, its liquidity was reduced. The Partnership currently owns six vessels which are off lease.

     During the quarter ended June 30, 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement dated as of May 30, 2002 shared with Fund Eight A and Fund Eight B (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.25% at March 31, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit ICON Income Fund Nine, LLC, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The expiration date of this line of credit is May 31, 2003. The Partnership violated a financial covenant at December 31, 2002 creating an Event of Default. The bank granted a waiver to the Partnership with respect to this Event of Default. As of March 31, 2003, the Partnership had $5,925,439 outstanding under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $7,484,986 on March 31, 2003.

     As of March 31, 2003, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations. We do not consider the impact of inflation to be material in the analysis of our overall operations.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk


     The Partnership is exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residual) owned by the Partnership and its investees. Except as described

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                 March 31, 2003

below, the Partnership believes its exposure to other market risks are insignificant to both its financial position and results of operations.

     The Partnership manages its interest rate risk by obtaining fixed rate debt for most of its obligations. The Partnership borrows funds under a floating rate lines of credit and is therefore exposed to interest rate risk until the floating rate lines of credit are repaid. The Partnership's borrowing under the floating rate lines of credit as of March 31, 2003 aggregated $5,925,439.

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

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     The Company, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the Partnership

Item 6 - Exhibits and Reports on Form 8K

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

                                    ICON Cash Flow Partners L. P. Seven
                                    File No. 33-94458 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.



        May 12, 2003                /s/ Thomas W. Martin
------------------------------     --------------------------------------------
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

Dated:  May 12, 2003

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


Dated:  May 12, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Registrant)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)


                                 March 31, 2003


EXHIBIT 99.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Seven, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the period ended March 31, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Seven.

Dated:  May 12, 2003




                       /s/ Beaufort J.B. Clarke
                       ---------------------------------------------
                       Beaufort J.B. Clarke
                       Chairman and Chief Executive Officer
                       ICON Capital Corp.
                       General Partner of ICON Cash Flow Partners L.P. Seven

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)


                                 March 31, 2003


EXHIBIT 99.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Seven, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the period ended March, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Seven.

Dated:  May 12, 2003




                          /s/ Thomas W. Martin
                          ---------------------------------------------
                          Thomas W. Martin
                          Executive Vice President (Principal
                          Financial and Accounting Officer)
                          ICON Capital Corp.
                          General Partner of ICON Cash Flow Partners L.P. Seven