Form 10-Q
period 2003-06-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 2003-08-14
CIK 947986

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q



[x   ]  Quarterly  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

For the quarterly period ended                    June 30, 2003
                              --------------------------------------------------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ ] Yes [x] No

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                          ICON Cash Flow Partners L.P. Seven
                           (A Delaware Limited Partnership)

                         Condensed Consolidated Balance Sheets


                                                        June 30,    December 31,
                                                          2003          2002
                                                          ----          ----
                                                      (unaudited)

         Assets

Cash and cash equivalents                            $    442,945  $  1,257,947
                                                     ------------  ------------

Investment in finance leases
   Minimum rents receivable                             1,551,069     2,252,134
   Estimated unguaranteed residual values               1,383,405     1,717,816
   Initial direct costs, net                               34,525        36,455
   Unearned income                                        (98,898)     (137,106)
   Allowance for doubtful accounts                       (249,127)     (289,301)
                                                     ------------  ------------

                                                        2,620,974     3,579,998
                                                     ------------  ------------

Investment in operating leases
   Equipment at cost                                   15,999,623    14,195,791
   Accumulated depreciation                            (2,589,738)   (1,703,583)
                                                     ------------  ------------

                                                       13,409,885    12,492,208
                                                     ------------  ------------

Equipment held for sale or lease, net                  17,982,298    19,343,546
                                                     ------------  ------------

Net investment in leveraged leases                     21,446,059    27,877,708
                                                     ------------  ------------

Investment in estimated unguaranteed residual values   20,811,758    20,811,758
                                                     ------------  ------------

Investments in unconsolidated joint ventures            3,715,044     3,360,145
                                                     ------------  ------------

Due from General Partner and affiliates                   160,144       161,458
                                                     ------------  ------------

Other assets, net                                         946,957     1,249,535
                                                     ------------  ------------

Total assets                                         $ 81,536,064  $ 90,134,303
                                                     ============  ============

                                                        (continued on next page)

                          ICON Cash Flow Partners L.P. Seven
                           (A Delaware Limited Partnership)

                  Condensed Consolidated Balance Sheets - Continued


                                                                June 30,      December 31,
                                                                  2003            2002
                                                                  ----            ----
                                                               (unaudited)
         Liabilities and Partners' Equity

Notes payable - non-recourse                               $   23,250,142   $  27,186,863
Notes and accrued interest payable - recourse                  28,301,293      27,707,802
Due to General Partner and affiliates                              66,452         155,542
Security deposits, deferred credits and other payables          1,052,148         664,692
Minority interest in consolidated joint venture                    54,476          53,292
                                                           --------------   -------------

      Total liabilities                                        52,724,511      55,768,191
                                                           --------------   -------------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                               (560,791)       (505,244)
   Limited Partners (987,548 units outstanding,
     $100 per unit original issue price)                       29,372,344      34,871,356
                                                           --------------   -------------

     Total partners' equity                                    28,811,553      34,366,112
                                                           --------------   -------------

Total liabilities and partners' equity                     $   81,536,064   $  90,134,303
                                                           ==============   =============




















See accompanying notes to condensed consolidated financial statements.

                          ICON Cash Flow Partners L.P. Seven
                           (A Delaware Limited Partnership)

                   Condensed Consolidated Statements of Operations

                                      (unaudited)


                                                           For the Three Months          For the Six Months
                                                              Ended June 30,               Ended June 30,
                                                             2003           2002          2003           2002
                                                             ----           ----          ----           ----
Revenues

   Finance income                                    $      15,186   $     354,616  $      38,208  $     811,685
   Rental income                                           519,574         236,395        887,260        521,491
   Income from leveraged leases                             75,800         596,050        325,718      1,186,220
   Gain on sales of equipment                               92,231               -        130,779          8,138
   Income from investments in
     unconsolidated joint ventures                         330,584         332,803        634,574        700,920
   Interest income and other                                   260           1,053          2,590         39,947
                                                     -------------   -------------  -------------  -------------

   Total revenues                                        1,033,635       1,520,917      2,019,129      3,268,401
                                                     -------------   -------------  -------------  -------------

Expenses
   Depreciation expense                                  1,379,374       1,005,087      2,758,748      2,010,058
   Interest                                                819,929         721,262      1,513,759      1,464,375
   General and administrative                              500,939         224,555        865,358        501,775
   Management fees - General Partner                        36,673         144,303        479,292        648,706
   Administrative expense reimbursements
    General Partner                                         15,961          67,178        194,477        278,522
   Amortization of initial direct costs                    (30,352)        106,406         98,328        238,116
   Minority interest in consolidated
     joint venture                                            -              1,210          1,183          2,427
                                                     -------------   -------------  -------------  -------------

   Total expenses                                        2,722,524       2,270,001      5,911,145      5,143,979
                                                     -------------   -------------  -------------  -------------


Net loss                                             $  (1,688,889)  $    (749,084) $  (3,892,016) $  (1,875,578)
                                                     -------------   -------------  -------------  -------------

Net loss allocable to:
   Limited Partners                                  $  (1,672,000)  $    (741,593) $  (3,853,096) $  (1,856,822)
   General Partner                                         (16,889)         (7,491)       (38,920)       (18,756)
                                                     -------------   -------------  -------------  -------------

                                                     $  (1,688,889)  $    (749,084) $  (3,892,016) $  (1,875,578)
                                                     -------------   -------------  -------------  -------------

Weighted average number of limited
   partnership units outstanding                           987,548         988,219        987,548        988,339
                                                     =============   =============  =============  =============

Net loss per weighted average
   limited partnership unit                          $      (1.69)   $      (0.75)  $      (3.90)  $      (1.88)
                                                     ============    ============   =============  ============



See accompanying notes to condensed consolidated financial statements.

                          ICON Cash Flow Partners L.P. Seven
                           (A Delaware Limited Partnership)

          Condensed Consolidated Statement of Changes in Partners' Equity

                           For the Six Months Ended June 30, 2003

                                       (unaudited)


                                   Limited Partner Distributions
                                   -----------------------------

                                      Return of    Investment           Limited        General
                                       Capital       Income            Partners        Partner          Total
                                       -------       ------            --------        -------          -----
                                    (Per weighted average unit)

Balance at
   January 1, 2003                                                 $    34,871,356  $   (505,244) $   34,366,112

Cash distributions to partners        $  1.67       $     -             (1,645,916)      (16,627)     (1,662,543)

Net loss                                                                (3,853,096)      (38,920)     (3,892,016)
                                                                   ---------------  ------------  --------------

Balance at
   June 30, 2003                                                   $    29,372,344  $   (560,791) $   28,811,553
                                                                   ===============  ============  ==============




























See accompanying notes to condensed consolidated financial statements.

                          ICON Cash Flow Partners L.P. Seven
                           (A Delaware Limited Partnership)

                   Condensed Consolidated Statements of Cash Flows

                             For the Six Months Ended June 30,

                                       (unaudited)


                                                                         2003                 2002
                                                                         ----                 ----
Cash flows from operating activities:
   Net loss                                                       $     (3,892,016)   $    (1,875,578)
                                                                  ----------------    ---------------
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Finance income portion of receivables paid directly
         to lenders by lessees                                               -               (548,118)
       Rental income paid directly to lender by lessees                   (674,894)          (378,690)
       Interest expense on non-recourse financing paid
         directly by lessees                                               979,521            955,927
       Amortization of initial direct costs                                 98,328            238,116
       Depreciation expense                                              2,758,748          2,010,058
       Income from leveraged leases                                       (325,718)        (1,186,220)
       Income from investments in unconsolidated joint ventures           (634,574)          (700,920)
       Gain on sales of equipment                                         (130,779)            (8,138)
       Minority interest in consolidated joint venture                       1,183              2,427
       Changes in operating assets and liabilities, net                  1,305,530         (2,507,614)
                                                                  ----------------    ---------------

           Total adjustments                                             3,377,345         (2,123,172)
                                                                  ----------------    ---------------

       Net cash used in operating activities                              (514,671)        (3,998,750)
                                                                  ----------------    ---------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                        827,549            271,896
   Distributions received from unconsolidated joint ventures               298,564            530,739
                                                                  ----------------    ---------------

       Net cash provided by investing activities                         1,126,113            802,635
                                                                  ----------------    ---------------















                                                        (continued on next page)

                          ICON Cash Flow Partners L.P. Seven
                           (A Delaware Limited Partnership)

            Condensed Consolidated Statements of Cash Flows - Continued

                            For the Six Months Ended June 30,

                                     (unaudited)

                                                                2003          2002
                                                                ----          ----
Cash flows from financing activities:
   Cash distributions to partners                           (1,662,543)    (5,349,354)
   Proceeds from notes payable - recourse                      690,000     10,800,439
   Principal payments on notes payable - recourse             (453,901)    (3,270,036)
   Redemption of limited partnership units                       -            (30,940)
                                                           -----------    -----------

     Net cash (used in) provided by financing activities    (1,426,444)     2,150,109
                                                           -----------    -----------

Net decrease in cash and cash equivalents                     (815,002)    (1,046,006)

Cash and cash equivalents at beginning of period             1,257,947      2,333,871
                                                           -----------    -----------

Cash and cash equivalents at end of period                 $   442,945    $ 1,287,865
                                                           ===========    ===========
























                                                        (continued on next page)

                          ICON Cash Flow Partners L.P. Seven
                           (A Delaware Limited Partnership)

             Condensed Consolidated Statements of Cash Flows - Continued


Supplemental Disclosure of Cash Flow Information

     For the six months ended June 30, 2003 and 2002, non-cash activities included the following:

                                                          2003          2002
                                                          ----          ----

Principal and interest on direct finance
   receivables paid directly to lenders by lessees    $ 4,241,348   $ 1,842,347
Rental income assigned operating lease receivables        674,894       378,690
Principal and interest on non-recourse
   financing paid directly to lenders by lessees       (4,916,242)   (2,221,037)
                                                      -----------   -----------

                                                      $    -        $     -
                                                      ===========   ===========

     Interest expense of $1,513,759 and $1,464,375 for the six months ended June 30, 2003 and 2002, respectively, consisted of interest expense on notes payable non-recourse paid or accrued directly to lenders by lessees of $979,521 and $955,927 respectively, and interest expense on notes payable - recourse paid or accrued of $534,238 and $508,448, respectively.



























See accompanying notes to condensed consolidated financial statements.

                          ICON Cash Flow Partners L.P. Seven
                           (A Delaware Limited Partnership)

                   Notes to Condensed Consolidated Financial Statements

                                     June 30, 2003
                                      (unaudited)

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


3.   Contingencies

     ICON Cash Flow Partners, L.P. Series Seven is the owner of two special purpose entities that own eight marine vessels originally on charter to affiliates of Seacor Smit. Five of the eight vessels have outstanding non-recourse debt with a lender. Under the original loan agreements, with the SPEs, all charter revenue was paid to the lender to amortize the debt. At the end of the original charter term of each vessel it was expected that the individual vessels would be either re-chartered or sold with proceeds directed to the lender until the debt was fully satisfied. Several of the vessels had been re-chartered during depressed periods of bareboat charter rates. As such, the lender has not received the amortization it had originally contemplated and the non-recourse notes have been declared to be in default. The specific vessels subject to these notes are the Yankee, Rebel, Frontier, Kodiak Island, and Osprey. According to recent appraisals, the value of the vessels is estimated to be between 15.6 and 24.5 million dollars. At August 5, 2003, the total debt balance was 7.25 million dollars. The SPEs are working with the lender to resolve the matter while simultaneously in discussions with several parties for the sale of a number of the vessels.

                          ICON Cash Flow Partners L.P. Seven
                           (A Delaware Limited Partnership)

           Notes to Condensed Consolidated Financial Statements - Continued

4.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2003 and 2002 were as follows:

                                 2003          2002
                                 ----          ----

     Management fees          $ 479,292     $  648,706     Charged to Operations
     Administrative expense
       reimbursements           194,477        278,522     Charged to Operations
                              ---------     ----------

     Total                    $ 673,769     $  927,228
                              =========     ==========

     The Partnership has formed eight joint ventures with affiliates for the purpose of acquiring and managing various assets. (See Note 6 for additional information relating to the joint ventures.)

5.   Net Investment in Leveraged Leases

     The Partnership has ownership interests in two DC-10-30 aircraft subject to leveraged leases with Continental Airlines, Inc. ("Continental") (through April
2003) and Federal Express (through July 2004).

     Effective May 1, 2003 the Continental aircraft was re-leased to World Airways, Inc. ("World Airways") for an eight month term with an option for World Airways to extend the lease for an additional four months. The equipment, which has an estimated residual value of $2,565,000 was reclassified as an investment in operating lease. The aircraft is subject to an agreement which provides that a portion of the residual proceeds are to be paid to a third party.

     The net investment in the leveraged leases as of June 30, 2003 and December 31, 2002 consisted of the following:

                                                     June 30,       December 31,
                                                      2003             2002
                                                      ----             ----

Non-cancelable minimum rents receivable (net of
  principal and interest on non-recourse debt)     $  5,810,360   $  10,002,727
Estimated unguaranteed residual values               17,600,000      20,865,000
Initial direct costs                                    100,953         181,010
Unearned income                                      (2,065,254)     (3,171,029)
                                                   ------------   -------------

                                                   $ 21,446,059   $  27,877,708
                                                   ============   =============

     Unearned income is recognized from leveraged leases over the life of the leases at a constant rate of return based on the positive net investment in the lease in the years such investment is positive. There are no deferred tax liabilities arising from the Partnership's leveraged lease investments since all taxes are recognized at the individual partner level rather than at the Partnership level.

                          ICON Cash Flow Partners L.P. Seven
                           (A Delaware Limited Partnership)

            Notes to Condensed Consolidated Financial Statements - Continued

     For the period ended June 30, 2003, the Company reduced the estimated unguaranteed residual value of the Federal Express aircraft and recorded an impairment provision of $700,000 as a result of management's analysis which indicated a lower value at lease termination than initially estimated. The impairment provision has been reflected in net income from leveraged leases.

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

     ICON Cash Flow Partners L.L.C. III
     ----------------------------------

     In December 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E") formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow L.L.C. III"), for the purpose of acquiring and managing an aircraft which was on lease to Continental Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10-30 and cost $11,429,751. The lease which was a leveraged lease expired April 30, 2003. Effective May 1, 2003, the aircraft was leased to a new lessee, World Airways, Inc. (see Note 5). Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's financial statements include 100% of the assets and liabilities and 100% of the revenue and expenses of ICON Cash Flow L.L.C. III. Series E's investment in ICON Cash Flow L.L.C. III has been reflected as minority interest in consolidated joint venture on the accompanying condensed consolidated balance sheets statements of operations.

Investments In Unconsolidated Joint Ventures

     The seven joint ventures described below are 50% or less owned by the Partnership and are accounted for under the equity method.

     ICON Receivables 1997-A L.L.C.
     ------------------------------

     In March 1997, the Partnership and affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Series D ("Series D") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"). In September 1997, Series E, L.P. Six and the Partnership contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of June 30, 2003, the Partnership, Series E, L.P. Six and Series D own 19.97%, 31.19%, 31.03% and 17.81% interests, respectively, in 1997-A.

                          ICON Cash Flow Partners L.P. Seven
                           (A Delaware Limited Partnership)

           Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited results of operations of 1997-A for the six months ended June 30, 2003 and 2002 is summarized below:

                                   Six Months Ended     Six Months Ended
                                     June 30, 2003       June 30, 2002
                                     -------------        -------------

 Net loss                            $    (39,975)        $    (53,832)
                                     ============         ============

 Partnership's share of net loss     $     (7,981)        $    (10,746)
                                     ============         ============


     ICON Receivables 1997-B L.L.C.
     ------------------------------

     In August 1997, the Partnership, Series E and L.P. Six formed ICON Receivables 1997-B L.L.C. ("1997-B"). The Partnership, Series E and L.P. Six each contributed cash, equipment leases and residuals and received a 16.67%, 75.00% and 8.33% interest, respectively, in 1997-B.

     Information as to the unaudited results of operations of 1997-B for the six months ended June 30, 2003 and 2002 is summarized below:

                                   Six Months Ended     Six Months Ended
                                     June 30, 2003        June 30, 2002
                                     ------------         ------------


Net loss                             $   (203,652)        $   (388,997)
                                     ============         ============

Partnership's share of net loss      $    (33,949)        $    (64,847)
                                     ============         ============


     ICON/Boardman Facility LLC
     --------------------------

     In December 1998, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Six and ICON Income Fund Eight A L.P. ("Fund Eight A") formed ICON/Boardman Facility LLC ("ICON BF"), for the purpose of acquiring a lease for a coal handling facility with Portland General Electric, a utility company. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt. The remaining venturers' shares in ICON BF at June 30, 2003 were .5025%, .5025%, and 98.995% for the Partnership, L.P. Six, and Fund Eight A, respectively. The outstanding debt at June 30, 2003 was $7,131,576.

     Information as to the unaudited results of operations of ICON BF for the six months ended June 30, 2003 and 2002 is summarized below:

                                   Six Months Ended     Six Months Ended
                                     June 30, 2003        June 30, 2002
                                     ------------         ------------

Net income                           $    701,622         $    652,963
                                     ============         ============

Partnership's share of net income    $      3,525         $      3,281
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

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss for a note receivable of (pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first two installments on the note of (pound)475,000 each were collected in 2002 and the third installment of (pound)450,000 was collected in the first quarter of 2003. As of June 30, 2003, the gross amount due is (pound)1,175,000 ($1,919,913 based upon the exchange rate at June 30, 2003).

     Information as to the unaudited results of operations of ICON/AIC Trust for the six months ended June 30, 2003 and 2002 is summarized below:

                                   Six Months Ended     Six Months Ended
                                     June 30, 2003        June 30, 2002
                                     ------------         -------------

Net income                           $     21,313         $    253,820
                                     ============         ============

Partnership's share of net income    $      6,556         $     78,075
                                     ============         ============

Distributions                        $    722,005         $  1,032,763
                                     ============         ============

Partnership's share of distribution  $    222,089         $    317,678
                                     ============         ============

     ICON Cheyenne LLC
     -----------------

     In December 2000, the Partnership and three affiliates, L.P. Six, Fund Eight A and Fund Eight B formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716, which was paid for with cash of $11,401,151 and the assumption of non-recourse debt with an unaffiliated third party lender of $18,304,565. The debt is structured to be amortized by the application to the debt of rentals due under the various leases. The leases expire on various dates through September 2006. The Partnership, L.P. Six, Fund Eight A and Fund Eight B have ownership interests of 10.31%, 1.0%, 1.0% and 87.69%, respectively, in ICON Cheyenne. The outstanding debt at June 30, 2003 was $2,812,041.

                          ICON Cash Flow Partners L.P. Seven
                           (A Delaware Limited Partnership)

           Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited results of operations of ICON Cheyenne for the six months ended June 30, 2003 and 2002 is summarized below:

                                     Six Months Ended   Six Months Ended
                                     June 30, 2003        June 30, 2002
                                     ------------         ------------

Net income                           $    132,537         $  1,019,824
                                     ============         ============

Partnership's share of net income    $     13,664         $    105,144
                                     ============         ============

Distributions                        $    741,759         $  2,066,547
                                     ============         ============

Partnership's share of distribution  $     76,475         $    213,061
                                     ============         ============

     ICON Aircraft 24846 LLC
     -----------------------

     In 2000, the Partnership and two affiliates, ICON Income Fund Eight A L.P. ("Fund Eight A") and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a 767-300 ER aircraft leased to Scandinavian Airline Systems for a purchase price of $44,515,416, which was funded with cash of $2,241,371 and non-recourse debt of $42,274,045. The rents and the aircraft have been assigned to the unaffiliated non-recourse lender. The lease expired in March 2003, at which time the balance of the non-recourse debt outstanding was approximately $34,500,000. ICON Aircraft 24846 is currently remarketing the aircraft, during which time, it is making interest only payments on the outstanding non-recourse debt. The Partnership, Fund Eight A and Fund Eight B have ownership interests of 2.0% and 2.0%, and 96.0% respectively, in ICON Aircraft 24846. The outstanding debt at June 30, 2003 was $34,491,632.

     Information as to the unaudited results of operations of ICON Aircraft 24846 for the six months ended June 30, 2003 and 2002 is summarized below:

                                            Six Months Ended    Six Months Ended
                                               June 30, 2003      June 30, 2002
                                               -------------      -------------

Net (loss) income                            $    (685,814)      $      374,716
                                             =============       ==============

Partnership's share of net (loss) income     $     (13,716)      $        7,494
                                             =============       ==============


     North Sea (Connecticut) Limited Partnership
     -------------------------------------------

     In 2000, a joint venture, North Sea (Connecticut) Limited Partnership ("North Sea"), in which the Partnership is a 50% Class C limited partner, exercised its option to acquire a drilling rig and leased the rig to the operator. The lease was then discounted on a non-recourse basis at a bank and the proceeds were used to pay for the exercise of the option, with the excess loan proceeds of $20,002,567 distributed to the joint venturers ($10,001,284 represented the Partnership's 50% share). The other joint venturers are not affiliates of the Partnership.

                          ICON Cash Flow Partners L.P. Seven
                           (A Delaware Limited Partnership)

           Notes to Condensed Consolidated Financial Statements - Continued

     The Partnership has guaranteed an amount between the stipulated loss value provided for in the financing and the loan balance. The maximum amount for which the Partnership is contingently liable at June 30, 2003 under this guarantee was approximately $103,000.

     Information as to the unaudited results of operations of North Sea for the six months ended June 30, 2003 and 2002 is summarized below:

                                   Six Months Ended     Six Months Ended
                                     June 30, 2003        June 30, 2002
                                     ------------        ------------

Net income                           $  1,332,950         $  1,165,039
                                     ============         ============

Partnership's share of net income    $    666,475         $    582,519
                                     ============         ============


7.   Investment in Operating Leases and Equipment Held for Sale or Lease

     During the three months ended June 30, 2003 equipment held for sale or lease with a net book value of $2,697,632 was reclassified as an investment in operating lease. The Partnership is continuing to record depreciation on such equipment. Included in the $17,982,298 of equipment held for sale or lease are five vessels with an aggregate carrying value of $15,339,147. The Partnership is currently negotiating the re-lease or sale of such vessels. The net carrying value of the vessels approximate their estimated fair values based on appraisals completed in March 2003. The Partnership also reclassified equipment previously classified as a net investment in leveraged leases to an investment in operating lease. (See Note 5 for additional information).

8.   Line of Credit Agreement

     During the quarter ended June 30, 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement dated as of May 30, 2002 shared with Fund Eight A and Fund Eight B (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.00% at June 30, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit ICON Income Fund Nine, LLC, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the

                          ICON Cash Flow Partners L.P. Seven
                           (A Delaware Limited Partnership)

           Notes to Condensed Consolidated Financial Statements - Continued

agreement. The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The line of credit which had expired on May 31, 2003 is in the process of being extended for twelve additional months. The Partnership violated a financial covenant at December 31, 2002 creating an Event of Default. The bank granted a waiver to the Partnership with respect to this Event of Default. As of June 30, 2003, the Partnership had $6,615,439 outstanding under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $10,199,986 on June 30, 2003.

                          ICON Cash Flow Partners L.P. Seven
                           (A Delaware Limited Partnership)

                                     June 30, 2003

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

Results of Operations for the Three Months Ended June 30, 2003 and 2002

     Revenues for the three months ended June 30, 2003 ("2003 Quarter") were $1,033,635 as compared to $1,520,917 in the quarter ended June 30, 2002 ("2002 Quarter") representing a decrease of $487,282. The decrease in revenues resulted primarily from a decrease in finance income of $339,430, and income from leveraged leases of $520,250. The decrease in income was partially offset by increases in rental income of $283,179 and gain on sales of equipment of $92,231. The decrease in finance income resulted primarily from (1) a decrease in the average size of the Partnership's lease portfolio, (2) certain leases were renewed and are generating lower levels of finance income during the respective renewal terms and (3) certain finance leases came to term in 2002 and were reclassified as operating leases during their renewal terms. The decrease in income from leveraged leases was due to a reduction in the estimated unguaranteed residual value of $350,000, as result of management's analysis which indicated a lower rate value at lease termination than initially estimated. The increase in rental income in the 2003 Quarter resulted from the rentals associated with equipment which was reclassified from equipment held for sale or lease subsequent to the 2002 Quarter.

     Expenses for the 2003 Quarter were $2,722,524 as compared to $2,270,001 in the 2002 Quarter, representing an increase of $452,523. The increase in expenses was primarily attributable to an increase in depreciation expense of $374,287, due primarily to equipment being reclassified from finance leases to operating leases subsequent to the 2002 Quarter, and an increase in general and administrative expenses of $276,384. The principal reason for the increase in general and administrative expenses was the storage and insurance costs associated with off-lease vessels during the 2003 Quarter. An increase in interest expense of $98,667 resulted from the debt associated with equipment which was reclassified to equipment held for sale or lease subsequent to the 2002 Quarter. The increase in expenses were partially offset by a decrease in management fees - General Partner of $107,630, a decrease in administrative expense reimbursements - General Partner of $51,217, and a decrease in amortization of initial direct costs of $136,758. The decreases in management fees - General Partner and administrative expense reimbursement - General Partner resulted from the overall decrease in the average size of the Partnership's lease portfolio. The decrease in amortization of initial direct costs resulted from the decrease in the average size of the Partnership's finance lease portfolio.

     Net loss for the 2003 Quarter and the 2002 Quarter was $1,688,889 and $749,084, respectively. The net loss per weighted average limited partnership unit outstanding was $1.69 and $.75, for the 2003 Quarter and the 2002 Quarter, respectively.

                          ICON Cash Flow Partners L.P. Seven
                           (A Delaware Limited Partnership)

                                     June 30, 2003

Results of Operations for the Six Months Ended June 30, 2003 and 2002

     Revenues for the six months ended June 30, 2003 ("2003 Period") were $2,019,129 as compared to $3,268,401 in the Period ended June 30, 2002 ("2002
Period") representing a decrease of $1,249,272. The decrease in revenues resulted primarily from a decrease in finance income of $773,477, and income from leveraged leases of $860,502 and income from investments in unconsolidated joint ventures of $66,346. The decrease in income was partially offset by increases in gain on sales of equipment of $122,641 and rental income of $365,769. The decrease in finance income resulted primarily from (1) a decrease in the average size of the Partnership's lease portfolio, (2) certain leases were renewed and are generating lower levels of finance income during the respective renewal terms and (3) certain finance leases came to term in 2002 and were reclassified as operating leases during their renewal terms. The decrease in income from leveraged leases was due to a reduction in the estimated unguaranteed residual value of $700,000, as result of management's analysis which indicated a lower estimated value at lease termination than initially projected.

     Expenses for the 2003 Period were $5,911,145 as compared to $5,143,979 in the 2002 Period, representing an increase of $767,166. The increase in expenses was primarily attributable to an increase in depreciation expense of $748,690, due primarily to equipment being reclassified from finance leases to operating leases subsequent to the 2002 Period, an increase in interest expense of $49,384 resulted from the debt associated with equipment which was reclassified to equipment held for sale or lease subsequent to the 2002 Period and an increase in general and administrative expenses of $363,583. The principal reason for the increase in general and administrative expenses was the storage and insurance costs associated with off-lease vessels during the 2003 Period. The increase in expenses were partially offset by a decrease in management fees - General Partner of $169,414, a decrease in administrative expense reimbursements - General Partner of $84,045, and a decrease in amortization of initial direct costs of $139,788. The decreases in management fees - General Partner and administrative expense reimbursement - General Partner resulted from the overall decrease in the average size of the Partnership's lease portfolio. The decrease in amortization of initial direct costs resulted from the decrease in the average size of the Partnership's finance lease portfolio.

     Net loss for the 2003 Period and the 2002 Period was $3,892,016 and $1,875,578, respectively. The net loss per weighted average limited partnership unit outstanding was $3.90 and $1.88, for the 2003 Period and the 2002 Period, respectively.

Liquidity and Capital Resources

     During the six months ended June 30,  2003,  the  Partnership  used cash in operating activities of $514,671 and paid distributions to partners of $1,662,543. The Partnership received $298,564 in distributions from its unconsolidated joint ventures and $827,549 in proceeds from sales of equipment. Because the Partnership's use of cash exceeded its sources of cash during the quarter, its liquidity was reduced.

                          ICON Cash Flow Partners L.P. Seven
                           (A Delaware Limited Partnership)

                                     June 30, 2003

     During the quarter ended June 30, 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement dated as of May 30, 2002 shared with Fund Eight A and Fund Eight B (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.00% at June 30, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit ICON Income Fund Nine, LLC, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The line of credit which had expired on May 31, 2003 is in the process of being extended for twelve additional months. The Partnership violated a financial covenant at December 31, 2002 creating an Event of Default. The bank granted a waiver to the Partnership with respect to this Event of Default. As of June 30, 2003, the Partnership had $6,615,439 outstanding under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $10,199,986 on June 30, 2003.

     Cash  distributions  to limited  partners  for the 2003 Period and the 2002
Period,   which  were  paid  monthly,   totaled   $1,645,916   and   $5,304,971,
respectively.

     ICON Cash Flow Partners, L.P. Series Seven is the owner of two special purpose entities that own eight marine vessels originally on charter to affiliates of Seacor Smit. Five of the eight vessels have outstanding non-recourse debt with a lender. Under the original loan agreements, with the SPEs, all charter revenue was paid to the lender to amortize the debt. At the end of the original charter term of each vessel it was expected that the individual vessels would be either re-chartered or sold with proceeds directed to the lender until the debt was fully satisfied. Several of the vessels had been re-chartered during depressed periods of bareboat charter rates. As such, the lender has not received the amortization it had originally contemplated and the non-recourse notes have been declared to be in default. The specific vessels subject to these notes are the Yankee, Rebel, Frontier, Kodiak Island, and Osprey. According to recent appraisals, the value of the vessels is estimated to be between 15.6 and 24.5 million dollars. At August 5, 2003, the total debt balance was 7.25 million dollars. The SPEs are working with the lender to resolve the matter while simultaneously in discussions with several parties for the sale of a number of the vessels.

     The  Partnership's   reinvestment  period  ended  November  2000,  and  the
disposition period began. During the disposition period, the Partnership has and

                          ICON Cash Flow Partners L.P. Seven
                           (A Delaware Limited Partnership)

                                    June 30, 2003

will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of its operations and affairs. The Partnership has not and will not invest in any additional finance or lease transactions during the disposition period.

     We do not consider the impact of inflation to be material in the analysis of our overall operations.

Item  3.  Qualitative  and  Quantitative   Disclosures  About  Market  Risk  Not
Applicable

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

     The Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's borrowings under its floating rate line of credit as of June 30, 2003 aggregated $6,615,439.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing remarketing proceeds through either releasing or sales of equipment.

Item 4.   Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the General Partner of the Partnership, have evaluated the disclosure controls and procedures of the Partnership as of the quarter ended June 30, 2003. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the Partnership's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

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

                          ICON Cash Flow Partners L.P. Seven
                           (A Delaware Limited Partnership)

PART II - OTHER INFORMATION
---------------------------


Item 1 - Legal Proceedings
--------------------------

     The Partnership, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the Partnership.


Item 3 - Defaults Upon Senior Securities
----------------------------------------

     ICON Cash Flow Partners, L.P. Series Seven is the owner of two special purpose entities that own eight marine vessels originally on charter to affiliates of Seacor Smit. Five of the eight vessels have outstanding non-recourse debt with a lender. Under the original loan agreements, with the SPEs, all charter revenue was paid to the lender to amortize the debt. At the end of the original charter term of each vessel it was expected that the individual vessels would be either re-chartered or sold with proceeds directed to the lender until the debt was fully satisfied. Several of the vessels had been re-chartered during depressed periods of bareboat charter rates. As such, the lender has not received the amortization it had originally contemplated and the non-recourse notes have been declared to be in default. The specific vessels subject to these notes are the Yankee, Rebel, Frontier, Kodiak Island, and Osprey. According to recent appraisals, the value of the vessels is estimated to be between 15.6 and 24.5 million dollars. At August 5, 2003, the total debt balance was 7.25 million dollars. The SPEs are working with the lender to resolve the matter while simultaneously in discussions with several parties for the sale of a number of the vessels.

Item 6 - Exhibits and Reports on Form 8K
----------------------------------------

(a)  Exhibits

     99.1 Certification of Chairman and Chief Executive Officer.

     99.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

     99.3 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.4 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                    ICON Cash Flow Partners L.P. Seven
                                    File No. 33-94458 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.



        August 13, 2003             /s/ Thomas W. Martin
    ----------------------          --------------------------------------
              Date                  Thomas W. Martin
                                    Executive Vice President
                                    (Principal Financial and Accounting Officer
                                    of the General Partner of the Partnership)

                             Certifications - 10-Q

EXHIBIT 99.1

I, Beaufort J.B. Clarke, certify that:

1.   I have  reviewed  this  quarterly  report of ICON Cash Flow  Partners  L.P.
     Seven;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.

Dated:  August 13, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Seven

                             Certifications - 10-Q

EXHIBIT 99.2

I, Thomas W. Martin, certify that:

1.   I have  reviewed  this  quarterly  report of ICON Cash Flow  Partners  L.P.
     Seven;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.

Dated:  August 13, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting officer
of the General Partner of the Partnership)

                          ICON Cash Flow Partners L.P. Seven
                           (A Delaware Limited Partnership)

                                    June 30, 2003

EXHIBIT 99.3

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Seven, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Seven.

Dated:  August 13, 2003



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

                                     June 30, 2003

EXHIBIT 99.4

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Seven, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June, 30 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Seven.

Dated:  August 13, 2003



                  /s/ Thomas W. Martin
                  -------------------------------------------------------
                  Thomas W. Martin
                  Executive Vice President (Principal
                  Financial and Accounting Officer)
                  ICON Capital Corp.
                  General Partner of ICON Cash Flow Partners L.P. Seven