Form 10-Q
period 2003-09-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 2003-11-14
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                       September 30, 2003
                              --------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number                               33-94458
                      ----------------------------------------------------------

                       ICON Cash Flow Partners L.P. Seven
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                              13-3835387
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


  100 Fifth Avenue New York, New York                            10011
  (Address of principal executive offices)                     (Zip code)


                                 (212) 418-4700
               Registrant's telephone number, including area code



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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheets


                                                                     September 30,    December 31,
                                                                          2003           2002
                                                                          ----           ----
                                                                      (unaudited)

         Assets

Cash and cash equivalents                                          $      623,362  $   1,257,947
                                                                   --------------  -------------

Investment in finance leases
   Minimum rents receivable                                               998,002      2,252,134
   Estimated unguaranteed residual values                               1,295,044      1,717,816
   Initial direct costs, net                                               34,766         36,455
   Unearned income                                                        (93,590)      (137,106)
   Allowance for doubtful accounts                                       (239,516)      (289,301)
                                                                   --------------  -------------

                                                                        1,994,706      3,579,998
                                                                   --------------  -------------

Investment in operating leases
   Equipment at cost                                                    6,352,370     14,195,791
   Accumulated depreciation                                            (1,228,623)    (1,703,583)
                                                                   --------------  -------------

                                                                        5,123,747     12,492,208
                                                                   --------------  -------------

Equipment held for sale or lease, net                                  20,954,063     19,343,546
                                                                   --------------  -------------

Net investment in leveraged leases                                     21,554,366     27,877,708
                                                                   --------------  -------------

Investment in estimated unguaranteed residual values                    4,686,757     20,811,758
                                                                   --------------  -------------

Investments in unconsolidated joint ventures                            3,819,888      3,360,145
                                                                   --------------  -------------

Due from General Partner and affiliates                                   375,157        161,458
                                                                   --------------  -------------

Other assets, net                                                         932,727      1,249,535
                                                                   --------------  -------------

Total assets                                                       $   60,064,773  $  90,134,303
                                                                   ==============  =============






                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                Condensed Consolidated Balance Sheets - Continued




                                                              September 30,        December 31,
                                                                   2003                2002
                                                                   ----                ----
                                                                (unaudited)


         Liabilities and Partners' Equity
         --------------------------------

Notes payable - non-recourse                                $      23,581,356   $     27,186,863
Notes and accrued interest payable - recourse                      12,390,412         27,707,802
Due to General Partner and affiliates                                  39,817            155,542
Security deposits, deferred credits and other payables                982,436            664,692
Minority interest in consolidated joint venture                        54,850             53,292
                                                            -----------------   ----------------

      Total liabilities                                            37,048,871         55,768,191
                                                            -----------------   ----------------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                   (618,748)          (505,244)
   Limited Partners (987,548 units outstanding,
     $100 per unit original issue price)                           23,634,650         34,871,356
                                                            -----------------   ----------------

     Total partners' equity                                        23,015,902         34,366,112
                                                            -----------------   ----------------

Total liabilities and partners' equity                      $      60,064,773   $     90,134,303
                                                            =================   ================



















See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                                   (unaudited)




                                                              Three Months                  Nine Months
                                                            Ended September 30,          Ended September 30,
                                                           2003           2002          2003           2002
                                                           ----           ----          ----           ----

Revenues

Finance income                                       $       5,308   $      44,451  $      43,516  $     856,136
Rental income                                              258,390         230,145      1,145,650        751,636
Net income from leveraged leases                           108,307         618,833        434,025      1,805,053
Net (loss) gain on sales of equipment                      (11,000)      2,703,443        119,779      2,711,581
Income from investments in
  unconsolidated joint ventures                            296,939         315,974        931,513      1,016,894
Interest income and other                                       20          36,801          2,610         76,748
                                                     --------------  -------------  -------------  -------------

   Total revenues                                          657,964       3,949,647      2,677,093      7,218,048
                                                     -------------   -------------  -------------  -------------

Expenses
   Depreciation                                          1,518,259       1,004,679      4,277,007      3,014,737
   Interest                                                622,365         665,083      2,136,124      2,129,458
   General and administrative                              392,849         848,374      1,258,207      1,350,149
   Management fees - General Partner                       103,716         229,754        583,008        878,460
   Administrative expense reimbursements -
    General Partner                                         42,563         100,117        237,040        378,639
   Provision for impairment                              3,750,000          -           3,750,000         -
   Amortization of initial direct costs                     21,701          96,831        120,029        334,947
   Minority interest in consolidated
     joint venture                                           2,162           1,216          3,345          3,643
                                                     -------------   -------------  -------------  -------------

   Total expenses                                        6,453,615       2,946,054     12,364,760      8,090,033
                                                     -------------   -------------  -------------  -------------

Net (loss) income                                    $  (5,795,651)  $   1,003,593  $  (9,687,667) $    (871,985)
                                                     =============   =============  =============  =============

Net (loss) income allocable to:
   Limited Partners                                  $  (5,737,694)  $     993,557  $  (9,590,790)      (863,265)
   General Partner                                         (57,957)         10,036        (96,877)        (8,720)
                                                     -------------   -------------  -------------  -------------

                                                     $  (5,795,651)  $   1,003,593  $  (9,687,667) $    (871,985)
                                                     =============   =============  =============  =============

Weighted average number of limited
   partnership units outstanding                           987,548         988,219        987,548        988,339
                                                     =============   =============  =============  =============

Net (loss) income per weighted average
   limited partnership unit                          $       (5.81)  $        1.01  $       (9.71) $        (.87)
                                                     =============   =============  =============  =============



See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

         Condensed Consolidated Statement of Changes in Partners' Equity

                      Nine Months Ended September 30, 2003

                                   (unaudited)


                                   Limited Partner Distributions
                                   -----------------------------

                                      Return of    Investment           Limited        General
                                       Capital       Income            Partners        Partner          Total
                                       -------       ------            --------        -------          -----
                                    (Per weighted average unit)

Balance at
   January 1, 2003                                                 $    34,871,356  $   (505,244) $   34,366,112


Cash distributions to partners        $   1.66       $   -              (1,645,916)      (16,627)     (1,662,543)

Net loss                                                                (9,590,790)      (96,877)     (9,687,667)
                                                                   ---------------  ------------  --------------

Balance at
   September 30, 2003                                              $    23,634,650  $   (618,748) $   23,015,902
                                                                   ===============  ============  ==============


























See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                         Nine Months Ended September 30,

                                   (unaudited)


                                                                                  2003                  2002
                                                                                  ----                  ----

Cash flows from operating activities:
   Net loss                                                                  $     (9,687,667)   $      (871,985)
                                                                             ----------------    ---------------
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Finance income portion of receivables paid directly
         to lenders by lessees                                                            -             (548,029)
       Rental income paid directly to lenders by lessees                             (674,894)          (568,035)
       Interest expense on non-recourse financing paid
         directly to lenders by lessees                                             1,325,332          1,305,328
       Amortization of initial direct costs                                           120,029            334,947
       Provision for impairment                                                     3,750,000            -
       Depreciation expense                                                         4,277,007          3,014,737
       Income from leveraged leases                                                  (434,025)        (1,805,053)
       Income from investments in unconsolidated joint ventures                      (931,513)        (1,016,894)
       Net gain on sales of equipment                                                (119,779)        (2,711,581)
       Minority interest in consolidated joint venture                                  3,345              3,643
       Changes in operating assets and liabilities, net                             1,589,567           (830,115)
                                                                             ----------------    ---------------

           Total adjustments                                                        8,905,069         (2,821,052)
                                                                             ----------------    ---------------

       Net cash used in operating activities                                         (782,598)        (3,693,037)
                                                                             ----------------    ---------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                                   887,662          6,138,403
   Distributions received from unconsolidated joint ventures                          325,557            846,563
                                                                             ---------------     ---------------

       Net cash provided by investing activities                                    1,213,219          6,984,966
                                                                             ----------------    ---------------













                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows - Continued

                         Nine Months Ended September 30,

                                   (unaudited)


                                                                                   2003                2002
                                                                                   ----                ----


Cash flows from financing activities:

   Cash distributions to partners                                                  (1,662,543)        (8,030,472)
   Proceeds from notes payable - recourse                                             690,000         10,800,439
   Principal payments on notes payable - recourse                                    (453,901)        (5,120,036)
   Principal payments of notes payable - non-recourse                                -                  (100,000)
   Redemption of limited partnership units                                           -                   (30,940)
                                                                             ----------------    ---------------

     Net cash (used in) financing activities                                       (1,426,444)        (2,481,009)
                                                                             ----------------    ---------------

Net (decrease) increase in cash and cash equivalents                                 (634,585)           810,920

Cash and cash equivalents at beginning of period                                    1,257,947          2,333,871
                                                                             ----------------    ---------------

Cash and cash equivalents at end of period                                   $        623,362    $     3,144,791
                                                                             ================    ===============

























                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows - Continued


Supplemental Disclosure of Cash Flow Information
------------------------------------------------

     For the nine months ended September 30, 2003 and 2002, non-cash activities included the following:


                                                              2003           2002
                                                              ----           ----

Principal and interest on direct finance
   receivables paid directly to lenders by lessees       $  4,255,945    $  1,874,407
Rental income paid directly to lenders by lessees             674,894         568,035
Principal and interest on non-recourse
   financing paid directly to lenders by lessees           (4,930,839)     (2,442,442)
                                                         ------------    ------------

                                                         $     -         $      -
                                                         ============    ============





                                                              2003           2002
                                                              ----           ----

Interest paid directly to lenders by lessees pursuant
   to non-recourse financings                            $  1,325,332    $ 1,305,328
Other interest                                                810,792        824,130
                                                         ------------    -----------

Total interest expense                                   $  2,136,124    $ 2,129,458
                                                         ============    ===========



Reduction in recourse notes payable and related investment in unguaranteed residual values as a result of August 29, 2003 restructuring of agreement (Note
9).


                                                           2003          2002
                                                           ----          ----

Reduction in investment in estimated unguaranteed
  residual values                                    $  16,125,000   $     -

Reduction of note payable-recourse                     (16,125,000)        -
                                                     -------------   -----------

                                                     $      -        $     -
                                                     ==============  ===========













See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                               September 30, 2003
                                   (unaudited)

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


3.       Seacor Vessels

     The Partnership is the sole owner of two special purpose entities ("SPEs") that own five marine vessels originally on charter to affiliates of Seacor Smit. The results of each of the SPEs are consolidated with the Partnership. These vessels are subject to outstanding non-recourse debt with a lender. Under the original loan agreements with the SPEs, all charter revenue was paid to the lender to amortize the outstanding debt. At the end of the original charter term of each vessel, it was expected that the individual vessels would either be re-chartered or sold with proceeds paid to the lender until the debt was fully repaid. Several of the vessels had been re-chartered during depressed periods of bareboat charter rates. As such, the lender has not received the full payment and the non-recourse notes have been declared in default. According to recent appraisals received by the Partnership, the value of the vessels is estimated to be between $15.6 and $24.5 million. The total outstanding debt balance at September 30, 2003 is $7.25 million.

     On September 4, 2003, the lender took control of the vessels and commenced remarketing efforts. The General Partner also continues to look for potential sale or re-charter opportunities on behalf of the SPEs. The SPEs remains the owner of the vessels and as such are entitled to sale proceeds above the outstanding debt balance regardless of whether it is the General Partner's or the lender's remarketing activities that produces a sale. Both the General Partner and the lender are seeking a sale in line with recent appraised values.

     Based upon its recent remarketing efforts, the General Partner believes that the net book value of the vessels is in excess of current market value, and as such, has recorded a provision for impairment of $3,750,000.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

4.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2003 and 2002 were as follows:

                               2003            2002
                               ----            ----

 Management fees             $ 583,008     $   878,460    Charged to Operations
 Administrative expense
   reimbursements              237,040         378,639    Charged to Operations
                             ---------     -----------

 Total                       $ 820,048     $ 1,257,099
                             =========     ===========


     The Partnership has formed eight joint ventures with affiliates for the purpose of acquiring and managing various assets. The Partnership is entitled to receive from ICON Cash Flow Partners L.P. Six $207,612 of distribution that was received on behalf of the Partnership from AIC/Trust. (See Note 6 for additional information relating to the joint ventures.)

5.   Net Investment in Leveraged Leases

     The Partnership has ownership interests in two DC-10-30 aircraft subject to leveraged leases with Continental Airlines, Inc. ("Continental") (through April
2003) and Federal Express (through July 2004).

     Effective May 1, 2003 the Continental aircraft was re-leased to World Airways, Inc. ("World Airways") for an eight month term with an option for World Airways to extend the lease for an additional four months. The equipment, which has an estimated residual value of $2,565,000 was reclassified as an investment in operating lease at that time. The aircraft is subject to an agreement which provides that a portion of the residual proceeds are to be paid to a third party.

     The net investment in the leveraged lease to Federal Express as of September 30, 2003 consisted of the following:

                                                             September 30,
                                                                 2003
                                                                 ----

 Non-cancelable minimum rents receivable (net of
   principal and interest on non-recourse debt)           $      5,810,360
 Estimated unguaranteed residual values                         17,250,000
 Initial direct costs                                               80,579
 Unearned income                                                (1,586,573)
                                                          ----------------

                                                          $     21,554,366
                                                          ================


     Unearned income is recognized from leveraged leases over the life of the leases at a constant rate of return based on the positive net investment in the lease in the years such investment is positive.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     For the period ended September 30, 2003, the Company reduced the estimated unguaranteed residual value of the Federal Express aircraft and recorded an impairment provision of $1,050,000 as a result of management's analysis which indicated a lower value at lease termination than initially estimated. The impairment provision has been reflected in net income from leveraged leases.

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

     ICON Cash Flow Partners L.L.C. III
     ----------------------------------

     In December 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E") formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow L.L.C. III"), for the purpose of acquiring and managing an aircraft which was on lease to Continental Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10-30 and cost $11,429,751. The lease which was a leveraged lease expired on April 30, 2003. Effective May 1, 2003, the aircraft was re-leased to World Airways, Inc. (see Note 5). Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The Partnership's financial statements include 100% of the assets and liabilities and 100% of the revenue and expenses of ICON Cash Flow L.L.C. III. Series E's investment in ICON Cash Flow L.L.C. III has been reflected as minority interest in consolidated joint venture on the accompanying condensed consolidated balance sheets statements of operations.

Investments In Unconsolidated Joint Ventures

     The seven joint ventures described below are 50% or less owned by the Partnership and are accounted for under the equity method.

     ICON Receivables 1997-A L.L.C.
     ------------------------------

     In March 1997, the Partnership and affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Series D ("Series D") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"). In September 1997, Series E, L.P. Six and the Partnership contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of September 30, 2003, the Partnership, Series E, L.P. Six and Series D own 19.97%, 31.19%, 31.03% and 17.81% interests, respectively, in 1997-A.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited results of operations of 1997-A for the nine months ended September 30, 2003 and 2002 is summarized below:

                                       Nine Months Ended       Nine Months Ended
                                      September 30, 2003      September 30, 2002
                                      ------------------      ------------------

 Net loss                              $        (50,673)       $        (73,135)
                                       ================        ================

 Partnership's share of net loss       $        (10,117)       $        (14,605)
                                       ================        ================


     ICON Receivables 1997-B L.L.C.
     ------------------------------

     In August 1997, the Partnership, Series E and L.P. Six formed ICON Receivables 1997-B L.L.C. ("1997-B"). The Partnership, Series E and L.P. Six each contributed cash, equipment leases and residuals and received a 16.67%, 75.00% and 8.33% interest, respectively, in 1997-B.

     Information as to the unaudited results of operations of 1997-B for the six months ended September 30, 2003 and 2002 is summarized below:

                                   Nine Months Ended        Nine Months Ended
                                  September 30, 2003       September 30, 2002
                                  ------------------       ------------------

Net loss                           $      (199,459)         $       (388,997)
                                   ===============          ================

Partnership's share of net loss    $       (33,250)         $        (64,847)
                                   ===============          ================


     ICON/Boardman Facility LLC
     --------------------------

     In December 1998, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Six and ICON Income Fund Eight A L.P. ("Fund Eight A") formed ICON/Boardman Facility LLC ("ICON BF"), for the purpose of acquiring a lease for a coal handling facility with Portland General Electric, a utility company. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt. The remaining venturers' shares in ICON BF at September 30, 2003 were .5025%, .5025%, and 98.995% for the Partnership, L.P. Six, and Fund Eight A, respectively. The outstanding debt at September 30, 2003 was $7,160,203.

     Information as to the unaudited results of operations of ICON BF for the nine months ended September 30, 2003 and 2002 is summarized below:

                                      Nine Months Ended      Nine Months Ended
                                     September 30, 2003     September 30, 2002
                                     ------------------     ------------------

Net income                            $     1,074,363        $      1,003,012
                                      ===============        ================

Partnership's share of net income     $         5,398        $          5,041
                                      ===============        ================

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

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss for a note receivable of (pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first two installments on the note of (pound)475,000 each were collected in 2002 and the third and fourth installment of (pound)450,000 each was collected through the first three quarters of 2003. As of September 30, 2003, the gross amount due is (pound)725,000 ($1,231,815 based upon the exchange rate at September 30, 2003).

     Information as to the unaudited results of operations of ICON/AIC Trust for the nine months ended September 30, 2003 and 2002 is summarized below:

                                       Nine Months Ended     Nine Months Ended
                                      September 30, 2003    September 30, 2002
                                      ------------------    ------------------

Net income                             $        32,151        $        340,534
                                       ===============        ================

Partnership's share of net income      $         9,890        $        104,748
                                       ===============        ================

Distributions                          $     1,396,948        $      1,752,886
                                       ===============        ================

Partnership's share of distribution    $       429,701        $        846,563
                                       ===============        ================

     ICON Cheyenne LLC
     -----------------

     In December 2000, the Partnership and three affiliates, L.P. Six, Fund Eight A and Fund Eight B formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716, which was paid for with cash of $11,401,151 and the assumption of non-recourse debt with an unaffiliated third party lender of $18,304,565. The debt is structured to be amortized by the application to the debt of rentals due under the various leases. The leases expire on various dates through September 2006. The Partnership, L.P. Six, Fund Eight A and Fund Eight B have ownership interests of 10.31%, 1.0%, 1.0% and 87.69%, respectively, in ICON Cheyenne. The outstanding debt at September 30, 2003 was $2,007,229.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited results of operations of ICON Cheyenne for the nine months ended September 30, 2003 and 2002 is summarized below:

                                      Nine Months Ended      Nine Months Ended
                                     September 30, 2003     September 30, 2002
                                     ------------------     ------------------

Net income                            $       (12,994)        $      1,258,307
                                      ===============         ================

Partnership's share of net income     $        (1,340)        $        129,731
                                      ===============         ================

Distributions                         $       741,759         $      2,981,327
                                      ===============         ================

Partnership's share of distribution   $        76,475         $        307,375
                                      ===============         ================

     ICON Aircraft 24846, LLC
     ------------------------

     In 2000, the Partnership and two affiliates, ICON Income Fund Eight A L.P. ("Fund Eight A") and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a 767-300 ER aircraft leased to Scandinavian Airline Systems for a purchase price of $44,515,416, which was funded with cash of $2,241,371 and non-recourse debt of $42,274,045. The rents and the aircraft have been assigned to the unaffiliated non-recourse lender. The lease expired in March 2003, at which time the balance of the non-recourse debt outstanding was approximately $34,500,000. ICON Aircraft 24846 is currently remarketing the aircraft, during which time, it is making interest only payments on the outstanding non-recourse debt. The Partnership, Fund Eight A and Fund Eight B have ownership interests of 2.0% and 2.0%, and 96.0% respectively, in ICON Aircraft 24846. The outstanding debt at September 30, 2003 was $34,491,632.

     Information as to the unaudited results of operations of ICON Aircraft 24846 for the nine months ended September 30, 2003 and 2002 is summarized below:


                                         Nine Months Ended     Nine Months Ended
                                         September 30, 2003   September 30, 2002
                                         ------------------   ------------------

Net (loss) income                          $  (2,499,071)       $      562,075
                                           =============        ==============

Partnership's share of net (loss) income   $     (49,981)       $       11,241
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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     The Partnership has guaranteed an amount between the stipulated loss value provided for in the financing and the loan balance. The maximum amount for which the Partnership is contingently liable at September 30, 2003 under this guarantee was approximately $87,000.

     Information as to the unaudited results of operations of North Sea for the nine months ended September 30, 2003 and 2002 is summarized below:

                                      Nine Months Ended     Nine Months Ended
                                     September 30, 2003     September 30, 2002
                                     ------------------     ------------------

Net income                            $      2,021,826       $      1,691,169
                                      ================       ================

Partnership's share of net income     $      1,010,913       $        845,585
                                      ================       ================


7.   Investment in Operating Leases and Equipment Held for Sale or Lease

     During the three months ended September 30, 2003 equipment classified as investment in operating leases was re-classified as equipment held for sale or lease with a net book value of $6,272,253. The Partnership is continuing to record depreciation on such equipment while it is pursuing re-leasing opportunities.

     Included in equipment held for sale or lease at September 30, 2003 are seven vessels (five of which are discussed in Note 3) with an aggregate carrying value of $18,539,696. The Partnership is currently negotiating the re-lease or sale of such vessels (see Note 3 for additional information).

8.    Line of Credit Agreement

     During the quarter ended June 30, 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement dated as of May 30, 2002 shared with Fund Eight A and Fund Eight B (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.00% at
September 30, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit ICON Income Fund Nine, LLC, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or
(B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

aggregate obligations under the agreement. The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The line of credit was extended for twelve additional months expiring May 31, 2004. The Partnership violated a financial covenant at December 31, 2002 creating an Event of Default. The bank granted a waiver to the Partnership with respect to this Event of Default. As of September 30, 2003, the Partnership had $6,615,439 outstanding under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $10,199,986 on September 30, 2003.

9.   Investment in Unguaranteed Residual

     On August 29, 2003, the Partnership re-negotiated its investment in unguaranteed residual values with AAR Aircraft & Engine Sales Leasing, Inc. which originally gave the Partnership the rights to purchase three Boeing 737 aircraft. The modification resulted in the Partnership's obligations under the original agreement being revised, releasing the Partnership from a $16,125,000 recourse obligation and reducing the residual values opportunities. The Partnership, was originally obligated to repay its investment cost which had consisted of three promissory notes aggregating $3,612,091 accruing interest at 8.5% per annum through the maturity date of November 27, 2003, in addition to a non-interest bearing $16,125,000 obligation. The modified agreement converted these notes to a single recourse promissory note of $5,751,009, accruing interest at 5% per annum. The revised maturity date is November 27, 2006. As of September 30, 2003, the outstanding principal and accrued interest was $5,774,972.

     The modification agreement provides the Partnership with an investment in the unguaranteed residual value of the three aircraft, which is valued at $4,686,757 at September 30, 2003. If any or all of the aircraft are sold prior to the maturity date of the recourse promissory note, then the Partnership may have all or portion of the then outstanding balance of the recourse promissory note forgiven. If the aircraft are sold after the maturity date of the recourse promissory note, then the Partnership would be entitled to receive 33 1/3(percent) of the net proceeds in excess of the net book value of the aircraft, as defined by the modification agreement.

     The Partnership is also required to prepay $500,000 of interest related to the recourse promissory note during the quarter ended December 31, 2003. In addition, the Partnership is obligated to prepay a portion of the recourse promissory note with 50% of the proceeds from the sale of its assets which are not subject to senior secured debt.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                               September 30, 2003

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

Results of Operations for the Three Months Ended September 30, 2003 and 2002

     Revenues for the three months ended September 30, 2003 ("2003 Quarter") were $657,964 as compared to $3,949,647 in the quarter ended September 30, 2002 ("2002 Quarter") representing a decrease of $3,291,683. The decrease in revenues resulted primarily from a decrease in finance income of $39,143, decreases in gain on sales of equipment of $2,714,443 and income from leveraged leases of $510,526. The decrease in finance income resulted primarily from (1) a decrease in the average size of the Partnership's lease portfolio, (2) certain leases were renewed and are generating lower levels of finance income during the respective renewal terms and (3) certain finance leases came to term in 2002 and were reclassified as operating leases during their renewal terms. The decrease in income from leveraged leases was due to a reduction in the estimated unguaranteed residual value of $350,000, as result of management's analysis which indicated a lower rate value at lease termination than initially estimated. The decrease in gain on sales of equipment was due to a sale of equipment in the 2002 Quarter whereas no similar sale occurred in the 2003 Quarter.

     Expenses for the 2003 Quarter were $6,453,615 as compared to $2,946,054 in the 2002 Quarter, representing an increase of $3,507,561. The increase in expenses was primarily attributable to a provision for residual impairment of $3,750,000 due to a decrease in the value of several of the Partnership's equipment held for sale or lease and an increase in depreciation expense of $513,580, due primarily to equipment being reclassified from finance leases to operating leases subsequent to the 2002 Quarter. The increase in expenses was partially offset by an a decrease in general and administrative expenses of $455,525. The principal reason for the decrease in general and administrative expenses was professional fees in the 2002 Quarter not present in the 2003 Quarter. The decrease in management fees - General Partner of $126,038, and a decrease in administrative expense reimbursements - General Partner of $57,554 resulted from the overall decrease in the average size of the Partnership's lease portfolio. The decrease in amortization of initial direct costs of $75,130 resulted from the decrease in the average size of the Partnership's finance lease portfolio.

     Net (loss) income for the 2003 Quarter and the 2002 Quarter was $(5,795,651) and $1,003,593, respectively. The net (loss) income per weighted average limited partnership unit outstanding was $(5.81) and $1.01, for the 2003 Quarter and the 2002 Quarter, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                               September 30, 2003

Results of Operations for the Nine Months Ended September 30, 2003 and 2002

     Revenues for the nine months ended September 30, 2003 ("2003 Period") were $2,677,093 as compared to $7,218,048 in the Period ended September 30, 2002 ("2002 Period") representing a decrease of $4,540,955. The decrease in revenues resulted primarily from decreases in finance income of $812,620, income from leveraged leases of $1,371,028 and decreases in gain on sales of equipment of $2,591,802. The decrease in income was partially offset by an increase in rental income of $394,014. The decrease in finance income resulted primarily from (1) a decrease in the average size of the Partnership's lease portfolio, (2) certain leases were renewed and are generating lower levels of finance income during the respective renewal terms and (3) certain finance leases came to term in 2002 and were reclassified as operating leases during their renewal terms. The decrease in income from leveraged leases was due to a reduction in the estimated unguaranteed residual value of $1,050,000, as result of management's analysis which indicated a lower estimated value at lease termination than initially projected. The decrease in gain on sales of equipment was due to a sale of equipment in the 2002 Quarter whereas no similar sale occurred in the 2003 Quarter. The increase in rental income was due to equipment, previously held as a leveraged lease, which was re-leased in the second quarter of 2003.

     Expenses for the 2003 Period were $12,364,760 as compared to $8,090,033 in the 2002 Period, representing an increase of $4,274,727. The increase in expenses was primarily attributable to an increase in depreciation expense of $1,262,270, due primarily to equipment being reclassified from finance leases to operating leases subsequent to the 2002 Period and a provision for residual impairment of $3,750,000 due to a decrease in the value of several of the Partnership's equipment held for sale or lease. The increase in expenses was partially offset by a decrease in management fees - General Partner of $295,452, a decrease in administrative expense reimbursements - General Partner of $141,599, and a decrease in amortization of initial direct costs of $214,918. The decreases in management fees - General Partner and administrative expense reimbursement - General Partner resulted from the overall decrease in the average size of the Partnership's lease portfolio. The decrease in amortization of initial direct costs resulted from the decrease in the average size of the Partnership's finance lease portfolio.

     Net loss for the 2003 Period and the 2002 Period was $9,687,667 and $871,985, respectively. The net loss per weighted average limited partnership unit outstanding was $9.71 and $.87, for the 2003 Period and the 2002 Period, respectively.

Liquidity and Capital Resources

     During the nine months ended September 30, 2003, the Partnership used cash in operating activities of $755,605 and paid distributions to partners of $1,662,543. The Partnership received $325,557 in distributions from its unconsolidated joint ventures and $887,662 in proceeds from sales of equipment. Because the Partnership's use of cash exceeded its sources of cash during the quarter, its liquidity was reduced.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                               September 30, 2003

     During the quarter ended June 30, 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement dated as of May 30, 2002 shared with Fund Eight A and Fund Eight B (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.00% at
September 30, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit ICON Income Fund Nine, LLC, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or
(B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The line of credit was extended for twelve additional months expiring May 31, 2004. The Partnership violated a financial covenant at December 31, 2002 creating an Event of Default. The bank granted a waiver to the Partnership with respect to this Event of Default. As of September 30, 2003, the Partnership had $6,615,439 outstanding under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $10,199,986 on September 30, 2003.

     Cash  distributions  to limited  partners  for the 2003 Period and the 2002
Period,   which  were  paid  monthly,   totaled   $1,645,916   and   $7,959,806,
respectively.

     The Partnership is the sole owner of two special purpose entities ("SPEs") that own five marine vessels originally on charter to affiliates of Seacor Smit. The result of each of the SPEs are consolidated with the Partnership. These vessels are subject to outstanding non-recourse debt with a lender. Under the original loan agreements with the SPEs, all charter revenue was paid to the lender to amortize the outstanding debt. At the end of the original charter term of each vessel, it was expected that the individual vessels would either be re-chartered or sold with proceeds paid to the lender until the debt was fully repaid. Several of the vessels had been re-chartered during depressed periods of bareboat charter rates. As such, the lender has not received the full payment and the non-recourse notes have been declared in default. According to recent appraisals received by the Partnership, the value of the vessels is estimated to be between $15.6 and $24.5 millions. The total outstanding debt balance is $7.25 million.

     On September 4, 2003, the lender took control of the vessels and commenced remarketing efforts. The General Partner also continues to look for potential sale or re-charter opportunities on behalf of the SPEs. The SPEs remains the owner of the vessels and as such are entitled to sale proceeds above the outstanding debt balance regardless of whether it is the General Partner's or the lender's remarketing activities that produces a sale. Both the General Partner and the lender are seeking a sale in line with recent appraised values.

     Based upon its recent remarketing efforts, the General Partner believes that the net book value of the vessels is in excess of current market value, and as such, has recorded a provision for impairment of $3,750,000.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                               September 30, 2003

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

     The Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's borrowings under its floating rate line of credit as of September 30, 2003 aggregated $6,615,439.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing remarketing proceeds through either releasing or sales of equipment.

Item 4.   Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the General Partner of the Partnership, have evaluated the disclosure controls and procedures of the Partnership as of the quarter ended September 30, 2003. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the Partnership's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

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

Item 3 - Defaults on Senior Securities

     The Partnership is the sole owner of two special purpose entities ("SPEs") that own five marine vessels originally on charter to affiliates of Seacor Smit. The result of each of the SPEs are consolidated with the Partnership. These vessels are subject to outstanding non-recourse debt with a lender. Under the original loan agreements with the SPEs, all charter revenue was paid to the lender to amortize the outstanding debt. At the end of the original charter term of each vessel, it was expected that the individual vessels would either be re-chartered or sold with proceeds paid to the lender until the debt was fully repaid. Several of the vessels had been re-chartered during depressed periods of bareboat charter rates. As such, the lender has not received the full payment and the non-recourse notes have been declared in default. According to recent appraisals received by the Partnership, the value of the vessels is estimated to be between $15.6 and $24.5 millions. The total outstanding debt balance is $7.25 million.

     On September 4, 2003, the lender took control of the vessels and commenced remarketing efforts. The General Partner also continues to look for potential sale or re-charter opportunities on behalf of the SPEs. The SPEs remains the owner of the vessels and as such are entitled to sale proceeds above the outstanding debt balance regardless of whether it is the General Partner's or the lender's remarketing activities that produces a sale. Both the General Partner and the lender are seeking a sale in line with recent appraised values.

     Based upon its recent remarketing efforts, the General Partner believes that the net book value of the vessels is in excess of current market value, and as such, has recorded a provision for impairment of $3,750,000.

Item 6 - Exhibits and Reports on Form 8K

(a)  Exhibits

     32.1 Certification of Chairman and Chief Executive Officer.

     32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

     33.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     33.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                 ICON Cash Flow Partners L.P. Seven
                                 File No. 33-94458 (Registrant)
                                 By its General Partner,
                                 ICON Capital Corp.



        November 14, 2003        /s/ Thomas W. Martin
        -----------------        -------------------------------
              Date               Thomas W. Martin
                                 Executive Vice President
                                 (Principal Financial and Accounting Officer
                                 of the General Partner of the Partnership)

                              Certifications - 10-Q
                              ---------------------

EXHIBIT 32.1

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

Dated:  November 14, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Seven

                              Certifications - 10-Q
                              ---------------------

EXHIBIT 32.2

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

Dated:  November 14, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting officer
of the General Partner of the Partnership)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                               September 30, 2003

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Seven, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Seven.

Dated:  November 14, 2003



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

                               September 30, 2003

EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Seven, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Seven.

Dated:  November 14, 2003



              /s/ Thomas W. Martin
              -------------------------------------------------------
              Thomas W. Martin
              Executive Vice President (Principal
              Financial and Accounting Officer)
              ICON Capital Corp.
              General Partner of ICON Cash Flow Partners L.P. Seven