Form 10-K
period 2003-12-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 2004-03-30
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                   December 31, 2003
                         -------------------------------------------------------
                                  or

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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2003

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

PART I

1.   Business                                                                3-4

2.   Properties                                                                4

3.   Legal Proceedings                                                         4

4.   Submission of Matters to a Vote of Security Holders                       4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                   5

6.   Selected Consolidated Financial Data                                      5

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                    6-12

7A.  Qualitative and Quantitative Disclosures About Market Risk               13

8.   Financial Statements                                                  14-41

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                      42

9A.  Controls and Procedures                                                  42

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                       42-43

11.  Executive Compensation                                                   43

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                        43-44

13.  Certain Relationships and Related Transactions                           44

14.  Principal Accounting Fees and Services                                   44

PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K       44-45

SIGNATURES                                                                    46

Certifications                                                             47-50

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2003

PART I

Item 1.  Business
         --------

General Development of Business

     ICON Cash Flow Partners L.P. Seven (the "Partnership"), was formed on May 23, 1995 as a Delaware limited partnership. The Partnership's maximum offering was $100,000,000. The Partnership commenced business operations on its initial closing date, January 19, 1996 with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. From January 19, 1996 through September 16, 1998 (the final closing date) 973,628.86 additional units were admitted representing $97,362,886 of capital contributions bringing the total admission to 999,996.81 units aggregating $99,999,681 in capital contributions. The Partnership redeemed 12,449 limited partnership units during the years 1997 through 2003, leaving 987,548 limited partnership units outstanding at December 31, 2003.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership including equipment, leases and financing transactions under a management agreement with the Partnership.

     The Partnership's reinvestment period ended November 2002, and the disposition period began immediately thereafter. During the disposition period, the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of its operations and affairs. The Partnership has and will not invest in any additional finance or lease transactions during the disposition period.

Segment Information

     The Partnership has only one operating segment: the business of acquiring equipment subject to leases with companies that the Partnership believes to be creditworthy.

Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective the Partnership has: (1) acquired a diversified portfolio of leases and financing transactions; (2) made monthly cash distributions to its limited partners commencing with each limited partner's admission to the Partnership,
(3) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (4) commenced the disposition period and begun to sell the Partnership's investments and distribute the cash from sales of such investments to its partners.

     The Partnership had leases which accounted for 10% or more of total revenue for the years ended December 31, 2003, 2002 and 2001. For the year ended December 31, 2003, Fedex Corporation, Seacor Offshore and Seacor Marine accounted for 14%, 10% and 17%, respectively. For the year ended December 31, 2002, Fedex Corporation, Seacor Smit and Seacor Marine accounted for 31%, 16%, and 14, respectively. For the year ended December 31, 2001, Fedex Corporation, Seacor Smit, Seacor Marine, and Seacor Offshore accounted for 21%, 19%, 18%, and 13%, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2003

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     During the years ended December 31, 2003 and 2002 the Partnership did not purchase any equipment. The Partnership disposed of equipment that were on lease after lease expiration in 2003, for a gain of $120,524.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2003

PART II

     Item 5. Market for the Registrant's Securities and Related Security Holder Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                                               Number of Equity Security Holders
         Title of Class                               as of February 29, 2004
         --------------                               ------------------------

      Limited Partners                                         4,597
      General Partner                                              1

     The Partnership made distributions on a monthly basis, totaling $1,645,916 and $10,129,308 for the years ended December 31, 2003 and 2002, respectively. In 2003, the Partnership's last distribution payment was in April 2003.

Item 6.  Selected Consolidated Financial Data



                                                                      Year Ended December 31,
                                                                      -----------------------
                                             2003             2002                 2001            2000            1999
                                             ----             ----                 ----            ----

Total revenue                          $    1,576,532  $      8,326,025      $     9,159,492  $   14,713,736  $  19,572,257
                                       ==============  ================      ===============  ==============  =============

Net (loss) income                      $ (17,300,236)  $     (3,661,408)     $    (1,477,016) $    1,293,261  $   3,514,436
                                       ==============  ================      ===============  ==============  =============

Net (loss) income allocable
   to Limited Partners                 $ (17,127,234)  $     (3,624,794)     $    (1,462,246) $    1,280,328  $   3,479,291
                                       ==============  ================      ===============  ==============  =============

Net (loss) income allocable
   to the General Partner              $    (173,002)  $        (36,614)     $       (14,770) $       12,933  $      35,145
                                       ==============  ================      ===============  ==============  =============

Weighted average limited
   partnership units outstanding              987,458          988,099               989,112          989,929         992,719
                                       ==============  ================      ===============  ==============  =============

Net (loss) income per weighted
   average limited partnership unit    $      (17.34)  $         (3.67)       $       (1.48)  $        1.29  $        3.50
                                       ==============  ================      ===============  ==============  =============

Distributions to limited partners      $   1,645,916   $     10,129,308      $    10,632,716  $   10,641,411  $  10,677,316
                                       ==============  ================      ===============  ==============  =============

Distributions per weighted average
    limited Partnership units          $        1.67   $         10.25       $        10.75   $        10.75  $       10.75
                                       ==============  ================      ===============  ==============  =============

Distributions to the
   General Partner                     $      16,627   $        102,316      $       100,023  $      107,493  $     107,872
                                       ==============  ================      ===============  ==============  =============


                                                                       December 31,
                                                2003          2002               2001            2000             1999
                                                ----          ----               ----            ----             ----

Total assets                           $   52,063,566  $     74,009,303      $   104,334,907  $  130,936,301  $ 172,007,288
                                       ==============  ================      ===============  ==============  =============

Notes Payable                          $  36,156,703   $     38,769,665      $    50,984,856  $   81,889,191  $ 100,544,315
                                       ==============  ================      ===============  ==============  =============

Partners' Equity                       $   15,403,333  $     34,366,112      $    48,294,920  $   60,551,684  $    70,045,138
                                       ==============  ================      ===============  ==============  =============



     The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                               December 31, 2003

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited consolidated financial statements included herein. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

     Overview - The results of operations reflect the risk factors outlined in the Partnership's prospectus. Such risk factors include, but are not limited to, the decline in the value of the Partnership's equipment, no guarantee of profitability, the potential of lessee default, and economic factors such as prevailing interest rates. These risk factors affect the Partnership's ability to realize income, in that they increase the Partnership's expenses by way of additional depreciation, impairment loss, and provision for bad debts. In addition, as the Partnership liquidates its portfolio and leases expire the cash flow will decrease.

     Under the Operating Agreement of the Partnership, the term of the Partnership is limited within the life-span of the leases remaining in the portfolio during the liquidation period. Therefore, as the leases mature, the expected revenue from the portfolio will decline. However, the Partnership's expenses, while declining during the liquidation period will increase as a percentage of lease revenue as certain expenses are fixed; thereby decreasing the partnership's cash flow.

     As the Partnership is currently operating in its liquidation period, the General Partner diligently monitors the portfolio for any trends that would affect equipment values.

     The Partnership - The Partnership was formed on May 23, 1995 as a Delaware limited partnership. The Partnership's maximum offering was $100,000,000. The Partnership commenced business operations on its initial closing date, January 19, 1996 with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. From January 19, 1996 through September 16, 1998 (the final closing date) 973,628.86 additional units were admitted representing $97,362,886 of capital contributions bringing the total admission to 999,996.81 units aggregating $99,999,681 in capital contributions. The Partnership redeemed 12,449 limited partnership units during the years 1997 through 2003, leaving 987,548 limited partnership units outstanding at December 31, 2003.

     The Partnership's portfolio consists of net investments in finance leases, investments in estimated unguaranteed residual values, net investments in leveraged leases, investments in operating leases, equipment held for sale or lease and equity investments in unconsolidated joint ventures.

Results of Operations for the Years Ended December 31, 2003 and 2002

     Revenues for the year ended December 31, 2003 were $1,576,532 as compared to $8,326,025 for the year ended December 31, 2002 representing a decrease of $6,749,493. The decrease in revenues resulted primarily from decreases in income from leveraged leases of $2,075,270, rental income of $1,162,981, income from investment in unconsolidated joint ventures of $211,760, finance income of $823,942, and gain on sales of equipment of $2,591,211. The decrease in gain on sales of equipment was due to a sale of equipment in the third quarter of 2002 whereas no similar sale occurred in 2003. The decrease in rental income was due to equipment, previously held as investments in operating leases, which were subsequently reclassified as equipment held for sale or lease during 2003. The

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2003

decrease in finance income resulted primarily from a decrease in the average size of the Partnership's lease portfolio. The decrease in income from investment in unconsolidated joint ventures was due to net losses in the operations of several of the unconsolidated joint ventures in 2003 which the Partnership has an interest in. The decrease in income from leveraged leases was due to a reduction in the estimated unguaranteed residual value of $3,400,000 of one of the aircraft as a result of a recent appraisal and a leveraged lease which came to term in the first quarter of 2003, which was subsequently reclassified as an investment in operating leases.

     Expenses for the year ended December 31, 2003 were $18,876,768 as compared to $11,987,433 for the year ended December 31, 2002, representing an increase of $6,889,335. The increase in expenses was primarily attributable to an increase in depreciation expense of $1,025,613, due primarily to equipment being reclassified from finance leases or investment in leveraged leases to operating leases in the third quarter of 2002 and the third quarter of 2003. An increase in provision for impairment of 7,500,000 due to a decrease in the value of several of the Partnership's equipment held for sale or lease. An increase in vessel maintenance of $551,157 was due to the storage and remarketing costs associated with the off-lease vessels during 2003. The increase in expenses was partially offset by a decrease in interest expense of $833,118, a decrease in management fees - General Partner of $380,485, a decrease in administrative expense reimbursements - General Partner of $176,875, and a decrease in amortization of initial direct costs of $200,523. The decrease in interest expense was due to a decrease in the average debt outstanding from 2002 to 2003. The decreases in management fees - General Partner and administrative expense reimbursement - General Partner resulted from the overall decrease in the average size of the Partnership's lease portfolio. The decrease in amortization of initial direct costs resulted from the decrease in the average size of the Partnership's finance lease portfolio.

     Net loss for the years ended December 31, 2003 and 2002 was $17,300,236 and $3,661,408, respectively. The net loss per weighted average limited partnership unit outstanding was $17.34 and $3.67, for the year ended December 31, 2003 and 2002, respectively.

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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2003

     Expenses for the year ended December 31, 2002 were $11,987,433 as compared to $10,636,508 for the year ended December 31, 2001, representing an increase of $1,350,925. The increase in expenses was primarily attributable to increases in depreciation expense of $2,185,030, an impairment of unguaranteed residual value of $350,000, and vessel maintenance of $351,386. The decrease in expenses was partially offset by decreases in interest expense of $444,255, management fees - General Partner of $983,113, administrative expense reimbursements - General Partner of $241,735 and amortization of initial direct costs of $523,246. The increase in depreciation expense was due principally to depreciation associated with equipment reclassified from finance leases to operating leases or equipment held for sale or lease subsequent in 2001. The increase in loss on writedown of unguaranteed residual value was due to a reduction in the estimated unguaranteed residual value of a direct finance lease as a result of a management estimate which indicated a lower value at lease termination than initially estimated. The principal reason for the increase in vessel maintenance was the storage and remarketing costs associated with the off-lease vessels during 2002. The decreases in management fees - General Partner and administrative expense reimbursement - General Partner resulted from the overall decrease in the average size of the Partnership's lease investment portfolio and the timing of rentals received. The decrease in amortization of initial direct costs was due to a decrease in the average size of the Partnership's lease portfolio and certain finance leases which came to term in 2002.

     Net loss for the years ended December 31, 2002 and 2001 was $3,661,408 and $1,477,016, respectively. The loss per weighted average limited partnership unit outstanding was $3.67 and $1.48, for the years ended December 31, 2002 and 2001, respectively.

Liquidity and Capital Resources

     The Partnership's primary source of liquidity in 2003 were borrowings of $690,000, proceeds from the sale of equipment of $1,050,865 and distributions received from unconsolidated joint ventures of $671,137. Distributions to partners aggregated $1,662,543, the Partnership repaid recourse debt of $453,901 and used cash in operating activities for $1,249,206. As a result of this activity the Partnership's liquidity was reduced.

     The Partnership's cash flow from operating activities may be less than the Partnership's current level of expenses. To the extent that cash flow is insufficient to pay such expenses, the Partnership may be required to sell assets prior to maturity or borrow against future cash flows.

     The Partnership's notes payable at December 31, 2003 totaled $36,156,703. These amounts consisted of $23,790,254 of non-recourse notes and $12,366,449 of recourse notes payable. $5,751,009 of the recourse notes are secured by the investments in three aircraft residuals with an aggregate carrying value at $4,686,758 at December 31, 2003. The recourse notes payable also include amounts outstanding under the lines of credit discussed below. The non-recourse notes are secured by, and are payable from the proceeds of sale or lease of various aircraft and vessels.

     On May 30 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement dated shared with Income Fund Eight-A L.P. and Income Fund Eight B L.P. (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.00% at December 31, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit Income Fund Nine LLC, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2003

defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement.

     The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The line of credit was extended for twelve additional months expiring May 31, 2004. As of December 31, 2003, the Partnership had $6,615,440 outstanding under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $12,779,986 on December 31, 2003.

     The Partnership entered into a $5,000,000 line of credit agreement (the "Facility") with a bank in 1998 which is secured by certain receivables and residuals and accrues interest at prime plus one half percent (4.75% at December 31, 2002). At December 31, 2002, the Partnership had $453,901 outstanding under the Facility. The Facility originally expired in December 2002 and was renewable on a bi-annual basis. The Partnership did not exercise its renewal option and paid the outstanding amount in full in February 2003 in the amount of $460,382.

     The Partnership has the following contractual obligations as of December 31, 2003. This obligation arises mainly from the acquisition of equipment subject to lease. Rental payments from the leases associated with this equipment are assigned to paydown such obligations.



                                                                   Payments Due By Period
                                                                   ----------------------

                                                     Total           2004          2005           2006
                                                     -----           ----          ----           ----

   Long-term obligation (Notes payable)         $ 36,156,702   $ 20,405,665      $   -       $   15,751,037



     See Note 9 to the consolidated  financial statements,  as set forth in Part
II,  Item  8,  Consolidated   Financial  Statements  for  information  regarding
non-recourse and recourse debt.

     Cash distributions to the limited partners for the years ended December 31, 2003 and 2002, which were paid over four months and twelve months respectively, totaled $1,645,916 and $10,129,308, respectively, which was a return of capital. The monthly annualized cash distribution rate to limited partners for the years ended December 31, 2003 and 2001 was 1.67% and 10.25% respectively, which was a return of capital.

     It is anticipated that cash distributions, if any, will not be significant until the realization of proceeds from the sale or release of equipment currently on or off lease. There were no cash distributions to the limited partners since April 2003.

     The Partnership's reinvestment period ended November 2002, and the disposition period began immediately thereafter. During the disposition period, the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of its operations and affairs. The Partnership has and will not invest in any additional finance or lease transactions during the disposition period.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2003

     As of December 31, 2003 there were no known trends or demands, commitments, events or uncertainties apart from those mentioned above which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     We do not consider the impact of inflation to be material in the analysis of our overall operations.

Critical Accounting Policies and Management Estimates

     The policies discussed below are considered by the General Partner to be critical to an understanding of the Partnership's consolidated financial statements because their application places the most significant demands on the General Partner's judgments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, the General Partner cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Leases and Revenue Recognition - The Partnership accounts for owned equipment leased to third parties as finance leases, leveraged leases, or operating leases, as appropriate. Initial direct costs are capitalized and are amortized over the terms of the related leases using the interest method.

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

     For operating leases, equipment is recorded and depreciated on the straight-line method over the lease term to its estimated residual value at lease termination and is subject to the Partnership's impairment policy. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

     Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2003

     The Partnership records a provision for doubtful accounts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written-off when the analysis indicates that the probability of collection of the account is remote.

     Equipment Held for Sale or Lease - The vessels that are held for sale or lease are carried at cost less accumulated depreciation, subject to the Partnership's impairment policy discussed below.

     Investments in Estimated Unguaranteed Residual Values - The Partnership carries its investments in the future estimated unguaranteed residual values of assets at cost, which is equal to or less than market values, subject to the Partnership's policy relating to impairment of review. Proceeds received are recognized as a recovery of cost due to the uncertainty of ultimate realization. Proceeds received in excess of costs are recognized as gain.

     Impairment - Residual values of the Partnership's asset portfolio are periodically reviewed to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The events or changes in circumstances which generally indicate that the residual value of an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

     An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets simultaneously, if held in quantity, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value of the assets and its carrying value on the measurement date.

New Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Partnership's financial position or results of operations.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2003

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, the effective date of the provisions of SFAS No. 150 that relate to mandatorily redeemable financial instruments has been deferred until fiscal years that begin after December 31, 2003. The adoption of this standard is not expected to have a material effect on the Partnership's financial position or results of operations.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB issued a revision to FIN 46, or Revised Interpretation, to clarify some of the provisions of FIN 46. FIN 46 provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a Partnership's consolidated financial statements. A Partnership that holds variable interests in an entity is required to consolidate the entity if the Partnership's interest in the VIE is such that the Partnership will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if any. VIE's created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIE's created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the Partnership's financial statements and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

     The Partnership does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Partnership's financial position or results of operations.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk
          ----------------------------------------------------------

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

     The Partnership also borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate lines of credit are repaid. The Partnership's aggregate borrowings under the floating rate line of credit as of December 31, 2003 was $6,615,440. The Partnership believes the risk associated with rising interest rates under these lines are not significant.

     The Partnership manages its exposure to equipment and residual risk by monitoring the equipment leasing market and maximizing remarketing proceeds through either releasing or sale of equipment.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 8.  Consolidated Financial Statements
         ---------------------------------

                   Index to Consolidated Financial Statements


                                                                                                      Page Number
                                                                                                      -----------

Independent Auditors' Reports                                                                            16-17

Consolidated Balance Sheets as of December 31, 2003 and 2002                                             18-19

Consolidated Statements of Operations for the Years Ended December 31, 2003,
  2002 and 2001                                                                                             20

Consolidated Statement of Changes in Partners' Equity for the Years Ended
  December 31, 2001, 2002 and 2003                                                                          21

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2003, 2002 and 2001                                                                       22-24

Notes to Consolidated Financial Statements                                                               25-41


                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 2003

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
ICON Cash Flow Partners L.P. Seven

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners L.P. Seven (a Delaware limited partnership) and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners L.P. Seven and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Partnership's reinvestment period ended November 9, 2002 and its disposition period commenced. During the disposition period the Partnership will distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.



/s/ Hays & Company LLP


March  19, 2004
New York, New York

                          Independent Auditors' Report
                          ----------------------------

The Partners
ICON Cash Flow Partners L.P. Seven:

We have audited the accompanying consolidated statements of operations, partners' equity, and cash flows of ICON Cash Flow Partners L.P. Seven (a Delaware limited partnership) for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the results of the operations and the cash flows of ICON Cash Flow Partners L.P. Seven for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP
May 20, 2002

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                           December 31, 2003 and 2002



                                                                 2003              2002
         Assets

Cash and cash equivalents                                 $      301,256   $    1,257,947
                                                          --------------   --------------

Investment in finance leases and financings
   Minimum rents receivable                                      904,811        2,252,134
   Estimated unguaranteed residual values                      1,188,402        1,717,816
   Initial direct costs, net                                       1,299           36,455
   Unearned income                                               (55,036)        (137,106)
   Allowance for doubtful accounts                              (239,516)        (289,301)
                                                          -------------   --------------

                                                               1,799,960        3,579,998
                                                          --------------  ---------------

Net investment in leveraged leases                            19,631,879       27,877,708
                                                           -------------   --------------

Equipment held for sale or lease, net                         15,569,831       19,343,546
                                                           -------------   --------------

Investment in operating leases
   Equipment at cost                                           6,352,370       14,195,791
Accumulated depreciation                                      (1,614,224)      (1,703,583)
                                                           -------------   --------------
                                                               4,738,146       12,492,208
                                                           -------------   --------------

Investments in estimated unguaranteed residual values          4,686,758        4,686,758
                                                           -------------   --------------

Investments in unconsolidated joint ventures                   4,000,169        3,360,145
                                                           -------------   --------------

Due from General Partner and affiliates                          369,071          161,458
                                                           -------------   --------------

Other assets, net                                                966,486        1,249,535
                                                           -------------   --------------

Total assets                                             $    52,063,556  $    74,009,303
                                                           =============   ==============












                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (continued)

                           December 31, 2003 and 2002



                                                                                      2003              2002
                                                                                      ----              ----

         Liabilities and Partners' Equity

Notes payable - non-recourse                                                  $      23,790,254  $      27,186,863
Note payable - recourse                                                              12,366,449         11,582,802
Due to affiliates                                                                        51,522            155,542
Security deposits, deferred credits and other payables                                  429,127            664,692
Minority interest in joint venture                                                       22,871             53,292
                                                                              -----------------   ----------------

Total liabilities                                                                    36,660,223         39,643,191
                                                                              -----------------   ----------------

Commitments and Contingencies

Partners' equity
   General Partner                                                                     (694,873)          (505,244)
   Limited partners (987,548 outstanding,
     $100 per unit original issue price)                                             16,098,206         34,871,356
                                                                               ----------------  -----------------

     Total partners' equity                                                          15,403,333         34,366,112

Total liabilities and partners' equity                                        $      52,063,556  $      74,009,303
                                                                              =================  =================






















See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

              For the Years Ended December 31, 2003, 2002 and 2001



                                                                    2003             2002              2001
Revenues

   Rental income                                              $    1,365,201    $    2,528,092   $    3,355,712
   Finance income                                                     82,070           906,012        3,799,976
   (Loss) income from leveraged leases, net                       (1,488,462)          586,808        2,115,504
   Net gain on sales of equipment and investments                    120,524         2,711,735          371,381
   Income (loss) from investments
     in unconsolidated joint ventures                              1,241,857         1,453,617         (552,951)
   Interest income and other                                         255,342           139,761           69,870

   Total revenues                                                  1,576,532         8,326,025        9,159,492
                                                              ==============    ==============   ==============

Expenses
   Interest                                                        2,682,524         3,515,642        3,959,897
   Depreciation expense                                            5,795,265         4,769,652        2,584,622
   Management fees - General Partner                                 595,157           975,642         1,958,755
   Vessel maintenance                                                902,543           351,386              -
   General and administrative expense                                651,659         1,215,877        1,019,905
   Administrative expense
     reimbursements - General Partner                                242,909           419,784          661,519
   Amortization of initial direct costs                              184,089           384,612          907,858
   Provision from impairment                                       7,850,000         350,000              -
   Minority interest (income) expense                                (27,378)           4,838           43,952
   (Reversal of) provision for bad debts                                 -                 -           (500,000)

   Total expenses                                                 18,876,768        11,987,433       10,636,508
                                                              ==============     =============   ==============

Net loss                                                      $  (17,300,236)   $   (3,661,408)  $   (1,477,016)
                                                              ==============     =============   ===============

Net loss allocable to:
   Limited partners                                           $  (17,127,234)   $   (3,624,794)  $   (1,462,246)
   General Partner                                                  (173,002)          (36,614)         (14,770)
                                                              ==============    ==============   ===============

                                                              $  (17,300,236)   $   (3,661,408)  $   (1,477,016)

Weighted average number of limited
   partnership units outstanding                                     987,548           988,099          989,112
                                                               =============    ==============   ==============
Net loss per weighted average
   limited partnership unit                                   $       (17.34)   $       (3.67)   $        (1.48)
                                                              ==============    =============    ===============



See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

              Consolidated Statement of Changes in Partners' Equity

              For the Years Ended December 31, 2001, 2002 and 2003




                                   Limited Partner Distributions

                                      Return of    Investment           Limited        General
                                       Capital       Income            Partners        Partner          Total
                                    (Per weighted average unit)

Balance at
   January 1, 2001                                                $     60,803,205  $    (251,521) $    60,551,684

Limited partnership units
    redeemed (939 units)                                                   (47,009)             -          (47,009)

Cash distributions to partners        $ 10.75        $ -               (10,632,716)      (100,023)     (10,732,739)

Net loss                                                                (1,462,246)       (14,770)      (1,477,016)
                                                                  ================  =============  ===============

Balance at
    December 31, 2001                                                   48,661,234       (366,314)      48,294,920


Limited partnership units
   redeemed (1,101 units)                                                  (35,776)            -           (35,776)

Cash distributions to partners        $ 10.25       $ -                (10,129,308)      (102,316)     (10,231,624)

Net loss                                                                (3,624,794)       (36,614)      (3,661,408)

Balance at
    December 31, 2002                                                   34,871,356       (505,244)      34,366,112



Cash distributions to partners        $  1.67       $ -                 (1,645,916)       (16,627)      (1,662,543)

Net loss                                                               (17,127,234)      (173,002)     (17,300,236)

Balance at
    December 31, 2003                                             $     16,098,206  $    (694,873) $    15,403,333







See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2003, 2002 and 2001



                                                                        2003            2002             2001

Cash flows from operating activities:
   Net loss                                                       $   (17,300,236) $   (3,661,408) $    (1,477,016)
   Adjustments to reconcile net loss to
     net cash (used in) provided by operating activities:
       Net gain on sales of equipment and investments                    (120,524)     (2,711,735)        (371,381)
       Finance income portion of receivables
         paid directly to lenders by lessees                                 -           (568,035)      (3,127,075)
       Rental income paid directly to lender by lessees                  (674,894)     (2,528,092)      (2,711,700)
       Amortization of initial direct costs                               184,089         384,612          907,858
       Depreciation expense                                             5,795,265       4,769,652        2,584,622
       (Reversal of) provision for bad debts                               -                   -          (500,000)
       Provision for impairment                                         7,850,000         350,000          -
       Interest expense on non-recourse
         financings paid directly by lessees and
         interest accreted                                              1,676,212       2,536,757        3,810,182
       Loss (income) from leveraged leases, net                         1,488,462        (586,808)      (2,115,504)
       (Income) loss from investments in
         unconsolidated joint ventures                                 (1,241,857)     (1,453,617)         552,951
       Minority interest (income) expense                                 (27,378)          4,838           43,952
       Changes in operating assets and liabilities:
          Collection of principal - non-financed
             receivables                                                1,385,804       3,449,559        1,185,981
          Due from General Partner and affiliates                        (207,613)       (161,458)        -
          Other assets, net                                               283,049         650,162          183,106
          Due to affiliates                                              (104,020)     (3,740,307)       3,836,727
          Security deposits, deferred credits and other payables  (235,565)        (446,136)       53,875

         Total adjustments                                             16,051,030         (50,608)       4,333,594

Net cash (used in) provided by operating activities                    (1,249,206)     (3,712,016)       2,856,578

Cash flows from investing activities:
   Proceeds from the sales of equipment                                 1,050,865       6,184,106        7,771,021
   Proceeds from sale of minority interests
     in consolidated joint ventures                                       -                   -          3,273,407
   Distributions received from unconsolidated joint ventures              671,137       1,288,983          255,047
   Investments in unconsolidated joint ventures                           -                        -                       (283)

   Net cash provided by investing activities                            1,722,002       7,473,089       11,299,192



                                                        (continued on next page)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

              For the Years Ended December 31, 2003, 2002 and 2001



                                                                        2003            2002             2001
Cash flows from financing activities:
   Proceeds from notes payable - non-recourse                             -                      -                2,111,726
   Principal payments on notes payable - non-recourse                        -           (250,000)      (3,868,718)
   Proceeds from note payable - recourse                                  690,000      10,800,439            -
   Principal payments on notes payable - recourse                        (453,901)     (5,120,036)      (4,369,065)
   Distribution to minority interest in joint venture                      (3,043)            -               -
   Cash distributions to partners                                      (1,662,543)    (10,231,624)     (10,732,739)
   Redemption of limited partnership units                                   -            (35,776)         (47,009)

Net cash used in financing activities                                  (1,429,487)     (4,836,997)     (16,905,805)

Net decrease in cash and cash equivalents                                (956,691)     (1,075,924)      (2,750,035)

Cash and cash equivalents at beginning of year                          1,257,947       2,333,871        5,083,906

Cash and cash equivalents at end of year                          $       301,256  $    1,257,947  $     2,333,871





























                                                        (continued on next page)

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

              For the Years Ended December 31, 2003, 2002 and 2001

Supplemental Disclosures of Cash Flow Information

     During the years ended December 31, 2003, 2002 and 2001, non-cash activities included the following:



                                                                     2003             2002             2001

Principal and interest on finance receivables
     paid directly to lenders by lessees                      $      4,397,927   $      2,269,884  $      12,831,791
Rental income assigned - operating lease receivable                   674,894          2,528,092          2,711,700
Principal and interest on non-recourse
   financings                                                      (5,072,821)        (4,797,976)       (15,543,491)

                                                             $        -         $           -     $           -


Transfer of investment in finance leases
to investments in operating leases                           $      2,565,000   $      9,647,253  $     30,137,598

Transfer of investment in operating leases, net of
   accumulated depreciation, to equipment held for
   sale or lease                                             $     10,389,766   $      3,258,314  $      18,769,730



Interest paid directly to lenders by lessees
   pursuant to non-recourse financings                       $      1,676,212   $      2,536,757   $      3,810,182

Interest expense on recourse notes - paid                           1,006,312            978,885            149,715

Total interest expense                                       $      2,682,524   $      3,515,642   $      3,959,897














See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

              For the Years Ended December 31, 2003, 2002 and 2001

1.   Organization

     ICON Cash Flow Partners L.P. Seven (the "Partnership"), was formed on May 23, 1995 as a Delaware limited partnership. The Partnership's maximum offering was $100,000,000. The Partnership commenced business operations on its initial closing date, January 19, 1996 with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. From January 19, 1996 through September 16, 1998 (the final closing date) 973,628.86 additional units were admitted representing $97,362,886 of capital contributions bringing the total admission to 999,996.81 units aggregating $99,999,681 in capital contributions. The Partnership redeemed 12,449.00 limited partnership units during the years 1997 through 2003, leaving 987,547.81 limited partnership units outstanding at December 31, 2003.

     The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective the Partnership has: (1) acquired a diversified portfolio of leases and financing transactions; (2) made monthly cash distributions to its limited partners commencing with each limited partner's admission to the Partnership,
(3) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (4) commenced the disposition period and begun to sell the Partnership's investments and distribute the cash from sales of such investments to its partners.

     On November 9 2002 the Partnership's Reinvestment Period ended and the Disposition Period began. During this period the Partnership will distribute substantially all distributable cash from operations and sales to the partners and begin the orderly termination of its operations. The Partnership will not reinvest in any additional leased equipment during the Disposition period.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership including equipment, leases and financing transactions under a management agreement with the Partnership.

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

2.   Significant Accounting Policies

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Consolidation - The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in 50% or less owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.

     Cash and Cash Equivalents - Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less. The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.

     Leases and Revenue Recognition - The Partnership accounts for owned equipment leased to third parties as finance leases, leveraged leases, or operating leases, as appropriate. Initial direct costs are capitalized and are amortized over the terms of the related leases using the interest method.

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

     For operating leases, equipment is recorded and depreciated on the straight-line method over the lease term to its estimated residual value at lease termination and is subject to the Partnership's impairment policy. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

     Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

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

     Equipment Held for Sale or Lease - As of December 31, 2003, the Partnership had aircraft parts and rotables that came off lease in 2002 and five vessels that came off lease in 2001. This equipment is recorded at original equipment cost less accumulated depreciation, and is subject to the Partnership's impairment review policy.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Impairment - Residual values of the Partnership's asset portfolio are periodically reviewed to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The events or changes in circumstances which generally indicate that the residual value of an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

     An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, simultaneously if held in quantity, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value of the assets and its carrying value on the measurement date.

     Investments in Estimated Unguaranteed Residual Values - The Partnership carries its investments in the future estimated unguaranteed residual values of assets at unrecovered cost, which is equal to or less than market value, and is subject to the Partnership's policy relating to impairment review. Proceeds received are recognized as a recovery of cost due to uncertainty of ultimate realization. Proceeds received in excess of costs are recognized as gains.

     Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial
Instruments," requires disclosures about the fair value of financial instruments, except for lease related assets and liabilities. Separate disclosure of fair value information as of December 31, 2003 and 2002 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of payables approximates market value.

     Redemption of Limited Partnership Units - The General Partner consented to the Partnership redeeming 939 units in 2001, 1,101 units in 2002 and no redemptions in 2003. The redemption amounts are calculated following the specified redemption formula in accordance with the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

     Income Taxes - No provision for income taxes has been recorded since the liability for such taxes is that of each of the partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any could adjust the individual income tax of the partners.

     Reclassifications - Certain items from prior years have been reclassified to conform to the 2003 classifications.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Recent Accounting Pronouncements - In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Partnership's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, the effective date of the provisions of SFAS No. 150 that relate to mandatorily redeemable financial instruments has been deferred until fiscal years that begin after December 31, 2003. The adoption of this standard is not expected to have a material effect on the Partnership's financial position or results of operations.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB issued a revision to FIN 46, or Revised Interpretation, to clarify some of the provisions of FIN 46. FIN 46 provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a company's consolidated financial statements. A company that holds variable interests in an entity is required to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if any. VIE's created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIE's created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the Partnership's financial statements and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

     The Partnership does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Partnership's financial position or results of operations.

3.   Joint Venture

     The Partnership and its affiliates, entities in which ICON Capital Corp, is also the general partner formed eight ventures discussed below for the purpose of acquiring and managing various assets. The Partnership and its affiliates have identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interests in the equipment.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

Consolidated Joint Venture

     The joint venture described below is majority owned and is consolidated with the Partnership.

     ICON Cash Flow Partners L.L.C. III

     In December 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E") formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow L.L.C. III"), for the purpose of acquiring and managing an aircraft which was on lease to Continental Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10-30 with an original cost of $11,429,751. The original lease, which was accounted for as a leveraged lease, expired on April 30, 2003. Effective May 1, 2003, the aircraft was re-leased to World Airways, Inc. (see
Note 5) on a power-by-the-hour basis and the asset was reclassified as an investment in operating lease. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to Series E. The
Partnership's financial statements include 100% of the assets and liabilities and 100% of the revenue and expenses of ICON Cash Flow L.L.C. III. Series E's investment in ICON Cash Flow L.L.C. III is reflected as minority interest in consolidated joint venture on the accompanying consolidated balance sheets.

Unconsolidated Joint Ventures

     The seven joint ventures described below are 50% or less owned and are accounted for under the equity method.

      ICON Receivables 1997-A LLC

     In March and September 1997, the Partnership and affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Series D ("Series D") and Series E contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing their cash flow collections. As of December 31, 2003, the Partnership, Series E, L.P. Six and Series D own 19.97%, 31.19%, 31.03% and 17.81% interests, respectively, in 1997-A.

     Information as to the financial position and results of operations of 1997-A as of and for the years ended December 31, 2003 and 2002 is summarized below:

                                   December 31, 2003       December 31, 2002

 Assets                             $       810,802        $     694,761

 Liabilities                        $       595,106        $     390,389

 Equity                             $       215,696        $     304,372

 Partnership's share of equity      $        43,080        $      60,784

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued



                                             For the Year Ended      For the Year Ended
                                              December 31, 2003       December 31, 2002

Net (loss) income                              $       (88,676)       $     155,235

Partnership's share of net (loss) income       $       (17,704)       $      31,001


      ICON Receivables 1997-B LLC

     In August 1997, the Partnership and affiliates, Series E and L.P. Six, formed ICON Receivables 1997-B LLC ("1997-B") for the purpose of securitizing their cash flow collections. The Partnership, Series E and L.P. Six each contributed cash, equipment leases and residuals and received a 16.67%, 75.00% and 8.33% interest, respectively, in 1997-B.

     Information as to the financial position and results of operations of 1997-B as of and for the years ended December 31, 2003 and 2002 is summarized below:





                                                      December 31, 2003      December 31, 2002

Assets                                                $     1,756,597        $   3,241,761

Liabilities                                           $     1,681,931        $   2,825,588

Equity                                                $        74,666        $     416,173

Partnership's share of equity                         $        12,448        $      69,377


                                                     For the Year Ended     For the Year Ended
                                                      December 31, 2003      December 31, 2002

Net (loss) income                                     $      (341,507)       $     223,402

Partnership's share of net (loss) income              $       (56,929)       $      37,241

Distributions                                         $         -            $     196,226

Partnership's share of distributions                  $         -            $      32,711



     ICON/Boardman Facility LLC

     In December 1998, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Six and ICON Income Fund Eight A L.P. ("Fund Eight A"), formed ICON Boardman /Facility LLC ("ICON BF"), for the purpose of acquiring a coal handling facility on lease with Portland General Electric, a utility company. The purchase price totaled $27,421,810 and was funded with cash and the assumption of non-recourse debt. The Partnership, Series C, L.P. Six, and Fund Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     In 2001 the other joint venturers in ICON BF acquired Series C's interest in accordance with their proportionate shares of ICON BF, at an aggregate cost of $56,370, which represented Series C's carrying value of the investment. The Partnership's share of the purchase price was $283. The remaining venturers' shares in ICON BF were increased to .5025%, .5025%, and 98.995% for the Partnership, L.P. Six, and Fund Eight A, respectively.

     Information as to the financial position and results of operations of ICON BF as of and for the years ended December 31, 2003 and 2002 is summarized below:




                                             December 31, 2003           December 31, 2002

 Assets                                      $    21,366,282             $     23,193,438

 Liabilities                                 $     7,314,376             $     10,583,632

 Equity                                      $    14,051,906             $     12,609,806

 Partnership's share of equity               $        70,611             $         63,364



                                             For the Year Ended           For the Year Ended
                                             December 31, 2003            December 31, 2002

 Net income                                  $     1,442,100             $      1,343,365


 Partnership's share of net income           $         7,247             $          6,750



ICON/AIC Trust

     In 1999, ICON/AIC Trust ("AIC Trust") was formed to own and manage a portfolio of leases for equipment located in England. The Partnership, L.P. Six and Fund Eight A own 30.76%, 25.51% and 43.73% interests in AIC Trust, respectively.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt in exchange for a note receivable of (Pound)2,575,000 ($3,744,822 converted at the exchange rate at December 28, 2001) which is payable in six installments through June 2004. At December 31, 2003, the remaining amount receivable is (Pound)750,000 ($1,330,633 converted at the exchange rate at December 31, 2003).

     Information as to the financial position and results of operations of AIC Trust as of and for the years ended December 31, 2003 and 2002 is summarized below:

                                      December 31, 2003        December 31, 2002

 Assets                               $     1,330,632          $      2,572,522

 Liabilities                          $          -             $          -

 Equity                               $     1,330,632          $      2,572,522

 Partnership's share of equity        $       409,303           $        791,308

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued




                                                    For the Year Ended          For the Year Ended
                                                     December 31, 2003           December 31, 2002

Net income                                           $        37,009             $        212,349

Partnership's share of net income                    $        11,384             $         65,319

Distributions                                        $     1,396,948             $      1,752,885

Partnership's share of distributions                 $       429,701             $        539,188



     ICON Aircraft 24846 LLC

     In 2000, the Partnership and two affiliates, Fund Eight A and ICON Income Fund Eight B L.P. ("Fund Eight B"), formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a 767-300 ER aircraft originally leased to Scandinavian Airline Systems ("SAS") for a purchase price of $44,515,416. The purchase price was funded with cash of $2,241,371 and the assumption of non-recourse debt in the amount of $42,274,045. The lenders have a security interest in the aircraft and an assignment of the rental payments under the lease. The lease with SAS expired in March 2003, at which time the balance of the non-recourse debt outstanding was approximately $34,500,000. The Partnership has been making contributions toward interest only payments on the outstanding non-recourse debt, during the remarketing of the aircraft by the General Partner. The Partnership, Fund Eight-A and Fund Eight-B have ownership interests of 2.0%, 2.0% and 96.0%, respectively, in ICON Aircraft 24846.

     Information as to the financial position and results of operations of ICON Aircraft 24846 as of and for the years ended December 31, 2003 and 2002 is summarized below:




                                            December 31, 2003         December 31, 2002

Assets                                      $     36,430,187           $    39,175,547

Liabilities                                 $     34,493,632           $    35,419,214

Equity                                      $      1,938,555           $     3,756,333

Partnership's share of equity               $         38,771           $        75,126



                                           For the Year Ended         For the Year Ended
                                            December 31, 2003          December 31, 2002

Net (loss) income                           $     (3,467,329)          $       749,434

Partnership's share of net (loss) income    $        (69,347)          $        14,988

Contributions                               $      1,649,551           $         -

Partnership's share of contributions        $         32,992           $         -


                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     ICON Cheyenne LLC

     In December 2000, the Partnership and three affiliates, L.P. Six, Fund Eight A and Fund Eight B formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716. The purchase price consisted of cash of $11,401,151 and the assumption of non-recourse debt of $18,304,565. The non-recourse debt is structured so as to be amortized with rentals due under the leases. The leases expire on various dates through September 2006. The Partnership, L.P. Six, Fund Eight A and Fund Eight B have ownership interests of 10.31%, 1.0%, 1.0% and 87.69%, respectively, in ICON Cheyenne.

     Information as to the financial position and results of operations of ICON Cheyenne as of and for the years ended December 31, 2003 and 2002 is summarized below:





                                             December 31, 2003         December 31, 2002

 Assets                                      $     10,440,643           $    14,765,333

 Liabilities                                 $      3,204,090           $     5,141,481

 Equity                                      $      7,236,553           $     9,623,852

 Partnership's share of equity               $        746,088           $       992,219


                                            For the Year Ended         For the Year Ended
                                             December 31, 2003          December 31, 2002

 Net (loss) income                           $        (45,540)          $     1,445,607

 Partnership's share of (loss) income        $         (4,695)          $       149,042

 Distributions                               $      2,341,759           $     4,545,920

 Partnership's share
   of distributions                          $        241,436           $       468,684




     North Sea (Connecticut) Limited Partnership

     In 2000, a joint venture, North Sea (Connecticut) Limited Partnership ("North Sea"), in which the Partnership is a 50% Class C limited partner, exercised its option to acquire a drilling rig and simultaneously leased the drilling rig to the operator. The lease was then financed on a non recourse basis with a bank and the proceeds were used to pay for the exercise of the option, with the excess loan proceeds of $20,002,567 distributed to the joint venturers ($10,001,284 represented the Partnership's 50% share). The other joint venturers are not affiliates of the Partnership or General Partner.

     The Partnership has guaranteed an amount between the stipulated loss value provided for in the financing and the loan balance. The maximum amount for which the Partnership is potentially liable at December 31, 2003 under this guarantee was approximately $103,000.

     Information as to the financial position and results of operations of North Sea as of and for the years ended December 31, 2003 and 2002 is summarized below:

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued




                                           December 31, 2003       December 31, 2002

Assets                                    $      9,839,209        $     10,504,336

Liabilities                               $     19,574,474        $     22,983,403

Partners' equity (deficit)                $     (9,735,265)       $    (12,479,067)

Partnership's share of equity (1)         $      2,679,868        $      1,307,967






                                         For the Year Ended        For the Year Ended
                                           December 31, 2003       December 31, 2002

Net income                                $      2,743,802        $      2,298,551

Partnership's share of net income         $      1,371,901        $      1,149,276

Distributions                             $          -            $        496,800

Partnership's share of distributions      $          -            $        248,400



(1) The Partnership has a positive share of equity due to prior years' distributions being allocated to the co-venturer.

4.   Investments in Estimated Unguaranteed Residual Values

     In July 1997, the Partnership entered into an option to acquire the residual interests in three Boeing 737-300 aircraft currently on lease to Continental Airlines. The Partnership subsequently exercised its options and became the owner of the future estimated unguaranteed residual values. The residual investments cost $20,811,758 and the leases for each aircraft were scheduled to expire in the fourth quarter of 2003.

     On August 29, 2003, the Partnership re-negotiated its investment in the unguaranteed residual values with AAR Aircraft & Engine Sales Leasing, Inc. which originally gave the Partnership the rights to purchase three Boeing 737-300 aircraft. The Partnership was originally obligated to repay its investment cost which had consisted of three promissory notes aggregating
$3,612,091 accruing interest at 8.5% per annum through the maturity date of November 27, 2003. The modified agreement converted these notes to a single recourse promissory note of $5,751,009, accruing interest at 5% per annum. The maturity date has been extended to November 27, 2006. As of December 31, 2003, the outstanding principal was $5,751,009.

     The modification agreement provides the Partnership with an investment in the unguaranteed residual value of the three aircraft, which was recorded by the Partnership at $4,686,758. If any or all of the aircraft are sold prior to the maturity date of the recourse promissory note, then the Partnership may have all or portion of its then outstanding balance of the recourse promissory note forgiven. If the aircraft are sold after the maturity date of the recourse promissory note, then the Partnership would be entitled to receive one-third of the net proceeds in excess of the net book value of aircraft, as defined by the modification agreement.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The Partnership also prepaid $500,000 of interest related to the recourse promissory note during the quarter ended December 31, 2003. In addition, the Partnership is required to repay a portion of the recourse promissory note with 50% of the sales proceeds from any of its assets which are not subject to senior secured debt.

5.   Net Investment in Leveraged Leases

     In August 1996, the Partnership acquired an interest in an aircraft on lease with Federal Express. The aircraft is a McDonnell Douglas DC-10-30F built in 1996, and the lease expires in July 2004. The original purchase price was $40,973,585.

     In December 1996, the Partnership and Series E (see Note 3) acquired an aircraft on lease with Continental Airlines, Inc. The lease was accounted for as a leveraged lease. The aircraft is a McDonnell Douglas DC-10-30 built in 1976, and the lease expired in March 2003. The original purchase price was $11,429,751. On April 1, 2003 the aircraft was leased to World Airways, Inc., and the asset was reclassified as an investment in operating leases (see Note
6), at its remaining residual value of $2,565,000.

     The net investment in the leveraged leases as of December 31, 2003 and 2002 consisted of the following:




                                                               2003            2002                2001
 Non-cancelable minimum rents receivable (net of
   principal and interest on non-recourse debt)        $     5,810,360  $     10,002,727    $       10,002,727
 Estimated unguaranteed residual values                     14,900,000        20,865,000            22,700,000
 Initial direct costs, net                                      29,411           181,010              335,456
 Unearned income                                            (1,107,892)       (3,171,029)          (5,747,283)
                                                       $    19,631,879  $     27,877,708    $       27,290,900


     During 2003 and 2002, the Company reduced the estimated unguaranteed residual value of one of the aircraft and recorded impairment provisions of $3,400,000 and $1,835,000, respectively as a result of management's periodic review of the Partnership's assets which indicated lower values at lease termination than initially estimated. The impairment provisions have been recorded as a reduction in income from leveraged leases. No impairment was recognized in 2001.

     Non-cancelable minimum rents receivable relating to the remaining leveraged lease at December 31, 2003 are $5,810,360 which are all due through July 2004.

6.   Investment in Operating Leases

     On April 1, 2003 the Partnership re-leased the McDonnell Douglas DC-10-30 aircraft formerly on lease to Continental Airlines to World Airlines, Inc. on a power-by-the-hour basis through December 2004.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The investment in operating leases at December 31, 2003 and 2002 consisted of the following:


                                                                       2003           2002              2001


Equipment at cost, beginning of the year                        $     14,195,791  $   9,678,415     $      -

Transfer of investment in leverage leases and equipment
   held for sale or lease to operating leases                          6,352,370      9,647,253       30,137,598

Transfer of operating lease equipment to equipment
   held for sale or lease                                            (14,195,791)    (5,129,877)     (20,459,183)

Equipment at cost, end of year                                         6,352,370     14,195,791        9,678,415

Accumulated depreciation, beginning of year                           (1,703,583)      (895,169)             -

Depreciation expense                                                  (5,795,265)    (4,769,652)      (2,584,622)

Accumulated depreciation transferred to equipment
   held for sale or lease                                              5,884,624      3,961,238        1,689,453

Accumulated depreciation, end of year                                 (1,614,224)    (1,703,583)        (895,169)

Investment in operating leases, end of year                     $      4,738,146  $  12,492,208  $     8,783,246



7.   Equipment held for sale or lease

     The Partnership is the sole owner of two special purpose entities ("SPE's") that own five marine vessels originally on charter to affiliates of Seacor Smit. The financial position and results of operations each of the SPE's are consolidated with the Partnership. These vessels are subject to outstanding non-recourse debt with a lender. Under the original loan agreements with the SPE's, all charter revenue was paid to the lender to amortize the outstanding debt. At the end of the original charter term of each vessel, it was expected that the individual vessels would either be re-chartered or sold with proceeds paid to the lender until the debt was fully repaid. Several of the vessels had been re-chartered during depressed periods of bareboat charter rates. As such, the lender has not received the full payment and the non-recourse notes have been declared in default. The total outstanding debt balance as of December 31, 2003 is approximately $7.25 million.

     On September 4, 2003, the lender took control of the vessels and commenced remarketing efforts. The General Partner also continues to look for potential sale or re-charter opportunities on behalf of the SPE's. The SPE's remains the titled owner of the vessels and as such are entitled to sale proceeds above the outstanding debt balance regardless of whether it is the General Partner's or the lender's remarketing activities that produces a sale. Both the General Partner and the lender are seeking a sale in line with recent appraised values.

     Based upon its recent remarketing efforts and appraisals received by the Partnership, the General Partner determined that the net book value of the vessels was in excess of their current market value, and, has recorded a provision for impairment of $7,850,000 during the year ended December 31, 2003. The Partnership did not record any impairment in the years 2002 and 2001 on its investment in operating leases or equipment held for sale or lease.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

8.   Receivables Due In Installments

     Non-cancelable minimum rental amounts due on finance leases and financings are all due during the year ending December 31, 2004 or are currently past due.

     The allowance for doubtful accounts relating to finance lease receivables and financings consists of the following:

                                                                  Amount

         Balance at January 1, 2001                           $   1,477,221

         Reversal of provision for bad debts                       (500,000)

         Writeoffs                                                  (61,236)

         Balance at December 31, 2001                               915,985

         Writeoffs                                                 (626,684)

         Balance at December 31, 2002                               289,301

         Write-offs                                                 (49,785)

         Balance at December 31, 2003                         $     239,516

9.   Notes Payable

     Notes payable at December 31, 2003 consists of non-recourse obligations of $23,790,254 and recourse obligations of $12,366,449. The recourse obligations include (i) $5,751,009 associated with the investment in estimated unguaranteed residual values (see Note 4), and (ii) $6,615,439 relating to the line of credit agreement discussed below. The non-recourse notes are secured by the Partnership's leased equipment, bear interest at rates ranging from 7.9% to 9.5% per annum.

     Notes payable at December 31, 2002 consisted of non-recourse obligations of $27,186,863 and recourse obligations of $11,582,802.

     Included in notes payable - non-recourse is $1,750,000 owed to ICON Cash Flow Partners L.P., Series D an affiliate of the Partnership. In 1997, the Partnership financed a portion of the free cash flow relating to a leveraged lease it owned. The lease expires in July of 2004 at which time all unpaid amounts will be due to the affiliate. During 2002, the Partnership prepaid $250,000 of the financing.

     Principal maturities of the Partnership's notes payable are as follows:

 Year Ending           Notes Payable -      Note Payable -
December 31,            Non-Recourse           Recourse             Total

    2004              $     13,790,226      $    6,615,439    $   20,405,665

    2005                          -                  -                 -

    2006                    10,000,028           5,751,009        15,751,037

                      $     23,790,254      $   12,366,449    $   36,156,703

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     On May 30 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement shared with Fund Eight A and Fund Eight B (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.00% at December 31, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit Fund Nine, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or
(B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement.

     The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The line of credit was extended for twelve additional months expiring May 31, 2004. As of December 31, 2003, the Partnership had $6,615,440 outstanding under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $12,779,986 on December 31, 2003.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued


10.  Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 2001, 2002 and 2003 were as follows:

                                                         Charged to
                                                         Operations

Management fees                                        $    1,958,755
Administrative expense reimbursements                         661,519

Year ended December 31, 2001                           $    2,620,274

Management fees                                        $      975,642
Administrative expense reimbursements                         419,784

Year ended December 31, 2002                           $    1,395,426

Management fees                                        $      595,157
Administrative expense reimbursements                         242,909

Year ended December 31, 2003                           $      838,066


     In accordance with the terms of the Management Agreement, the Partnership pays the General Partner (i) management fees based on a percentage of rentals received either directly by the Partnership or through joint ventures (ranging from 1% to 7%) and (ii) acquisition fees based on the gross value of transactions (3%). In addition, the General Partner is reimbursed for administrative expenses incurred by it in connection with the Partnership's operations.

     The Partnership had a net receivable from affiliates of $317,549 and $5,916 at December 31, 2003 and 2002 respectively. At December 31, 2003 the Partnership owes the General Partner a net amount of $14,172 for unpaid management fees. This amount is non-interest bearing, and is scheduled to be paid during 2004.

     The Partnership had investments in eight ventures with other partnerships sponsored by the General Partner.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

11.  Tax Information (Unaudited)

     The following table reconciles net (loss) income for financial statement reporting purposes to loss for federal income tax purposes for the years ended December 31, 2003, 2002 and 2001:


                                                                    2003                2002               2001

     Net loss
       per financial statements                               $   (17,300,236)  $    (3,661,408)  $    (1,477,016)

     Differences due to:
       Direct finance leases and financings                         4,383,859         5,793,149       14,524,332
        Depreciation and Impairment                                  4,822,532        (7,892,419)     (23,242,100)
       (Recovery of)provision for losses                            (2,140,232)                 -        (500,000)
        Loss (gain) on sale of equipment                              (122,887)        3,896,215       (2,088,097)
        Other                                                           996,942          (15,377)         141,840
        Partnership loss for
         federal income tax purposes                             $    (9,360,022)  $  (1,879,840) $   (12,641,041)


     As of December 31, 2003, the partners' capital accounts included in the financial statements totaled $15,403,333 compared to the partners' capital accounts for federal income tax purposes of $(1,025,024) (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital accounts for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

12.  Selected Quarterly Financial Data (Unaudited)

     The following table is a summary of selected financial data by quarter for the years ended December 31, 2003 and 2002:


                                                             For the Quarter Ended

                                               March 31,            June 30,     September 30,         December 31,

2003
     Revenues                             $        985,495   $      1,033,635     $     657,964    $     (1,100,562)

     Net (loss) allocable to
       limited partners                   $   (2,181,095)    $     (1,672,000)    $  (5,737,694)   $     (7,536,445)

     Net (loss) per weighted
        average limited partnership
       unit                               $         (2.21)   $          (1.69)    $       (5.81)   $         (7.63)


                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued



2002
     Revenues                             $      1,747,484   $      1,520,917     $   3,949,647    $      1,107,977

     Net (loss) income allocable to
       limited partners                   $   (1,115,229)    $      (741,593)     $   1,003,593    $     (2,771,565)

     Net (loss) income per weighted
        average limited partnership
       unit                               $        (1.13)    $          (.75)     $      1.01      $          (2.80)


13.      Significant Concentration

     The Partnership had leases which accounted for 10% or more of its total revenue for the years ended December 31, 2003, 2002 and 2001. For the year ended December 31, 2003, Federal Express, Seacor Offshore and Seacor Marine accounted for 14%, 10% and 17%, respectively. For the year ended December 31, 2002, Federal Express, Seacor Smit and Seacor Marine accounted for 31%, 16% and 14%, respectively. The Partnership had four leases which accounted for 10% or more of total revenue for the year ended December 31, 2001. The leases were with Federal Express, Seacor Smit, Seacor Marine and Seacor Offshore generating 21%, 19%, 18% and 13% of total revenue respectively.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2003

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The information required by Item 304 of Regulation S-K was previously filed as part of the Partnership's Form 8-K filed on February 5, 2003.

Item 9a.  Controls and Procedures

     The Partnership carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., the Manager of the Partnership, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Partnership's disclosure controls and procedures were effective.

     There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's fourth fiscal quarter that have materially affected, or are likely to materially affect, the Partnership's internal control over financial reporting.

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

                                December 31, 2003

     The officers and directors of the General Partner are as follows:

          Beaufort J.B. Clarke    Chairman, Chief Executive Officer and Director

          Paul B. Weiss           President and Director

          Thomas W. Martin        Executive Vice President and Director

     Beaufort J. B. Clarke, age 57, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 43, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 50, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2003, 2002 and 2001.




        Entity                 Capacity         Type of Compensation           2003          2002          2001

ICON Capital Corp.        General Partner    Management fees             $     595,157       975,642      1,958,755

ICON Capital Corp.        General Partner    Administrative expense
                                               reimbursements                  242,909       419,784        661,519

                                                                         $     838,066 $   1,395,426 $    2,620,274


     The General Partner also has a 1% interest in the profits and distributions of the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

ICON Cash Flow Partners L. P. Seven
(A Delaware Limited Partnership)

December 31, 2003

     (b) As of March 30, 2004, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

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

Item 13.  Certain Relationships and Related Transactions

     See  Item  11  for  a  discussion  of  the   Partnership's   related  party
transactions. See Note 4 to the consolidated financial statements for a discussion of the Partnership's related party investments in joint ventures.

Item 14.  Principal Accountant Fees and Services

                                         2003             2002    Description

Audit fees                          $       62,500   $      -
Audit related fees                               -          -
Tax fees                                       769          -     Tax compliance
All other fees                                 -            -
Total                               $       63,269   $      -

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a) 1.  Financial Statements - See Part II, Item 8 hereof.

     2.  Financial Statement Schedule - None.

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated Financial Statements or Notes thereto.

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

                                December 31, 2003

          (iii)Amended and Restated Agreement of Limited Partnership (Incorporated herein by reference to Exhibit A to Amendment No. 3 to Form S-1 Registration Statement No. 33-94458 filed with the Securities and Exchange Commission on November 9, 1995)

          (iv) Loan and Security Agreement

          (v)  First Amendment to Loan and Security Agreement

          (vi) Unconsolidated Joint Venture Financial Statements

               ICON Receivables 1997-A LLC - as of and for the years ended December 31, 2002 and 2001

               ICON Receivables 1997-B LLC - as of and for the year ended December 31, 2001

               ICON/AIC Trust - as of and for the years ended December 31, 2002 and 2001

               ICON  Cheyenne  LLC - as of and for the year ended  December  31,
               2002


(b)  Reports on Form 8-K

     None

(c)      Exhibits

               31.1Rule 13a-14(a)/15d-14(a) certifications

               31.2Rule 13a-14(a)/15d-14(a) certifications

          32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. (Section) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification  of Executive  Vice  President  and  Principal
                    Financial and Accounting Officer pursuant to 18 U.S.C. (Section) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d)   Unconsolidated   Joint  Venture   Financial   Statements  ICON  North  Sea
(Connecticut) Limited Partnership - as of and for the years ended December 31, 2003 and 2002

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                December 31, 2003

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

                                ICON CASH FLOW PARTNERS L.P. Seven
                                File No. 33-94458 (Registrant)
                                By its General Partner, ICON Capital Corp.


Date:  March 30, 2004           /s/ Beaufort J.B. Clarke
                                Beaufort J.B. Clarke
                                Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 30, 2004         /s/ Beaufort J.B. Clarke
                              Beaufort J.B. Clarke
                              Chairman, Chief Executive Officer and Director


Date:  March 30, 2004         /s/ Paul B. Weiss
                              Paul B. Weiss
                              President and Director


Date:  March 30, 2004         /s/ Thomas W. Martin
                              Thomas W. Martin
                              Executive Vice President
                              (Principal Financial and Accounting Officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.

Exhibit 31.1

     Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-K

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Cash Flow Partners L.P. Seven;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting

Dated:  March 30, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Seven

Exhibit 31.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-K

I, Thomas W. Martin, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Cash Flow Partners L.P. Seven;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 30, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Registrant)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Seven

EXHIBIT 32.1

        Certification of Chief Executive Officer Pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002
                                (18 U.S.C. 1350)



     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Seven, in connection with the Annual Report of ICON Cash Flow Partners L.P. Seven. (the "Partnership") on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership


Dated:  March 30, 2004



  /s/ Beaufort J.B. Clarke
  -------------------------------------------------------
  Beaufort J.B. Clarke
  Chairman and Chief Executive Officer
  ICON Capital Corp.
  sole General Partner of ICON Cash Flow Partners L.P. Seven

EXHIBIT 32.2

        Certification of Chief Executive Officer Pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002
                                (18 U.S.C. 1350)


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Seven, in connection with the Annual Report of ICON Cash Flow Partners L.P. Seven. (the "Partnership") on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

               (3) the Annual  Report fully  complies with the  requirements  of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

               (4) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership


Dated:  March 30, 2004



 /s/ Thomas W. Martin
 -------------------------------------------------------
 Thomas W. Martin
 Executive Vice President (Principal
 Financial and Accounting Officer)
 ICON Capital Corp.
 sole General Partner of ICON Cash Flow Partners L.P. Seven

                   North Sea (Connecticut) Limited Partnership

                              Financial Statements

                 For the Years Ended December 31, 2003 and 2002

                   (With Independent Auditor's Report Thereon)

INDEPENDENT AUDITOR'S REPORT


The Partners
North Sea (Connecticut) Limited Partnership

We have audited the accompanying balance sheet of North Sea (Connecticut) Limited Partnership as of December 31, 2003 and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of North Sea (Connecticut) Limited Partnership as of December 31, 2002, were audited by other auditors whose report dated March 18, 2003, expressed an unqualified opinion on those statements.

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

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of North Sea (Connecticut) Limited Partnership as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/Hays & Company LLP


March 19, 2004
New York, New York

                   North Sea (Connecticut) Limited Partnership

                                 Balance Sheets

                           December 31, 2003 and 2002






         Assets                                           2003               2002

Rents receivable                                    $     2,005,794    $      2,119,597

Equipment subject to operating lease,
   net of accumulated depreciation of $1,906,666
   and $1,355,341                                         7,833,414           8,384,739

Total assets                                        $     9,839,208    $     10,504,336

         Liabilities and Partners' Deficit

Note payable, non-recourse                          $    18,691,946    $     21,862,343
Accrued interest payable                                    533,733             624,260
Deferred income                                             348,794             496,800

Total liabilities                                        19,574,473          22,983,403

Commitments and Contingencies

Partners' deficit
   General Partner                                           17,746              (9,692)
   Limited Partners                                      (9,753,011)        (12,469,375)

Total partners' deficit                                  (9,735,265)        (12,479,067)

Total liabilities and partners' deficit             $     9,839,208    $     10,504,336



















See accompanying notes to financial statements.

                   North Sea (Connecticut) Limited Partnership

                            Statements of Operations

                 For the Years Ended December 31, 2003 and 2002

                                                  2003                2002

Revenue

   Rental income from operating lease        $     5,121,175    $      5,121,175
   Other income                                      148,006              -

Total revenue                                      5,269,181           5,121,175

Expenses

   Interest expense                                1,974,054           2,271,299
   Depreciation expense                              551,325             551,325

Total expenses                                     2,525,379           2,822,624

Net income                                   $     2,743,802    $      2,298,551






























See accompanying notes to financial statements.

                   North Sea (Connecticut) Limited Partnership

                    Statement of Changes in Partners' Deficit

                 For the Years Ended December 31, 2002 and 2003




                                         Class A        Class B        Class C
                                         General       Limited        Limited        Limited
                                         Partner      Partners       Partners        Partner           Total


Balance at January 1, 2002            $   (27,709) $  (8,963,917) $   (5,696,283) $     407,091  $   (14,280,818)

Distribution to partners                   (4,968)            -         (243,432)      (248,400)        (496,800)

Net income                                 22,985      1,126,290           -          1,149,276        2,298,551

Balance at December 31, 2002              (9,692)      (7,837,627)    (5,939,715)     1,307,967      (12,479,067)

Net income                                 27,438      1,344,463         -            1,371,901        2,743,802

Balance at December 31, 2003          $    17,746  $  (6,493,164) $ (5,939,715)$  2,679,868   $  (9,735,265)
































See accompanying notes to financial statements.

                   North Sea (Connecticut) Limited Partnership

                            Statements of Cash Flows

                 For the Years Ended December 31, 2003 and 2002


                                                                                     2003                 2002
Cash flows from operating activities:

   Net income                                                                   $     2,743,802    $      2,298,551

   Adjustments to reconcile net income to
   net cash provided by operating activities:
       Depreciation                                                                     551,325             551,325
       Rental income paid directly to lender by lessee                               (5,234,978)         (5,234,978)
       Interest on non-recourse financing
         paid directly to lender by lessee                                            2,064,581           2,353,574
       Rents receivable                                                                 113,803             113,804
       Accrued interest payable                                                         (90,527)            (82,276)
       Deferred income                                                                 (148,006)            496,800

           Total adjustments                                                         (2,743,802)         (1,801,751)

       Net cash provided by operating activities                                            -               496,800


Cash flows from financing activities:

   Distribution to partners                                                                 -              (496,800)

Net increase in cash                                                                        -                  -

Cash at the beginning of the year                                                           -                  -

Cash at the end of the year                                                     $          -       $          -


Supplemental Disclosures of Cash Flow Information

     Interest expense of $1,974,054 and $2,271,299 for the years ended December 31, 2003 and 2002 respectively, consisted of interest expense on non-recourse financing accrued or paid directly to the lender by the lessee.

     For the years ended December 31, 2003 and 2002 non-cash investing and financing activities included the following: 2003 2002

Rental income paid directly to lender by lessee    $ 5,234,978   $5,234,978
Principal and interest on non-recourse financing
  paid directly to lender by lessee                 (5,234,978)  (5,234,978)
                                                   $      -      $     -




See accompanying notes to financial statements.

                   North Sea (Connecticut) Limited Partnership

                          Notes to Financial Statements

                 For the Years Ended December 31, 2003 and 2002

1.       Organization

     North Sea (Connecticut) Limited Partnership (the "Partnership") was formed in 1994 when the General Partner contributed cash of $27,750 and the Class A limited partners contributed a total of $2,747,250 in cash. Subsequently, the Partnership admitted Class B and Class C Limited Partners. In 1994, the
Partnership acquired an option for a cost of $2,905,000 to purchase a mobile drilling rig and related property. In 2000 the Partnership exercised its option to purchase the mobile oil rig and related property for $6,650,000; paid legal fees of $185,000 and entered into an operating lease with the user of the rig.

2.       Significant Accounting Policies

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and revenues and expenses during the reporting periods. Significant estimates include the allowance for bad debts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Leases and Revenue Recognition - The Partnership accounts for owned equipment leased to third parties as either finance leases or operating leases, as appropriate. Initial direct costs are capitalized and amortized on the straight-line method over the lease terms.

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

     For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease term to its estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

     Impairment - Residual values of the Partnership's asset portfolio are periodically reviewed to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The events or changes in circumstances which generally indicate that the residual value of an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

                   North Sea (Connecticut) Limited Partnership

                          Notes to Financial Statements

                 For the Years Ended December 31, 2003 and 2002

     An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity to dispose of the asset quickly. Impairment is measured as the difference between the fair value of the assets and its carrying value on the measurement date.

     New  Accounting  Pronouncements  - In April 2003,  the FASB issued SFAS No.
149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Partnership's financial position or results of operations.



     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, the effective date of the provisions of SFAS No. 150 that relate to mandatorily redeemable financial instruments has been deferred until fiscal years that begin after December 31, 2003. The adoption of this standard is not expected to have a material effect on the Partnership's financial position or results of operations.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB issued a revision to FIN 46, or Revised Interpretation, to clarify some of the provisions of FIN 46. FIN 46 provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a Partnership's consolidated financial statements. A Partnership that holds variable interests in an entity is required to consolidate the entity if the Partnership's interest in the VIE is such that the Partnership will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if any. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the Partnership's financial statements and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

                  North Sea (Connecticut) Limited Partnership

                          Notes to Financial Statements

                 For the Years Ended December 31, 2003 and 2002


     The Partnership does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Partnership's financial position or results of operations.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income taxes of the partners.

3.   Operating Lease  - Minimum Lease Rentals


The lessee is obligated to pay bi-annual lease payments of $2,617,489 until March 15, 2008.


Non-cancelable minimum annual amounts due from the operating lease are as follows:

         Year ending
         December 31,

            2004        $       5,234,978
            2005                5,234,978
            2006                5,234,978
            2007                5,234,978
            2008                2,617,489

                         $     23,557,401

4.   Note Payable

     The note payable, non-recourse, accrues interest at an annual rate of 9.79 % and matures on March 15, 2008 as follows:

         Year ending
         December 31,

              2004               $      3,488,375
              2005                      3,838,245
              2006                      4,223,206
              2007                      4,646,778
              2008                      2,495,342

                                 $     18,691,946

     The lessee pays semi-annual rent directly to the lender to repay the note payable. The lender has a security interest in the lease, the mobile oil rig and related property and the scheduled lease payments due under the lease.

5.       Deferred Income

     In December of 2002, the Partnership received a facilitation fee of $496,800 from the assignment of the outstanding note payable (see note 4). The note payable was assigned from the original lender to the new lender resulting in no change to the existing structure or terms of the note. The Partnership recorded the facilitation fee as deferred income and is recognizing the income ratably over the remaining life of the note, as follows:

                   North Sea (Connecticut) Limited Partnership

                          Notes to Financial Statements

                 For the Years Ended December 31, 2003 and 2002


                     Year ending
                     December 31,

                           2004                      $        125,210
                           2005                               100,129
                           2006                                72,532
                           2007                                42,167
                           2008                                 8,756

                                                     $        348,794

6.       Partners Equity and Distributions

     Allocation of Net Income and Loss

(a)      Net income is allocated among the Partners as follows:

     (1) First, to the extent net loss had been allocated to the Class B Limited Partners or the General Partner in any prior year, as defined; net income equal to the aggregate amount of such unrecovered net loss shall be allocated first to the General Partner and then to the Class B Limited Partners; and

     (2) Any remaining net income shall be allocated to the General Partner, the Class A Limited Partners and the Class C Limited Partner in proportion to their percentage interests of 1%, 49% and 50%, respectively.

          Therehave been no net losses allocated to Class B Limited Partners or the General Partner prior to 2003.

(b)      Net loss shall be allocated among the Partners as follows:

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

     Distributions

     The Partnership shall make distributions to the Partners, as follows:

     (a) Distributions of available cash, as defined, shall be distributed to the General Partner, the Class B Limited Partners and the Class C Limited Partner, as and when determined by the General Partner, in accordance with their percentage interests of 1%, 49% and 50% respectively. Class A Partners are not entitled to distributions.

     (b) Upon liquidation each of the aforementioned Partners are entitled to their percentage distribution interest respectively.

                               SECOND AMENDMENT TO
                           LOAN AND SECURITY AGREEMENT



          This SECOND AMENDMENT TO LOAN AND SECURITY AGREEMENT (the "Amendment") is made as of April 9, 2003 by and between ICON Cash Flow Partners L.P. Seven, a Delaware limited partnership ("Borrower 1"), ICON Income Fund Eight A L.P., a Delaware limited partnership ("Borrower 2"), ICON Income Fund Eight B L.P., a Delaware limited partnership ("Borrower 3"), and ICON Income Fund Nine, LLC, a Delaware limited liability company ("Borrower 4" and together with Borrower 1, Borrower 2 and Borrower 3, "Borrower"), on the one hand, and Comerica Bank-California, a California banking corporation ("Lender"), on the other hand, with respect to the Loan and Security Agreement, dated as of May 30, 2002, and the First Amendment to Loan and Security Agreement, dated as of December 1, 2002, entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Lender (as amended and modified through but excluding the date hereof, the "Agreement")."

                                    RECITALS

         WHEREAS, Borrower and Lender entered into the Agreement;

          WHEREAS, Borrower 1, Borrower 2 and Borrower 3 violated a covenant in the Agreement by each failing to earn a net profit after taxes of at least $1.00 for the fiscal year ending December 31, 2002, as required by Section
     7.4 of the Agreement ("Section 7.4 Profitability Covenant");

          WHEREAS, Borrower has requested that Lender waive the violation of the
     Section 7.4 Profitability Covenant described in the preceding recital for the fiscal year ending December 31, 2002 only;

          WHEREAS, Borrower represent and warrant that, except for the violation of the Section 7.4 Profitability Covenant for the fiscal year ending December 31, 2002, described above, they each are in compliance with all terms, covenants and conditions of the Agreement and all representations and warranties in the Agreement are true and correct;

     WHEREAS, Borrower represent and warrant that, upon execution of this Amendment, they will each be in compliance with all terms, covenants and conditions of the Agreement, as amended by this Amendment, and all representations and warranties made by them in the Agreement, as amended by this Amendment, are and will be true and correct;

     WHEREAS, a deposit  account  in the name of  Borrower  4 is  maintained  at
          Lender, in the name of Borrower 4, and Lender has a perfected security interest in that deposit account and the proceeds thereof pursuant to the Agreement, which account has on deposit the sum of $9,000,000.00 or more;

          WHEREAS, Lender is willing to agree to Borrower's request, on the terms and conditions set forth below;

          NOW, THEREFORE, IT IS AGREED THAT:

          1. Definitions. Unless otherwise indicated, words and terms which are defined in the Agreement shall have the same meaning where used herein.

          2. Amendments. A new Section 5.12.3 is added to Agreement, to read as follows:

          5.12.3 Maintain on deposit with Lender in Deposit Account 1892187368, or such other deposit account or accounts as Borrower and Lender may agree, cash in an amount equal to or greater than the outstanding principal balance of the Loans. Borrower agree that Lender may refuse to allow any withdrawal from such deposit account or accounts if the effect of doing so would be to reduce the cash balance to an amount less than the outstanding principal balance of the Loans. In addition, Borrower may not obtain a Revolving Loan if the effect of doing so would be to increase the outstanding principal balance of the Loans to an amount greater than the amount of cash in the above-described deposit account or accounts.

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

          4. Compliance with Loan Documents. Borrower 1, Borrower 2, Borrower 3 and Borrower 4 each represents and warrants to Lender as follows: Except as stated in the Recitals to this Amendment: (a) as of the date hereof, each Borrower has complied, and is in compliance, with all of the terms, covenants and conditions of the Loan Agreement and the other Loan Documents applicable to it; (b) as of the date hereof, there exists no Event of Default under the Loan Agreement or any of the other Loan Documents or an event which would constitute an Event of Default upon the lapse of time or upon the giving of notice and the lapse of time specified therein; and (c) the representations and warranties of each Borrower in the Loan Agreement and the other Loan Documents are true and with the same effect as though such representations and warranties had been made by such Borrower as of the date hereof Each Borrower further represents and warrants that, upon this Amendment becoming effective, each Borrower will be in compliance with all of the terms, covenants, and conditions of the Loan Agreement and the other Loan Documents, and all representations and warranties will be true.

     5. Authorization Each party hereto represents to the other that the individual executing this Amendment on its behalf is the duly appointed signatory of such party and that such individual is authorized to execute this Amendment by or on behalf of such party and to take all action required by the terms of this Amendment.

     6. When Amendment is Effective. This Amendment shall be deemed binding and effective as of April 9, 2003 when this Amendment is executed by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Lender.

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

ICON CASH FLOW PARTNERS L.P.
SEVEN, a Delaware Limited Partnership
By ICON Capital Corp., its general partner

By:____________________________
         Paul B. Weiss, President









     ICON INCOME FUND EIGHT A L.P., a Delaware Limited Partnership By ICON Capital Corp., its general partner

ICON INCOME FUND NINE, LLC, a Delaware Limited Liability Company
By:   ICON Capital Corp., its manager


By:_______________________________
         Paul B. Weiss, President
         Address for Notices:
         ICON INCOME FUND NINE, LLC
         Attention: General Counsel
         100 5thAvenue, 10th Floor
         New York, New York 10011
         Facsimile No.: (212) 418-4739


COMERICA BANK-CALIFORNIA, a California banking corporation

By:______________________________
         John Esposito, Vice President
By:_________________________
         Paul B. Weiss, President


ICON INCOME FUND EIGHT B L.P.,
a Delaware Limited Partnership;;
By ICON Capital corp., its general partner

By:__________________________
         Paul B. Weiss, President
















                               THIRD AMENDMENT TO
                           LOAN AND SECURITY AGREEMENT


     This THIRD AMENDMENT TO LOAN AND SECURITY AGREEMENT (the "Amendment") is made as of July 31, 2003 by and between ICON Cash Flow Partners L.P. Seven, a Delaware limited partnership ("Borrower 1"), ICON Income Fund Eight A L.P., a
Delaware limited partnership ("Borrower 2"), ICON Income Fund Eight B L.P., a Delaware limited partnership ("Borrower 3"), and ICON Income Fund Nine, LLC, a Delaware limited liability company ("Borrower 4" and together with Borrower 1, Borrower 2 and Borrower 3, "Borrower" or "Borrowers"), on the one hand, and Comerica Bank, successor by merger to Comerica Bank-California ("Lender"), on the other hand, with respect to the Loan and Security Agreement, dated as of May 30, 2002, the First Amendment to Loan and Security Agreement, dated as of December 1, 2002, entered into by Borrower 1, Borrower 2, Borrower 3, and Comerica Bank-California, the Second Amendment to Loan and Security Agreement, dated as of April 9, 2003, entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank-California, and the letter agreement dated May 31, 2003 entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank-California (as amended and modified through but excluding the date hereof, the "Agreement")."

                                                               RECITALS

     WHEREAS, Borrower and Lender entered into the Agreement;

     WHEREAS, the Revolving Loan Maturity Date under the Agreement is July 31, 2003;

     WHEREAS, Borrower has requested that Lender extend the Revolving Loan Maturity Date to May 31, 2004;

     WHEREAS, Lender is willing to agree to Borrower's request, on the terms and conditions set forth below;

         NOW, THEREFORE, IT IS AGREED THAT:

     1. Definitions. Unless otherwise indicated, words and terms which are defined in the Agreement shall have the same meaning where used herein.

2.       Amendments.

     (a) The definition of "Borrowing Base" in the Agreement is amended to read as follows:

     Borrowing Base - means 80% of the Present Value of the Eligible Borrowing Base Contracts, plus Pledged Cash.




     (b) A new definition of "Cash Equivalents" is added to the Agreement, to read as follows:

     Cash Equivalents - the sum outstanding, at any one time, of (i) all cash (in United States dollars) owned by Borrower at such time plus (ii) the fair market value of all cash equivalents and short term investments (as those terms are defined in GAAP) owned by Borrower at such time, in each case excluding Pledged Cash.

     (c) The definition of "Eligible Borrowing Base Contract" in the Agreement is amended by adding the following subsections:

     (l) At the time Borrower seeks to have Lender make a Revolving Loan based on such contract, the Lessee or Debtor, as the case may be, must have a Standard & Poor's bond rating of BBB or better or a Risk Rating of 3 or better on Lender's internal risk rating system;

     (m) Lender, in its sole and absolute discretion, determines that it is willing to make a Revolving Loan based on such contract;

     (n) Lender shall have received a written acknowledgment, in form and substance satisfactory to Lender, from the Debtor or Lessee, as the case may be (and from the lender or lessor if the contract is an Indirect Loan Contract or an Indirect Lease) authenticating the contract, identifying the existing parties to the contract, stating that the contract is in full force and effect, stating that no default exists under the contract, stating that no prepayments on the contract have been made (or identifying such prepayments if any have been made), stating that the acknowledging party has not received any notice that the lender's/lessor's interest in the contract has been assigned or pledged to any other person, and providing such other information as Lender may request. As to contracts based on which Lender made a Revolving Loan prior to July 31, 2003, such written acknowledgment must be received by Lender within 45 days after Lender's demand to Borrower for such an acknowledgment; and

     (o) Payments made on contracts of the type described in Sections 2.11(a) and 2.11(c) of this Agreement on or after October 1, 2003 are received in the Lockbox; and payments paid to a Borrower with respect to contracts of the type described in Section 2.11(b) of this Agreement on or after October 1, 2003 are received in the Lockbox.

     (d) A new definition is added to the Agreement, to read as follows:

     Lockbox - has the meaning set forth in Section 2.11(a) hereof.

(e)      A new definition is added to the Agreement, to read as follows:

     Pledged Cash - Cash owned by Borrower maintained in a deposit account or deposit accounts with Lender in the name of one or more Borrowers, in which Lender has a perfected first priority security interest to secure payment and performance of the Obligations, and which Borrower has agreed in writing may not be withdrawn by Borrower.

     (f) The definition of "Revolving Loan Maturity Date" in the Agreement is amended to read as follows:

                       Revolving Loan Maturity Date - May 31, 2004.

(g)      Section 1.3.1 of the Agreement is amended to read as follows:

     1.31 Facility Fee. A Facility Fee in the amount of $87,500.00 per year, payable in arrears in installments of $21,875.00 per quarter payable on June 30, September 30, December 31, and March 31 of each year through the Revolving Loan Maturity Date or, if an extension of time beyond the Revolving Loan Maturity Date for advances and repayment is provided, through the end of the extension period.

     (h) A new Section 2.11 is added to the Agreement to read as follows:

2.11     Lockbox.

     (a) On all Loan Contracts and Leases based on which Lender has made a Loan, Borrower shall notify all Debtors and Lessees in writing, by means of a letter in the form attached hereto as Exhibit 5, to remit all payments to a post office box designated by Lender, to which only Lender shall have access ("Lockbox"), and notify such Debtors and Lessees that such designation may not be changed without the written consent of Comerica Bank.

     (b) On all Indirect Loan Contracts and Indirect Leases based on which Lender has made a Loan, when the lender or lessor is not an Affiliate of any Borrower, Borrower shall notify the applicable lender or lessor in writing, by means of a letter in the form attached hereto as Exhibit 6, to remit all payments payable to such Borrower to the Lockbox, and notify such lender or lessor that such designation may not be changed without the written consent of Comerica Bank. (c) On all Indirect Loan Contracts and Indirect Leases based on which Lender has made a Loan, when the lender or lessor is an Affiliate of any Borrower, Borrower shall cause such lender or lessor to notify the Debtor and Lessee in writing, by means of a letter in the form attached hereto as Exhibit 7, to remit all payments to the Lockbox, and notify such Debtors and Lessees that such designation may not be changed without the written consent of Comerica Bank. Borrower shall also cause such lender or lessor to execute a power of attorney in form and substance satisfactory to Lender authorizing Lender to endorse and negotiate all items received in the Lockbox and collect all proceeds thereof, and shall obtain the written consent of all Persons that have a direct or indirect interest in the lender's or lessor's interest in the contract to this procedure. (d) Borrower shall provide the notices described in subsections
(a), (b) and (c) by a means requiring a written receipt and promptly deliver to Lender copies of the notices and proof of receipt by each of the recipients. For Loan Contracts and Leases based on which Lender has made a Loan prior to July 31, 2003, such notices must be sent by Borrower no later than three Business Days after the execution of the Third Amendment to the Agreement. For Loan Contracts and Leases based on which Lender makes a Loan on or after July 31, 2003, such notices must be sent within three Business Days after the Loan is made. All invoices and other documents sent by Borrower to any person to whom the notices described in subsections (a), (b) and (c) are to be sent, stating where the recipient is to remit payment, shall identify the Lockbox as the place to remit payment. (e) For the Loan Contracts and Leases described in subsections
(a) and (b), as long as no Event of Default has occurred, Lender shall deliver the items received in the Lockbox to Borrower. For the Loan Contracts and Leases described in subsections (a) and (b), effective upon the occurrence of an Event of Default, Lender may retain items received in the Lockbox and apply them, and the proceeds thereof, to the Obligations. (f) For the Loan Contracts and Leases described in subsection (c), as long as no Event of Default has occurred, Lender shall deliver the items received in the Lockbox to the applicable Affiliate lender or lessor. For the Loan Contracts and Leases described in subsection (c), effective upon the occurrence of an Event of Default, Lender may endorse and negotiate all items received in the Lockbox and collect all proceeds thereof, apply to the Obligations any portion thereof to which any Borrower is entitled, and remit the excess to the applicable Affiliate lender or lessor on such Loan Contract or Lease.

(i)      Section 5.12.3 of the Agreement is deleted.

(j)      Section 5.14 of the Agreement is amended to read as follows:

     5.14 Audits. Permit Lender or representatives of Lender to conduct audits of Borrower's books and records relating to the Accounts, Inventory, Leases, Loan Contracts and other Collateral and make extracts therefrom no less frequently than annually (or at any time and without notice required if an Event of Default has occurred and is continuing) with results satisfactory to Lender, provided that Lender shall use its best efforts to not interfere with the conduct of Borrower's business, and arrange for verification of the Accounts directly with the account debtors obligated thereon or otherwise, of the Leases directly with the Lessees, and of the Loan Contracts directly with the Debtors, all under reasonable procedures acceptable to Lender and at Borrower's sole expense. Borrower shall pay all reasonable expenses incurred by Lender with respect to such audits.

     (k) Section 6.9 of the Agreement is amended by adding the following sentence at the end: "Notwithstanding anything to the contrary indicated above, Borrower shall not without Lender's prior written consent, after the end of a particular Borrower's reinvestment period, pay distributions or dividends to members, partners or shareholders of such particular Borrower, or redeem or retire any interest of any partner, member or shareholder of such particular Borrower if any amount of principal, interest or late charges remains outstanding on Revolving Loans made to such particular Borrower. In addition, a Borrower may not use proceeds received from the sale or other disposition of assets after the end of its reinvestment period to purchase Leases, Loan Contracts or other assets."

(l)      Section 7.1 of the Agreement is amended to read as follows:

     7.1 Aggregate Tangible Net Worth. All Borrowers, in the aggregate, shall maintain, as of the last day of the specified quarter, a Tangible Net Worth of not less than $155,000,000.

(m)      Section 7.3 of the Agreement is deleted and replaced by the following:

     7.3 Total Liabilities to Tangible Net Worth. All Borrowers, in the aggregate, shall maintain, as of the last day of each quarter, a ratio of total liabilities to Tangible Net Worth of not greater than 3.00 to 1.00.

(n)      Section 7.4 of the Agreement is deleted and replaced by the following:

     7.4 Minimum Cash Balance. Borrower shall ensure that at all times the sum of (a) the fair market value of Cash Equivalents owned by Borrower plus (b) Borrower's Unused Loan Capacity totals at least $7,500,000. For purposes of this section, "Borrower's Unused Loan Capacity" at any point in time equals the amount by which the lesser of (i) the Borrowing Base or (ii) the Maximum Revolving Amount exceeds the Obligations, as reflected to Lender's reasonable satisfaction in the monthly report described in the next sentence. Borrower shall provide to Lender as part of its monthly Borrowing Base/Eligible Borrowing Base Contract Aging Report within 15 days of each month end, information sufficient to show the amount of Cash Equivalents owned by it and its Unused Loan Capacity.

(o)      A new Section 10.19 is added to the Agreement, to read as follows:

     10.19 Waivers and Consents. Except as otherwise expressly provided in this Agreement, each Borrower waives notice of any Loans, notice of the occurrence of any default, Event of Default, or of any demand for any payment under this Agreement, notice of any action at any time taken or omitted by Lender under or in respect of any of the Obligations, any requirement of diligence or to mitigate damages and, generally, to the extent permitted by applicable law, all demands, notices, and other formalities of every kind in connection with this Agreement (except as otherwise provided in this Agreement). Each Borrower hereby assents to, and waives notice of, any extension or postponement of the time for the payment of any of the Obligations, the acceptance of any payment of any of the Obligations, the acceptance of any partial payment thereon, any waiver, consent or other action or acquiescence by Lender at any time or times in respect of any default by any Borrower in the performance or satisfaction of any term, covenant, condition or provision of this Agreement, any and all other indulgences whatsoever by Lender in respect of any of the Obligations, and the taking, addition, substitution or release, in whole or in part, at any time or times, of any security for any of the Obligations or the addition, substitution or release, in whole or in part, of any Borrower. Without limiting the generality of the foregoing, each Borrower assents to any other action or delay in acting or failure to act on the part of Lender with respect to the failure by any Borrower to comply with any of its respective Obligations, including, without limitation, any failure strictly or diligently to assert any right or to pursue any remedy or to comply fully with applicable laws or regulations thereunder, which might, but for the provisions of this section, afford grounds for terminating, discharging or relieving any Borrower, in whole or in part, from any of its Obligations, it being the intention of each Borrower that, so long as any of the Obligations hereunder remain unsatisfied, the Obligations of such Borrower shall not be discharged except by performance and then only to the extent of such performance. The Obligations of each Borrower shall not be diminished or rendered unenforceable by any winding up, reorganization, arrangement, liquidation, reconstruction or similar proceeding with respect to any Borrower or Lender. Each Borrower represents and warrants that it is currently informed of the financial condition of all Borrowers and of all other circumstances which a diligent inquiry would reveal and which bear upon the risk of nonpayment of the Obligations, and will continue to keep so informed. Each Borrower waives all rights and defenses arising out of an election of remedies by Lender.

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

     4. Compliance with Loan Documents. Borrower 1, Borrower 2, Borrower 3 and Borrower 4 each represents and warrants to Lender as follows: (a) as of the date hereof, each Borrower has complied, and is in compliance, with all of the terms, covenants and conditions of the Loan Agreement and the other Loan Documents applicable to it; (b) as of the date hereof, there exists no Event of Default under the Loan Agreement or any of the other Loan Documents or an event which would constitute an Event of Default upon the lapse of time or upon the giving of notice and the lapse of time specified therein; and (c) the representations and warranties of each Borrower in the Loan Agreement and the other Loan Documents are true and with the same effect as though such representations and warranties had been made by such Borrower as of the date hereof. Each Borrower further represents and warrants that, upon this Amendment becoming effective, each Borrower will be in compliance with all of the terms, covenants, and conditions of the Loan Agreement and the other Loan Documents, and all representations and warranties will be true.

     5. Authorization. Each party hereto represents to the other that the individual executing this Amendment on its behalf is the duly appointed signatory of such party and that such individual is authorized to execute this Amendment by or on behalf of such party and to take all action required by the terms of this Amendment.

     6. When Amendment is Effective. This Amendment shall be deemed binding and effective as of July 31, 2003 when this Amendment is executed by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Lender.

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

                                                       [SIGNATURES ON NEXT PAGE]

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

By:___________________________              By:__________________________
         Paul B. Weiss, President                     Paul B. Weiss, President



ICON INCOME FUND EIGHT A L.P.,               COMERICA BANK, SUCCESSOR BY MERGER
a Delaware Limited Partnership               TO COMERICA BANK-CALIFORNIA
By ICON Capital Corp., its general partner
                                             By: ___________________________
By:_____________________________
         Paul B. Weiss, President



ICON INCOME FUND EIGHT B L.P.,
a Delaware Limited Partnership
By ICON Capital Corp., its general partner

By:______________________________
         Paul B. Weiss, President

                                    Exhibit 5

                             Notice to Debtor/Lessee

                            [Stationery of Borrower]

                                     [Date]


[Name and Address
of Debtor/Lessee]

         Re:  [Identify Loan Contract/Lease]

Gentlemen:

     The undersigned is the [lender/lessor] on the above contract. This letter is to inform you that the undersigned has assigned to Comerica Bank the right to receive payments hereafter made on that contract. Accordingly, all payments you make to the undersigned on the above contract should hereafter be made payable to [Name of applicable Borrower] and sent to Post Office Box ________________________[Address]. If you do not remit your payments in that manner and send the payments to that address, the payments may not discharge your obligation under that contract.

     Thank you for your cooperation in this matter. This instruction is irrevocable and may not be changed without the written consent of Comerica Bank. This letter does not, however, change the identity of the persons to whom you are otherwise obligated to give notices with respect to the above contract.

                                                     Yours truly,

                                                     [SIGNATURE BLOCK FOR
                                                     APPLICABLE BORROWER]



Cc:  Comerica Bank

                                    Exhibit 6

                      Notice to Non-Affiliate Lender/Lessor
                 on Indirect Loan Contracts and Indirect Leases


                            [Stationery of Borrower]

                                     [Date]


[Name and Address
of Non-Affiliate
Lender/Lessee]

         Re:  [Identify Applicable Indirect Loan Contract/Indirect Lease]

Gentlemen:

     The undersigned is one of the [partners/members/beneficiaries]of [name of Addressee]. [Name of Addressee] is the [lender/lessor] under the above contract. This letter is to notify you that the undersigned has assigned to Comerica Bank the right to receive payments hereafter payable by you to the undersigned in connection with that contract. Accordingly, all payments you make to the undersigned in connection with that contract should hereafter be made payable to [Name of applicable Borrower] and sent to Post Office Box ____________[Address]. If you do not remit your payments in that manner and send the payments to that address, the payments may not discharge your obligation.

     Thank you for your cooperation in this matter. This instruction is irrevocable and may not be changed without the written consent of Comerica Bank. This letter does not, however, change the identity of the persons to whom you are otherwise obligated to give notices with respect to the above contract.

                                                     Yours truly,

                                                     [SIGNATURE BLOCK FOR
                                                     APPLICABLE BORROWER]


Cc:  Comerica Bank

                                    Exhibit 7

     Notice from Affiliate Lender/Lessor on Indirect Loan Contracts and Indirect Leases


                     [Stationery of Affiliate Lender/Lessor]


                                     [Date]



[Name and Address
of Debtor/Lessee]

         Re:  [Identify Loan Contract/Lease]

Gentlemen:

     The undersigned is the [lender/lessor] on the above contract. This letter is to inform you that the undersigned has assigned to Comerica Bank the right to receive payments hereafter made on that contract. Accordingly, all payments you make to the undersigned on the above contract should hereafter be made to [Name of Affiliate] and sent to Post Office Box ______________ [Address]. If you do not remit your payment in that manner and send the payments to that address, the payment may not discharge your obligation under that contract.

     Thank you for your cooperation in this matter. This instruction is irrevocable and may not be changed without the written consent of Comerica Bank. This letter does not, however, change the identity of the persons to whom you are otherwise obligated to give notices with respect to the above contract.

                                                              Yours truly,

                                                              [SIGNATURE BLOCK
                                                              FOR AFFILIATE]


Cc:  Comerica Bank

                               FOURTH AMENDMENT TO
                           LOAN AND SECURITY AGREEMENT


     This FOURTH AMENDMENT TO LOAN AND SECURITY AGREEMENT (the "Amendment") is made as of November 3, 2003 by and between ICON Cash Flow Partners L.P. Seven, a Delaware limited partnership ("Borrower 1"), ICON Income Fund Eight A L.P., a
Delaware limited partnership ("Borrower 2"), ICON Income Fund Eight B L.P., a Delaware limited partnership ("Borrower 3"), and ICON Income Fund Nine, LLC, a Delaware limited liability company ("Borrower 4" and together with Borrower 1, Borrower 2 and Borrower 3, "Borrower" or "Borrowers"), on the one hand, and Comerica Bank, successor by merger to Comerica Bank-California ("Lender"), on the other hand, with respect to the Loan and Security Agreement, dated as of May 30, 2002, the First Amendment to Loan and Security Agreement, dated as of December 1, 2002, entered into by Borrower 1, Borrower 2, Borrower 3, and Comerica Bank-California, the Second Amendment to Loan and Security Agreement, dated as of April 9, 2003, entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank-California, the letter agreement dated May 31, 2003 entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank-California, and the Third Amendment to Loan and Security Agreement dated as of July 31, 2003, entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank (as amended and modified through but excluding the date hereof, the "Agreement")."

                                                               RECITALS

     WHEREAS, Borrower and Lender entered into the Agreement;

     WHEREAS, the Revolving Loan Maturity Date under the Agreement is May 31, 2004;

     WHEREAS,  Borrower has  requested  that Lender  extend the  Revolving  Loan
Maturity Date to December 31, 2004 and make certain other changes in the Agreement;

     WHEREAS, Lender is willing to agree to Borrower's request, on the terms and conditions set forth below;

         NOW, THEREFORE, IT IS AGREED THAT:

     1. Definitions. Unless otherwise indicated, words and terms which are defined in the Agreement shall have the same meaning where used herein.

3.       Amendments.

     (a) The definition of "Revolving Loan Maturity Date" in the Agreement is amended to read as follows:

                        Revolving Loan Maturity Date - December 31, 2004.

(b)      Section 1.11 of the Agreement is deleted.

(c)      Section 3.1.5 of the Agreement is amended to read as follows:

     3.1.5 Insurance. Borrower shall have delivered to Lender satisfactory evidence of insurance coverage required by Section 5.3 of this Agreement, to the extent requested by Lender.

(d)      Section 5.3 of the Agreement is amended to read as follows:

     5.3 Insurance. Maintain, or cause the Lessee under each Lease and the Debtor under each Loan Contract or Indirect Loan Contract to maintain, insurance on the equipment subject thereto with responsible insurance carriers, insuring against loss or damage by fire, theft, explosion, sprinklers and all other hazards and risks ordinarily insured against by other owners who use such equipment in similar businesses, for the full insurable value thereof; and provide evidence of such insurance to Lender upon Lender's request. This Section
5.3 does not require Borrower to have Lender added as a loss payee or additional insured on insurance policies for Revolving Loan Contracts, although Lender may impose such a requirement if an Event of Default has occurred.

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

     4. Compliance with Loan Documents. Borrower 1, Borrower 2, Borrower 3 and Borrower 4 each represents and warrants to Lender as follows: (a) as of the date hereof, each Borrower has complied, and is in compliance, with all of the terms, covenants and conditions of the Loan Agreement and the other Loan Documents applicable to it; (b) as of the date hereof, there exists no Event of Default under the Loan Agreement or any of the other Loan Documents or an event which would constitute an Event of Default upon the lapse of time or upon the giving of notice and the lapse of time specified therein; and (c) the representations and warranties of each Borrower in the Loan Agreement and the other Loan Documents are true and with the same effect as though such representations and warranties had been made by such Borrower as of the date hereof. Each Borrower further represents and warrants that, upon this Amendment becoming effective, each Borrower will be in compliance with all of the terms, covenants, and conditions of the Loan Agreement and the other Loan Documents, and all representations and warranties will be true.

     5. Authorization. Each party hereto represents to the other that the individual executing this Amendment on its behalf is the duly appointed signatory of such party and that such individual is authorized to execute this Amendment by or on behalf of such party and to take all action required by the terms of this Amendment.

     6. When Amendment is Effective. This Amendment shall be deemed binding and effective as of November 3, 2003 when this Amendment is executed by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Lender.

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

                                                       [SIGNATURES ON NEXT PAGE]

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

By:___________________________              By:__________________________
         Paul B. Weiss, President              Paul B. Weiss, President



ICON INCOME FUND EIGHT A L.P.,                COMERICA BANK, SUCCESSOR BY MERGER
a Delaware Limited Partnership                TO COMERICA BANK-CALIFORNIA
By ICON Capital Corp., its general partner
                                               By: ___________________________
By:_____________________________                   Todd Robertson
         Paul B. Weiss, President                  Corporate BankingOfficer-
                                                   Western Division



ICON INCOME FUND EIGHT B L.P.,
a Delaware Limited Partnership
By ICON Capital Corp., its general partner

By:______________________________
         Paul B. Weiss, President