Form 10-Q
period 2004-03-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 2004-05-18
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                  March 31, 2004
                              --------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________________to ___________________

Commission File Number                           33-94458
                      ----------------------------------------------------------

                       ICON Cash Flow Partners L.P. Seven
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                           13-3835387
--------------------------------                       -------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification Number)


                  100 Fifth Avenue New York, New York                      10011
--------------------------------------------------------------------------------
  (Address of principal executive offices)                            (Zip code)


                                 (212) 418-4700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X] No

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheets




                                                        (unaudited)
                                                          March 31,         December 31,
                                                            2004               2003
                                                            ----               ----

       Assets
       ------

Cash                                                  $          87,986  $        301,256
                                                      -----------------  ----------------
Investment in finance leases and financings
   Minimum rents receivable                                     530,315           904,811
   Estimated unguaranteed residual values                     1,188,402         1,188,402
   Initial direct costs, net                                      1,299             1,299
   Unearned income                                              (51,188)          (55,036)
   Allowance for doubtful accounts                             (239,516)         (239,516)
                                                      -----------------  ----------------

                                                              1,429,312         1,799,960
                                                      -----------------  ----------------

Investment in operating leases
   Equipment at cost                                          2,565,000         6,352,370
   Accumulated depreciation                                    (416,657)       (1,614,224)
                                                      -----------------  ----------------

                                                              2,148,343         4,738,146
                                                      -----------------  ----------------

Equipment held for sale or lease, net                        16,620,508        15,569,831
                                                      -----------------  ----------------

Net investment in leveraged leases                            9,958,455        19,631,879
                                                      -----------------  ----------------

Investment in estimated unguaranteed residual values          4,686,758         4,686,758
                                                      -----------------  -----------------

Investments in unconsolidated joint ventures                  3,813,303         4,000,169
                                                      -----------------  ----------------

Due from affiliates, net                                        369,071           369,071
                                                      -----------------  -----------------

Other assets, net                                               801,977           966,486
                                                      -----------------  -----------------

Total assets                                          $      39,915,713  $     52,063,556
                                                      =================  ================




                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                Condensed Consolidated Balance Sheets (Continued)




                                                         (unaudited)
                                                           March 31,      December 31,
                                                             2004            2003
                                                             ----            ----

       Liabilities and Partners' Equity
       ---------------------------------

Notes payable - non-recourse                            $  16,651,548    $  22,129,648
Notes payable - recourse                                   13,518,468       14,027,055
Due to General Partner and affiliates, net                    130,214           51,522
Security deposits, deferred credits and other payables        428,958          429,127
Minority interest in joint ventures                            21,483           22,871
                                                        -------------    -------------

                                                           30,750,671       36,660,223
                                                        -------------    -------------

Partners' equity (deficiency)
   General Partner                                           (757,256)        (694,873)
   Limited Partners (987,548 units outstanding,
     $100 per unit original issue price)                    9,922,298       16,098,206
                                                        -------------   --------------

     Total partners' equity                                 9,165,042       15,403,333
                                                        -------------   --------------

Total liabilities and partners' equity                  $  39,915,713   $   52,063,556
                                                        =============   ==============











See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)



                                                          2004                2003
                                                          ----                ----

Revenues
  Finance income                                    $        3,848    $          23,022
  Rental income                                            105,624              367,686
  Income from leveraged leases, net                        700,619              599,918
  Net gain on sales of equipment and investments              -                  38,548
  Income from investments in
   unconsolidated joint ventures                           346,482              303,990
  Interest income and other                                    409                2,331
                                                   ---------------    -----------------

   Total revenues                                        1,156,982            1,335,495
                                                   ---------------    -----------------

Expenses
  Provision for impairment loss                          4,700,000              350,000
  Depreciation expense                                   1,518,259            1,379,374
  Interest                                                 404,064              693,830
  General and administrative                               242,197              364,419
  Management fees - General Partner                        377,792              442,619
  Administrative expense reimbursements-
    General Partner                                        122,256              178,516
  Amortization of initial direct costs                      31,384              128,680
  Minority interest expense                                   (679)               1,183
                                                  ----------------    -----------------

   Total expenses                                        7,395,273            3,538,621
                                                  ----------------    -----------------

Net loss                                          $     (6,238,291)   $      (2,203,126)
                                                  ================    =================

Net loss allocable to:
   Limited Partners                               $     (6,175,908)   $      (2,181,095)
   General Partner                                         (62,383)             (22,031)
                                                  ----------------    -----------------

                                                  $     (6,238,291)   $      (2,203,126)
                                                  ================    =================

Weighted average number of limited
   partnership units outstanding                           987,458              987,548
                                                  ================    =================

Net loss per weighted average
   limited partnership unit                       $          (6.25)   $           (2.21)
                                                  ================    =================




See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

         Condensed Consolidated Statement of Changes in Partners' Equity

                    For the Three Months Ended March 31, 2004

                                   (unaudited)



                             Limited             General
                            Partners             Partner            Total
                            --------             -------            -----


Balance at
   January 1, 2004      $     16,098,206    $     (694,873)   $   15,403,333

Net loss                      (6,175,908)          (62,383)       (6,238,291)
                        ----------------    --------------    --------------

Balance at
   March 31, 2004       $      9,922,298    $     (757,256)   $    9,165,042
                        ================    ==============    ==============















See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)





                                                                        2004                2003
                                                                        ----                ----

Cash flows from operating activities:
   Net loss                                                       $     (6,238,291)   $    (2,203,126)
                                                                  ----------------    ---------------
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Rental income paid directly to lenders by lessees                       -             (367,686)
       Provision for impairment loss                                     4,700,000             -
       Interest expense on non-recourse financings paid
         directly by lessees and interest accreted                         241,585            425,087
       Amortization of initial direct costs                                 31,384            128,680
       Depreciation expense                                              1,518,259          1,379,374
       Income from leveraged leases, net                                  (700,619)          (249,918)
       Income from investments in unconsolidated joint ventures           (346,482)          (303,990)
       Net gains on sales of equipment and investments                         -              (38,548)
       Minority interest expense                                              (679)             1,183
       Changes in operating assets and liabilities:
         Collection of principal-non financed receivables                  328,274            145,848
         Other assets                                                      164,509            228,226
         Due to/from General Partner and affiliates                         78,692            591,853
         Security deposits, deferred credits and other payables               (169)           101,559
                                                                     -------------       ------------

         Total adjustments                                               6,014,754          2,041,668
                                                                     -------------       ------------

       Net cash used in operating activities                              (223,537)          (161,458)
                                                                     -------------        -----------

Cash flows from investing activities:
   Advances and proceeds from sales of equipment                            20,867            202,480
   Distributions received from unconsolidated joint ventures               543,628            249,724
                                                                     -------------        -----------

       Net cash provided by investing activities                           564,495            452,204
                                                                     -------------        -----------

Cash flows from financing activities:
   Cash distributions to partners                                             -            (1,246,906)
   Principal payments on notes payable - recourse debt                    (554,228)              -
                                                                     -------------        -----------

       Net cash used in financing activities                              (554,228)        (1,246,906)
                                                                     --------------       ------------

Net decrease in cash and cash equivalents                                 (213,270)          (956,160)

Cash and cash equivalents at beginning of period                           301,256          1,257,947
                                                                     -------------        -----------

Cash and cash equivalents at end of period                        $         87,986    $       301,787
                                                                     =============        ===========






                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows (Continued)

                                   (unaudited)

Supplemental Disclosures of Cash Flow Information

     For the three months ended March 31, 2004 and 2003, non-cash activities included the following:




                                                          2004              2003
                                                          ----              ----

Principal and interest on finance
   receivables paid directly to lenders by lessees    $   5,674,044    $  4,213,432
Rental income assigned - operating lease receivables         -              367,686
Principal and interest on non-recourse
   financing paid directly to lenders by lessees         (5,674,044)     (4,581,118)
                                                      -------------    ------------

                                                      $      -         $      -
                                                      =============    ============

Transfer of investment in operating leases,
   net of accumulated depreciation,
     to equipment held for sale or lease              $   2,327,558    $  3,444,412
                                                      =============    ============


Interest paid directly to lenders by lessees
   on non-recourse financings                         $     241,585    $     425,087
Other interest paid                                         162,479          268,743
                                                      -------------    -------------

Total interest expense                                $     404,064    $     693,830
                                                      =============    =============










See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2004

                                   (unaudited)

1.   Basis of Presentation

     The condensed consolidated financial statements of ICON Cash Flow Partners L.P. Seven (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2003 Annual Report on Form 10-K. Certain 2003 amount have been reclassified to conform to the 2004 presentation.

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

3.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2004 and 2003 were as follows:

                              2004            2003
                              ----            ----

Management fees          $    377,792     $    442,619    Charged to Operations
Administrative expense
  reimbursements              122,256          178,516    Charged to Operations
                         ------------     ------------

Total                    $    500,048     $    621,135
                         ============     ============

   As a result of the General Partner's review of its results of operations for its fiscal year ended March 31, 2004 , administrative expenses incurred by the General Partner on behalf of the Partnership of $60,000 were identified as having been incurred by the General Partner in the quarter ended December 31, 2003. Accordingly, this amount was subsequently charged to the Partnership in the quarter ended March 31, 2004.

     For the quarter ended March 31, 2004, the Partnership had a total receivable of $369,071 due from affiliates, primarily resulting from its share of distributions and rental payments received by affiliates on behalf of the Partnership. The Partnership also had a total payable of $130,214 due to the General Partner and affiliates for administrative expense reimbursements and rental payments received on behalf of the affiliates.

     The Partnership and its affiliates, entities in which ICON Capital Corp. is also the General Partner, formed eight joint ventures for the purpose of acquiring and managing various assets. (See Note 5 for additional information relating to the joint ventures)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

4.   Net Investment in Leveraged Leases

     The Partnership has ownership interests in a DC-10-30 aircraft subject to a leveraged lease with Federal Express through July 2004.

     The net investment in the leveraged lease as of March 31, 2004 and December 31, 2003 consisted of the following:




                                                               March 31,           December 31,
                                                                 2004                  2003
                                                                 ----                  ----
 Non-cancelable minimum rents receivable (net of
  principal and interest on non-recourse debt)           $         136,317       $      5,810,360
 Estimated unguaranteed residual values                         10,200,000             14,900,000
 Initial direct costs                                               19,996                 29,411
 Unearned income                                                  (397,858)            (1,107,892)
                                                          ----------------       ----------------

                                                          $      9,958,455       $     19,631,879
                                                          ================       ================


     The DC-10-30 aircraft is subject to a non-recourse debt agreement, which had a balance of $9,509,095 at March 31, 2004 and has a balloon payment due of approximately $9,600,000 at lease end, July 2004. As required by the non-recourse debt agreement the Partnership entered into a residual value insurance agreement with an unrelated third party. Under the insurance agreement, the insurer has the obligation to pay the insured amount to the lender at lease expiry. The Partnership believes the insured amount of $10,200,000, as stipulated in the insurance agreement is below the current fair market value of the aircraft. Therefore, the Partnership is currently evaluating its options, which includes the option to payoff the non-recourse debt at lease end. If the Partnership elects to payoff the non-recourse debt, it would, in effect, cancel the insurance agreement. The Partnership would then be able to remarket or sell the aircraft in line with its investment objectives. However, during the second quarter 2004, the insurer, pursuant to the insurance agreement, notified the Partnership of its intention to pay the insured amount of $10,200,000 at lease end which would thereby result in title of the aircraft being transferred to the insurer. As a result, the Partnership recorded an impairment charge of $4,700,000 in the quarter ended March 31, 2004 in order to reduce the estimated unguaranteed residual value of the aircraft to $10,200,000 in the event the Lender and the Partnership decide not to exercise their rights under the insurance agreement.

5.   Joint Ventures

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

Consolidated Joint Venture

     The venture described below is majority owned and is consolidated with the Partnership.

     ICON Cash Flow Partners L.L.C. III

     In December 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E") formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow L.L.C. III"), for the purpose of acquiring and managing an aircraft which was on lease to Continential Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10-30 with an original cost of $11,429,751. The original lease, which was accounted for as a leveraged lease, expired on April 30th 2003. Effective May 1, 2003, the aircraft was re-leased to World Airlines, Inc. on a "power-by-the-hour" basis. The Partnership and Series E contributed 99% and 1% of the cash required for such acquisition, respectively to ICON Cash Flow LLC III. ICON Cash Flow LLC III acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Seven.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

Investments in Unconsolidated Joint Ventures

     The seven joint ventures described below are 50% or less owned and are accounted for under the equity method, whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions.

     ICON Receivables 1997-A LLC

     In March 1997 the Partnership and affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners, L.P., Series E ("Series E") and ICON Cash Flow Partners L.P. Series D ("Series D") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing their cash flow collections. As of March 31, 2004, the Partnership, Series E, L.P. Six and Series D own 19.97%, 31.03%, 31.19%, and 17.81% interests, respectively, in 1997-A.

     Information as to the unaudited results of its operations for the three months ended March 31, 2004 and 2003 is summarized below:

                                  Three Months Ended     Three Months Ended
                                    March 31, 2004         March 31, 2003

Net loss                           $        28,530        $        26,631
                                   ===============        ===============

Partnership's share of net loss    $         5,696        $         5,317
                                   ===============        ===============

     ICON Receivables 1997-B LLC

     In August 1997, the Partnership and affiliates, Series E and L.P. Six, formed ICON Receivables 1997-B LLC ("1997-B") for the purpose of securitizing their cash flow collections. The Partnership, Series E and L.P. Six each contributed cash, equipment leases and residuals and received a 16.67%, 75.00% and 8.33% interest, respectively, in 1997-B.

     Information as to the unaudited results of its operations and distributions for the three months ended March 31, 2004 and 2003 is summarized below:

                                        Three Months Ended  Three Months Ended
                                          March 31, 2004      March 31, 2003

Net income (loss)                         $     207,614     $     (197,535)
                                          =============     ==============

Partnership's share of net income (loss)  $      34,609     $      (32,929)
                                          =============     ==============

Distributions                             $     206,128     $        -
                                          =============     ==============

Partnership's share of distributions      $      34,362     $        -
                                          =============     ==============

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON/Boardman Facility LLC

     In December 1998, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Six and ICON Income Fund Eight A L.P. ("Fund Eight A"), formed ICON/Boardman Facility LLC ("ICON BF"), for the purpose of acquiring a lease for a coal handling facility with Portland General Electric, a utility company. The purchase price totaled $27,421,810 and was funded with cash and non-recourse debt. The remaining venturers' shares in ICON BF at March 31, 2004 were .5025%, .5025%, and 98.995% for the Partnership, L.P. Six, and Fund Eight A, respectively. The non-recourse debt associated with this equipment was refinanced on May 6, 2004 at an interest rate of 3.65% maturing January 23, 2010. The outstanding debt as of March 31, 2004 was $3,573,324.

     Information as to the unaudited results of its operations for the three months ended March 31, 2004 and 2003 is summarized below:

                                    Three Months Ended     Three Months Ended
                                      March 31, 2004          March 31, 2003

Net income                            $      377,323          $       354,314
                                      ==============          ===============

Partnership's share of net income     $        1,896          $         1,780
                                      ==============          ================

     ICON/AIC Trust

     In 1999, ICON/AIC Trust ("AIC Trust") was formed to own and manage a portfolio of leases in England. The Partnership, L.P. Six and Fund Eight A own 30.76%, 25.51% and 43.73% interests in AIC Trust, respectively.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss, for a note receivable of (Pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. At March 31, 2004, the remaining amount receivable is (Pound)375,000 ($666,209 based upon the exchange rate at March 31, 2004).

     Information as to the unaudited results of its operations and distributions for the three months ended March 31, 2004 and 2003 is summarized below:

                                      Three Months Ended   Three Months Ended
                                        March 31, 2004       March 31, 2003

Net income                             $         4,652        $      11,051
                                       ===============        ==============

Partnership's share of net income      $         1,431        $       3,400
                                       ===============        ==============

Distributions                          $       683,603        $     722,005
                                       ===============        ==============

Partnership's share of distributions   $       210,276        $     222,089
                                       ===============        =============

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON Cheyenne LLC

     In December 2000, the Partnership and three affiliates, L.P. Six, Fund Eight A and Fund Eight B formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716. The purchase price consisted of cash of $11,401,151 and the assumption of non-recourse debt of $18,304,565. The non-recourse debt is structured so as to be amortized with rentals due under the leases. The leases expire on various dates through September 2006. The Partnership, L.P. Six, Fund Eight A and Fund Eight B have ownership interests of 10.31%, 1.0%, 1.0% and 87.69%, respectively, in ICON Cheyenne. The outstanding non-recourse debt balance at March 31, 2004 was $1,081,435.

     Information as to the unaudited results of its operations and distributions for the three months ended March 31, 2004 and 2003 is summarized below:

                                          Three Months Ended  Three Months Ended
                                            March 31, 2004      March 31, 2003

Net (loss) income                           $      (301,068)    $     256,681
                                            ================    =============

Partnership's share of net (loss) income    $       (31,040)    $      26,463
                                            ================    =============

Distributions                               $     2,900,000     $     268,045
                                            ================    =============

Partnership's share of distributions        $       298,990     $      27,635
                                            ================    =============

     ICON Aircraft 24846 LLC

     In 2000, the Partnership and two affiliates, Fund Eight A and ICON Income Fund Eight B L.P. ("Fund Eight B"), formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a Boeing 767-300ER aircraft originally leased to Scandinavian Airline Systems ("SAS") for a purchase price of $44,515,416. The purchase price was funded with cash of $2,241,371 and the assumption of non-recourse debt in the amount of $42,274,045. The lenders have a security interest in the aircraft and an assignment of the rental payments under the lease. The lease with SAS expired in March 2003, at which time the balance of the non-recourse debt outstanding was approximately $34,500,000. The Partnership has been making contributions toward interest only payments on the outstanding non-recourse debt, during the remarketing of the aircraft by the General Partner. The Partnership, Fund Eight-A and Fund Eight-B have ownership interests of 2.0%, 2.0% and 96.0%, respectively, in ICON Aircraft 24846.

     Information as to the unaudited results of its operations and contributions for the three months ended March 31, 2004 and 2003 is summarized below:


                                         Three Months Ended   Three Months Ended
                                           March 31, 2003       March 31, 2002

Net (loss) income                         $      (958,936)      $      187,359
                                          ===============       ==============

Partnership's share of net (loss) income  $       (19,179)      $        3,747
                                           ===============       ==============

Contribution                              $       290,557       $         -
                                          ===============       ==============

Partnership's share of contributions      $         5,811       $         -
                                          ===============       ==============

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

     The Partnership has guaranteed an amount between the stipulated loss value provided for in the financing and the loan balance. The maximum amount for which the Partnership is contingently liable at March 31, 2004 under this guarantee was approximately $72,000.

     Information as to the unaudited results of its operations for the three months ended March 31, 2004 and 2003 is summarized below:

                                    Three Months Ended       Three Months Ended
                                      March 31, 2004           March 31, 2003

Net income                            $      728,923           $       613,693
                                      ==============           ===============

Partnership's share of net income     $      364,461           $       306,846
                                      ==============           ===============

6.   Investment in Operating Leases and Equipment Held for Sale or Lease

     The Partnership is the sole owner of two special purpose entities ("SPEs") that own five marine vessels originally on charter to affiliates of Seacor Smit. The financial position and results of operations of each of the SPEs are consolidated with the Partnership. These vessels are subject to outstanding non-recourse debt with a lender. Under the original loan agreements with the SPEs, all charter revenue was paid to the lender to amortize the outstanding debt. At the end of the original charter term of each vessel, it was expected that the individual vessels would either be re-chartered or sold with proceeds paid to the lender until the debt was fully repaid. Several of the vessels had been re-chartered during depressed periods of bareboat charter rates. As such, the lender has not received the full payment and the non-recourse notes have been declared in default. The total outstanding debt balance as of March 31, 2004 is approximately $7.25 million.

     On September 4, 2003, the lender took control of the vessels and commenced remarketing efforts. The General Partner also continues to look for potential sale or re-charter opportunities on behalf of the SPEs. The SPEs remain the titled owner of the vessels and as such are entitled to sale proceeds above the outstanding debt balance regardless of whether it is the General Partner's or the lender's remarketing activities that produces a sale. Both the General Partner and the lender are seeking a sale in line with recent appraised values. A sale was scheduled for May 12, 2004, which the results of the sale were not available at the time of this filing.

     Based upon its recent remarketing efforts and appraisals received by the Partnership, the General Partner determined that the net book value of the vessels approximate their current market value.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     The Partnership is also the sole owner of an additional SPE that owns three marine vessels originally on charter to affiliates of Seacor Smit. These vessels are not subject to outstanding non-recourse debt with a lender. As of March 31, 2004 these vessels are held for sale or lease. As of April 1, 2004, one of the vessels has been contracted for bareboat charter for a term expected to be at lease sixty months.

7.   Line of Credit Agreement

     The Partnership's obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Partnership. The line of credit was extended for twelve additional months expiring December 31, 2004. As of March 31, 2004, the Partnership had $6,615,439 outstanding under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $14,039,986 on March 31, 2004.

8.   Notes Payable

     Included in notes payable - recourse is $1,195,772 owed to ICON Cash Flow Partners L.P., Series D an affiliate of the Partnership. In 1997, the affiliate financed a portion of the free cash flow relating to a leveraged lease owned by the Partner. The lease expires in July of 2004 at which time all unpaid amounts will be due to the affiliate. During the quarter ended March 31, 2004, L.P. Seven prepaid $554,228 of the financing.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                 March 31, 2004

     Item 2: General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements and notes dated December 31, 2003 included in the Partnership's annual report on Form 10-K.
Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

     Revenues for the three months ended March 31, 2004 ("2004 Quarter") were $1,156,982 as compared to $1,335,495 in the quarter ended March 31, 2003 ("2003 Quarter") representing a decrease of $178,513. The decrease in revenues resulted primarily from a decrease in rental income of $262,062, decreases in gain on sales of equipment of $38,548, and finance income of $19,174. The decrease in finance income resulted primarily from a decrease in the average size of the Partnership's lease portfolio. The decrease in gain on sales of equipment was due to the fact that no equipment was sold in the 2004 Quarter. These decreases were offset by an increase in income from investments in unconsolidated joint ventures of $42,492, and income from leveraged leases of $100,701.

     Expenses for the 2004 Quarter were $7,395,273 as compared to $3,538,621 in the 2003 Quarter, representing an increase of $3,856,652. The increase in expenses was primarily due to a provision for impairment loss of $4,700,000 for reasons described under Note 4 of the condensed consolidated financial statements and an increase in depreciation expense of $138,885 due primarily to equipment being reclassified from finance leases to operating leases subsequent to the 2003 Quarter. The increase in expense was partially offset by decrease in interest expense of $289,766 due to a decrease in the average debt outstanding from the 2004 Quarter to the 2003 Quarter. A decrease in general and administrative expenses of $122,222 was due to reductions in professional fees and insurance expense in the 2004 Quarter versus the 2003 Quarter. A decrease in management fees - General Partner of $64,827, and a decrease in administrative expense reimbursements - General Partner of $56,260 resulted from the overall decrease in the average size of the Partnership's lease portfolio. The decrease in amortization of initial direct costs of $97,296 resulted from the decrease in the average size of the Partnership's finance lease portfolio.

     Net loss for the 2004 Quarter and the 2003 Quarter was $6,328,291 and $2,203,126, respectively. The net loss per weighted average limited partnership unit outstanding was $6.25 and $2.21 for the 2004 Quarter and the 2003 Quarter, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                 March 31, 2004

Liquidity and Capital Resources

     During the three months ended March 31, 2004, the Partnership's overall cash position decreased by $213,270. The principal reasons for this reduction were cash used in operating activities of $223,537 and principal paid on notes payable - recourse of $554,228. The Partnership received $543,628 in distributions from its unconsolidated joint ventures. Because the Partnership's uses of cash exceeded its sources of cash during the quarter, its liquidity was reduced. The Partnership currently owns eight vessels which were off lease as of March 31, 2004. One of the vessels has since been released for sixty months.

     From time to time the Partnership will invest in industries, equipment, or geopolitical regions that may be subject to outside influences that may affect the Partnership's investments. While these factors are considered when the investments are made, unforeseen events such as those that occurred on September 11, 2001 can have far-reaching and unpredictable adverse consequences. The following is a discussion of some assets that may fall into this category.

     Aircraft: The Partnership is the lessor of several aircraft leased throughout the country. The value of these aircraft is subject to the fluctuations of the airline industry, which are greatly influenced by a number of factors including, but not limited to, the global economy, fuel prices, political instability, terrorist activity, and epidemics such as SARS. The Fund is also the lessor of aircraft rotables, the value of which are tied directly to the state of the aircraft market.

     Marine Equipment: The Partnership is the lessor of off-shore supply vessels and has an interest in an oil rig in the Gulf of Mexico. The value of these assets are greatly, and sometimes counter-intuitively, affected by international politics, the global economy, oil prices, political instability, terrorist activity, and regional drilling activity. Some events may have a positive effect on the oil rig and a negative effect on the off-shore supply vessels and conversely the same may be true of an event that has a positive effect on the supply vessels, having a negative effect on the oil rig.

     On May 30 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement shared with Fund Eight A and Fund Eight B (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.00% at March 31, 2004) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit Fund Nine, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or
(B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                 March 31, 2004

     The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The line of credit was extended for twelve additional months expiring December 31, 2004. As of March 31, 2004, the Partnership had $6,615,439 outstanding under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $14,039,986 on March 31, 2004.

     The DC-10-30 aircraft is subject to a non-recourse debt agreement, which had a balance of $9,509,095 at March 31, 2004 and has a balloon payment due of approximately $9,600,000 at lease end, July 2004. As required by the non-recourse debt agreement the Partnership entered into a residual value insurance agreement with an unrelated third party. Under the insurance agreement, the insurer has the obligation to pay the insured amount to the lender at lease expiry. The Partnership believes the insured amount of $10,200,000, as stipulated in the insurance agreement is below the current fair market value of the aircraft. Therefore, the Partnership is currently evaluating its options, which includes the option to payoff the non-recourse debt at lease end. If the Partnership elects to payoff the non-recourse debt, it would, in effect, cancel the insurance agreement. The Partnership would then be able to remarket or sell the aircraft in line with its investment objectives. However, during the second quarter 2004, the insurer, pursuant to the insurance agreement, notified the Partnership of its intention to pay the insured amount of $10,200,000 at lease end which would thereby result in title of the aircraft being transferred to the insurer. As a result, the Partnership recorded an impairment charge of $4,700,000 in the quarter ended March 31, 2004 in order to reduce the estimated unguaranteed residual value of the aircraft to $10,200,000 in the event the Lender and the Partnership decide not to exercise their rights under the insurance agreement.

     The Partnership's reinvestment period ended November, 2002 and the Partnership immediately commenced its disposition period. During the disposition period the Partnership had and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period. During the disposition period the Partnership expects to recover, at a minimum, the carrying value of its assets.

     As of March 31, 2004, except as noted above, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations. We do not consider the impact of inflation to be material in the analysis of our overall operations.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     The Partnership is exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residual) owned by the Partnership and its investors.

     The Partnership manages its interest rate risk by obtaining fixed rate debt for most of its obligations. The Partnership borrows funds under a floating rate lines of credit and is therefore exposed to interest rate risk until the floating rate lines of credit are repaid. The Partnership's borrowing under the floating rate lines of credit as of March 31, 2004 aggregated $6,615,439.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing remarketing proceeds through either releasing or sales of equipment.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                 March 31, 2004

Item 4.    Controls and Procedures

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

     There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's first quarter that have materially affected, or are likely to materially affect, the Partnership's internal control over financial reporting.

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
--------------------------

     The Company, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the Partnership

Item 6 - Exhibits and Reports on Form 8K
----------------------------------------

(b)  Reports on Form 8-K

     None

(c)  Exhibits


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

                               ICON Cash Flow Partners L. P. Seven
                               File No. 33-94458 (Registrant)
                               By its General Partner,
                               ICON Capital Corp.



        May 17, 2004           /s/ Thomas W. Martin
------------------------       ----------------------------------------
          Date                Thomas W. Martin
                               Executive Vice President
                               (Principal Financial and Accounting Officer
                               of the General Partner of the Registrant)

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-Q
                              ---------------------

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  May 17, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Seven

Exhibit 32.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-Q
                              ---------------------

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  May 17, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Registrant)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Seven

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                                 March 31, 2004

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Seven, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Seven.

Dated:  May 17, 2004




 /s/ Beaufort J.B. Clarke
 ------------------------------------------------------
 Beaufort J.B. Clarke
 Chairman and Chief Executive Officer
 ICON Capital Corp.
 General Partner of ICON Cash Flow Partners L.P. Seven

                       ICON Cash Flow Partners L. P. Seven
                        (A Delaware Limited Partnership)

                                 March 31, 2004

                                  EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Seven, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended March, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Seven.

Dated:  May 17, 2004




 /s/ Thomas W. Martin
 -------------------------------------------------------
 Thomas W. Martin
 Executive Vice President (Principal
 Financial and Accounting Officer)
 ICON Capital Corp.
 General Partner of ICON Cash Flow Partners L.P. Seven