Form 10-Q
period 2004-06-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 2004-08-16
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                June 30, 2004
                              --------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _____________________ to ________________________

Commission File Number                               33-94458
                      ----------------------------------------------------------

                       ICON Cash Flow Partners L.P. Seven
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                             13-3835387
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


  100 Fifth Avenue, New York, New York                         10011-1505
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

                      Condensed Consolidated Balance Sheets



                                                          (unaudited)
                                                           June 30,         December 31,
                                                             2004               2003
                                                             ----               ----


         Assets
         ------

Cash and cash equivalents                             $         696,087  $        301,256
                                                      -----------------  ----------------

Investment in finance leases
   Minimum rents receivable                                     481,906           904,811
   Estimated unguaranteed residual values                       815,902         1,188,402
   Initial direct costs, net                                     -                  1,299
   Unearned income                                              (36,356)          (55,036)
   Allowance for doubtful accounts                              (86,631)         (239,516)
                                                      -----------------   ---------------

                                                              1,174,821         1,799,960
                                                      -----------------   ---------------

Investment in operating leases
   Equipment at cost                                          2,565,000         6,352,370
   Accumulated depreciation                                    (555,540)       (1,614,224)
                                                      -----------------   ---------------

                                                              2,009,460         4,738,146
                                                      -----------------   ---------------

Equipment held for sale or lease, net                         8,240,738        15,569,831
                                                      -----------------   ---------------

Net investment in leveraged lease                            10,336,317        19,631,879
                                                      -----------------   ---------------

Investment in estimated unguaranteed residual values          4,686,758         4,686,758
                                                      -----------------   ---------------

Investments in unconsolidated joint ventures                  3,830,488         4,000,169
                                                      -----------------   ---------------

Due from affiliates                                             405,477           369,071
                                                      -----------------  ----------------

Other assets, net                                               663,132           966,486
                                                      -----------------  ----------------

Total assets                                          $      32,043,278  $     52,063,556
                                                      =================  ================







                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                Condensed Consolidated Balance Sheets - Continued



                                                              (unaudited)
                                                               June 30,          December 31,
                                                                 2004                2003
                                                                 ----                ----


         Liabilities and Partners' Equity

Notes payable - non-recourse                              $       9,709,125   $     22,129,648
Notes and accrued interest payable - recourse                    13,514,713         14,027,055
Due to General Partner and affiliates, net                          136,311             51,522
Security deposits, deferred credits and other payables              435,621            429,127
Minority interest in consolidated joint venture                      20,093             22,871
                                                           ----------------   ----------------

      Total liabilities                                          23,815,863         36,660,223
                                                           ----------------   ----------------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                 (766,632)          (694,873)
   Limited Partners (987,548 units outstanding,
     $100 per unit original issue price)                          8,994,047         16,098,206
                                                           ----------------   ----------------

     Total partners' equity                                       8,227,415         15,403,333
                                                           ----------------   ----------------

Total liabilities and partners' equity                    $      32,043,278   $     52,063,556
                                                           ================   ================













See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                                   (unaudited)




                                                           For the Three Months          For the Six Months
                                                              Ended June 30,               Ended June 30,
                                                           2004           2003          2004           2003
                                                           ----           ----          ----           ----

Revenues
   Finance income                                     $      3,837   $      15,186  $       7,685  $      38,208
   Rental income                                           104,201         519,574        209,825        887,260
   Income from leveraged leases                            377,862         425,800      1,078,481      1,025,718
   Net gain on sales of equipment                           10,489          92,231         10,489        130,779
   Income from investments in
     unconsolidated joint ventures                         186,408         330,584        532,890        634,574
   Interest income and other                                32,365             260         32,770          2,590
                                                      ------------   -------------  -------------   ------------

   Total revenues                                          715,162       1,383,635      1,872,140      2,719,129
                                                      ------------   -------------  -------------   -------------

Expenses
   Provision for impairment loss                              -            350,000      4,700,000        700,000
   Depreciation expense                                    508,960       1,379,374      2,027,219      2,758,748
   Loss on lease termination                               622,872            -           622,872           -
   Interest                                                400,610         819,929        804,674      1,513,759
   General and administrative                              159,838         500,939        402,035        865,358
   Management fees - General Partner                         9,495          36,673        387,287        479,292
   Administrative expense reimbursements -
   General Partner                                         32,702          15,961        154,958        194,477
   Reversal of provision for doubtful accounts           (112,412)            -         (112,412)            -
   Amortization of initial direct costs                    31,384         (30,352)        62,768         98,328
   Minority interest in consolidated joint venture           (664)           -            (1,343)         1,183
                                                     -------------   -------------  -------------  -------------

   Total expenses                                        1,652,785       3,072,524      9,048,058      6,611,145
                                                     =============   =============  =============  =============

Net loss                                             $    (937,623)  $  (1,688,889) $  (7,175,918) $  (3,892,016)

Net loss allocable to:
   Limited Partners                                  $    (928,247)  $  (1,672,000) $  (7,104,159) $  (3,853,096)
   General Partner                                          (9,376)        (16,889)       (71,759)       (38,920)
                                                     --------------  -------------  -------------  -------------

                                                     $    (937,623)  $  (1,688,889) $  (7,175,918) $  (3,892,016)
                                                     =============   =============  ============== ==============

Weighted average number of limited
   partnership units outstanding                           987,548         987,548        987,548        987,548
                                                     =============   =============  =============  ==============

Net loss per weighted average
   limited partnership unit                          $       (0.94)  $      (1.69)  $       (7.19) $       (3.90)
                                                     =============   ============   =============  =============





See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

         Condensed Consolidated Statement of Changes in Partners' Equity

                     For the Six Months Ended June 30, 2004

                                   (unaudited)



                             Limited               General
                            Partners               Partner         Total
                            --------               -------         -----


Balance at
   January 1, 2004    $        16,098,206    $      (694,873)  $   15,403,333

Net loss                       (7,104,159)           (71,759)      (7,175,918)
                      -------------------    ---------------   --------------

Balance at
   June 30, 2004      $         8,994,047    $      (766,632)  $    8,227,415
                      -------------------    ---------------   --------------






























See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)


                                                                                    2004                  2003
                                                                                    ----                  ----

Cash flows from operating activities:
   Net loss                                                                  $     (7,175,918)   $    (3,892,016)
                                                                             ----------------    ---------------
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Rental income paid directly to lenders by lessees                                -               (674,894)
       Provision for impairment loss                                                4,700,000            700,000
       Reversal of provision for doubtful accounts                                   (112,412)             -
       Interest expense on non-recourse financing paid
         directly to lenders by lessees                                               391,890            979,521
       Loss on lease termination                                                      622,872                 -
       Amortization of initial direct costs                                            62,768             98,328
       Depreciation expense                                                         2,027,219          2,758,748
       Income from leveraged leases                                                (1,078,481)        (1,025,718)
       Income from investments in unconsolidated joint ventures                      (532,890)          (634,574)
       Net gain on sales of equipment                                                 (10,489)          (130,779)
       Minority interest in consolidated joint venture                                 (1,343)             1,183
       Changes in operating assets and liabilities:
         Collection of principal from non-financed receivables                        675,096            703,092
         Other assets                                                                 303,354            302,758
         Due to/from General Partner and affiliates                                    48,383            (87,776)
         Security deposits, deferred credits and other payables                         6,494            387,456
                                                                               --------------      -------------

           Total adjustments                                                        7,102,461          3,377,345
                                                                               --------------      -------------

       Net cash used in operating activities                                          (73,457)          (514,671)
                                                                               --------------      -------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                                   258,833            827,549
   Distributions received from unconsolidated joint ventures                          721,797            298,564
                                                                               --------------      -------------

       Net cash provided by investing activities                                      980,630          1,126,113
                                                                               --------------      -------------

Cash flows from financing activities:
   Cash distributions to partners                                                       -             (1,662,543)
   Proceeds form notes payable - recourse                                               -                690,000
   Principal payments on notes payable - recourse debt                               (512,342)          (453,901)
                                                                               --------------      -------------

     Net cash (used in) financing activities                                         (512,342)        (1,426,444)
                                                                               --------------      -------------

Net increase (decrease) in cash and cash equivalents                                  394,831           (815,002)

Cash and cash equivalents at beginning of period                                      301,256          1,257,947
                                                                               --------------      -------------

Cash and cash equivalents at end of period                                   $        696,087    $       442,945
                                                                               ==============      =============



                                                     (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

          Condensed Consolidated Statements of Cash Flows - Continued


Supplemental Disclosure of Cash Flow Information

     For the six months ended June 30, 2004 and 2003, non-cash activities included the following:



                                                                                     2004               2003
                                                                                     ----               ----
Principal and interest on direct finance
   receivables paid directly to lenders by lessees                           $      5,674,044    $     4,241,348
Rental income assigned - operating lease receivables                                    -                674,894
Principal and interest on non-recourse
   financing paid directly to lenders by lessees                                   (5,674,044)        (4,916,242)
                                                                             ----------------    ---------------

                                                                             $         -         $         -
                                                                             ================    ==============

Notes payable - non-recourse relinquished upon termination                   $      7,138,369    $         -
                                                                             ================    ==============

Transfer of investment in operating leases, net of accumulated
   depreciation, to equipment held for sale or lease                         $      2,327,588    $     3,444,412
                                                                             ================    ===============





Interest accrued or paid directly to lenders by lessees
   on non-recourse financings                                                $        391,890    $       979,521
Other interest paid                                                                   412,784            534,238
                                                                             ----------------    ---------------

Total interest expense                                                       $        804,674    $     1,513,759
                                                                             ================    ===============











See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 2004
                                   (unaudited)

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

2.   Disposition Period

     The Partnership's reinvestment period ended in November, 2002 and the disposition period began immediately thereafter. During the disposition period, the Partnership has and will continue to utilize available cash to pay its liabilities; distribute substantially all remaining cash, if any, from operations and equipment sales to the partners; and continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.


3.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2004 and 2003, respectively, were as follows:


                                 2004            2003
                                 ----            ----

 Management fees            $    387,287   $     479,292   Charged to Operations
 Administrative expense
   reimbursements                154,958         194,477   Charged to Operations
                            ------------   -------------

 Total                      $    542,245   $     673,769
                            ============   =============


     As of June 30, 2004, the Partnership had a net receivable of $405,477 due from affiliates, primarily resulting from its share of distributions and rental payments received by affiliates on behalf of the Partnership. The Partnership also had a net payable of $136,311 due to the General Partner and affiliates for administrative expense reimbursements and rental payments received on behalf of such affiliates.

     The Partnership and its affiliates, entities in which ICON Capital Corp. is also the General Partner, formed eight joint ventures for the purpose of acquiring and managing various assets. (See Note 5 for additional information relating to these joint ventures)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

4.   Net Investment in Leveraged Lease

     As of June 30, 2004 the Partnership had an ownership interest in a DC-10-30 aircraft subject to a leveraged lease with Federal Express Corporation through July 2, 2004.

     The net investment in the leveraged lease as of June 30, 2004 and December 31, 2003 consisted of the following:



                                                            June 30,          December 31,
                                                              2004                2003
                                                              ----                ----

 Non-cancelable minimum rents receivable (net of
   principal and interest on non-recourse debt)           $    136,317       $  5,810,360
 Estimated unguaranteed residual value                      10,200,000         14,900,000
 Initial direct costs                                           -                  29,411
 Unearned income                                                -              (1,107,892)
                                                          ------------       ------------

                                                          $ 10,336,317       $ 19,631,879
                                                          ============       ============




     The DC-10-30 aircraft was subject to non-recourse debt, which had a balance of $9,705,040 at June 30, 2004 and had a balloon payment due of approximately $9,600,000 at lease end, July 2, 2004. As required by the loan agreement, the Partnership entered into a residual value insurance agreement with an unrelated third party. Under the residual value insurance agreement, the insurer had the obligation to pay the insured amount to the lender at lease expiry. During the second quarter 2004, the insurer, pursuant to the insurance agreement, notified the Partnership of its intention to pay the insured amount of $10,200,000 at lease end which would thereby result in title of the aircraft being transferred to the insurer. As a result, the Partnership recorded an impairment charge of $4,700,000 in the quarter ended March 31, 2004 in order to reduce the estimated unguaranteed residual value of the aircraft to $10,200,000 in the event the lender and the Partnership decide not to exercise their rights under the insurance agreement.

     Upon lease expiration in July 2004, the aircraft was sold to the insurer for the $10,200,000, and the Partnership received $520,293, net of $9,679,707 paid to the non-recourse lender.

5.   Joint Ventures

     The Partnership and its affiliates formed eight ventures discussed below for the purpose of acquiring and managing various assets. The Partnership and its affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interests in the equipment.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

Consolidated Joint Venture

     The venture described below is majority owned and is consolidated with the Partnership.

     ICON Cash Flow Partners L.L.C. III
     ----------------------------------

     In December 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E") formed ICON Cash Flow Partners L.L.C. III, for the purpose of acquiring and managing an aircraft which was on lease to Continental Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10-30 with an original cost of $11,429,751. The original lease, which was accounted for as a leveraged lease, expired on April 30, 2003. Effective May 1, 2003, the aircraft was re-leased to World Airways, Inc. on a "power-by-the-hour" basis. World Airways has tentatively agreed to a lease extension through March of 2005 at a fixed rental of $50,000 a month plus maintenance reserves. Aviation Investors, Inc. has a 50% interest in the DC-10-30F aircraft currently on lease to World Airways. The Partnership and Series E contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow L.L.C. III. ICON Cash Flow L.L.C. III acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Seven. ICON Cash Flow Partners L.L.C. III has since repaid the entire non-recourse debt secured by this asset.

Investments in Unconsolidated Joint Ventures

     The seven joint ventures described below are 50% or less owned and are accounted for under the equity method, whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions of the joint ventures.

     ICON Receivables 1997-A L.L.C.
     ------------------------------

     In March 1997, the Partnership and three affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), Series E and ICON Cash Flow Partners, L.P., Series D ("Series D") contributed, and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A") for the purpose of securitizing their cash flow collections. As of June 30, 2004, the Partnership, Series E, L.P. Six and Series D own 19.97%, 31.03%, 31.19%, and 17.81% interests, respectively, in 1997-A.

     Information as to the unaudited results of operations of 1997-A for the six months ended June 30, 2004 and 2003 is summarized below:


                                         Six Months Ended      Six Months Ended
                                           June 30, 2004         June 30, 2003
                                           -------------         -------------

Net income (loss)                        $         37,436      $        (39,975)
                                         ================      =================

Partnership's share of net income (loss) $          7,474      $         (7,981)
                                         ================      ================

     ICON Receivables 1997-B L.L.C.
     ------------------------------

     In August 1997, the Partnership and two affiliates, Series E and L.P. Six, formed ICON Receivables 1997-B L.L.C. ("1997-B") for the purpose of securitizing their cash flow collections. The Partnership, Series E and L.P. Six each contributed cash, equipment leases and residuals and own a 16.67%, 75.00% and 8.33% interest, respectively, in 1997-B.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited results of operations of 1997-B for the six months ended June 30, 2004 and 2003 is summarized below:



                                        Six Months Ended      Six Months Ended
                                          June 30, 2004         June 30, 2003
                                          -------------         --------------

Net loss                                $      (585,497)      $       (203,652)
                                        ===============       ================

Partnership's share of net loss         $       (97,603)      $        (33,949)
                                        ===============       ================

Distributions                           $       206,128       $         -
                                        ===============       ================

Partnership's share of distributions    $        34,362       $         -
                                        ===============       ================

     ICON/Boardman Facility LLC
     --------------------------

     In December 1998, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Six and ICON Income Fund Eight A L.P. ("Fund Eight A"), formed ICON/Boardman Facility LLC ("ICON BF"), for the purpose of acquiring a lease for a coal handling facility with Portland General Electric, a utility company. The purchase price totaled $27,421,810 and was funded with cash and non-recourse debt. The remaining venturers' shares in ICON BF at June 30, 2004 were .5025%, .5025%, and 98.995% for the Partnership, L.P.Six, and Fund Eight A, respectively. The non-recourse debt associated with this equipment was refinanced on May 6, 2004 at an interest rate of 3.65% maturing on January 23, 2010. The outstanding balance of the debt secured by this equipment as of June 30, 2004 was $11,255,873. The lender of the non-recourse debt is assigned the rental payments.

     The Partnership is currently in negotiations with Portland General Electric ("PGE") about PGE possibly purchasing the coal handling facility from the Partnership, either at the end of the current lease term, or at the end of the extension term in January 2010.

     Information as to the unaudited results of operations of ICON BF for the six months ended June 30, 2004 and 2003 is summarized below:



                                        Six Months Ended      Six Months Ended
                                          June 30, 2004         June 30, 2003
                                          -------------         -------------

Net income                              $       740,912       $        701,622
                                        ===============       ================

Partnership's share of net income       $         3,723       $          3,525
                                        ===============       ================

Distributions                           $     7,245,027       $         -
                                        ===============       =================

Partnership's share of distributions    $        36,406       $         -
                                        ===============       ================

     ICON/AIC Trust
     --------------

     In 1999, ICON/AIC Trust ("AIC Trust") was formed to own and manage a portfolio of leases in England. The Partnership, L.P. Six and Fund Eight A own 30.76%, 25.51% and 43.73% interests in AIC Trust, respectively.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, in exchange for a note receivable of (Pound)2,575,000 ($3,744,822 converted at the exchange rate at December 31, 2001) which was payable in six installments through June 2004. At June 30, 2004, the remaining amount due was (Pound)375,000 ($679,718 converted at the exchange rate at June 30, 2004), as AIC Trust had collected (Pound)375,000 in the first quarter. In July 2004, the final installment on the note was collected by the Partnership.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited results of operations of ICON/AIC Trust for the six months ended June 30, 2004 and 2003 is summarized below:



                                        Six Months Ended        Six Months Ended
                                          June 30, 2004           June 30, 2003
                                          -------------           ------------

Net income                             $         7,700          $         21,313
                                       ===============          ================

Partnership's share of net income      $         2,369          $          6,556
                                       ===============          ================

Distributions                          $       683,603          $        722,005
                                       ===============          ================

Partnership's share of distribution    $       210,276          $        222,089
                                       ===============          ================

     ICON Cheyenne LLC
     -----------------

     In December 2000, the Partnership and three affiliates, L.P. Six, Fund Eight A and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716. The purchase price consisted of cash of $11,401,151 and the assumption of non-recourse debt of $18,304,565. The non-recourse debt is structured so as to be amortized with rentals due under the leases. The leases expire on various dates through September 2006. The Partnership, L.P. Six, Fund Eight A and Fund Eight B have ownership interests of 10.31%, 1.0%, 1.0% and 87.69%, respectively, in ICON Cheyenne. The outstanding balance of the non-recourse debt secured by these assets, at June 30, 2004, was $727,584.

     Information as to the unaudited results of operations of ICON Cheyenne for the six months ended June 30, 2004 and 2003 is summarized below:



                                          Six Months Ended   Six Months Ended
                                            June 30, 2004      June 30, 2003
                                            -------------      -------------

Net (loss) income                         $      (371,961)   $        132,537
                                          ===============    ================

Partnership's share of net (loss) income  $       (38,349)   $         13,664
                                          ===============    ================

Distributions                             $     4,275,001    $        741,759
                                          ===============    ================

Partnership's share of distribution       $       440,753    $         76,475
                                          ================   ================


     ICON Aircraft 24846, LLC
     ------------------------

     During 2000, the Partnership and two affiliates, Fund Eight A and Fund Eight B, formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a Boeing 767-300ER aircraft on lease at the time to Scandinavian Airline Systems ("SAS") for a purchase price of $44,515,416. The purchase price was funded with cash of $2,241,371 and the assumption of non-recourse debt in the amount of $42,274,045. The lenders have a security interest in the aircraft. The lease with SAS expired in March 2003, at which time the outstanding balance of the non-recourse debt secured by this asset was approximately $34,500,000. The Partnership has been making contributions toward interest only payments on the outstanding non-recourse debt during the remarketing of the aircraft by the General Partner. The Partnership, Fund Eight-A and Fund Eight-B have ownership interests of 2.0%, 2.0% and 96.0%, respectively, in ICON Aircraft 24846.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

Subsequent Event

     The General Partner had determined that it was in its best interest to sell the Boeing 767-300ER aircraft, manufacturer's serial number 24846, to BTM Capital Corp., the lender, for an amount equal to the outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors:

1) The aircraft's current fair market value was between $24,000,000 and $27,000,000 and the balance of the outstanding debt was $34,500,000.

2) Any new lease for the aircraft would have required the Partnership to contribute an additional $850,000 in equity (at minimum) in order to reconfigure the aircraft and/or upgrade the engines.

3) If the Partnership were to continue to remarket the aircraft, the lender would have required interest only payments of $100,000/month until the aircraft was placed with a new lessee.

     The sale of the aircraft took place on July 29, 2004. ICON Aircraft 24846 realized a loss of approximately $601,788 and recorded an impairment in the second quarter.

     Information as to the unaudited results of operations of ICON Aircraft 24846 for the six months ended June 30, 2004 and 2003 is summarized below:




                                        Six Months Ended   Six Months Ended
                                          June 30, 2004      June 30, 2003
                                          -------------      -------------

Net loss                                $    (2,515,567)    $     (685,814)
                                        ================    ==============

Partnership's share of net loss         $       (50,311)    $      (13,716)
                                        ================    ==============

Contributions                           $       577,021     $        -
                                        ===============     ==============

Partnership's share of contributions    $        11,540     $        -
                                        ===============     ==============


     North Sea (Connecticut) Limited Partnership
     -------------------------------------------

     During 2000, a joint venture, North Sea (Connecticut) Limited Partnership ("North Sea"), in which the Partnership is a 50% Class C limited partner, exercised its option to acquire a drilling rig and simultaneously leased the drilling rig to the operator. The lease was then financed on a non-recourse basis with a bank, and a portion of the loan proceeds were used to pay for the exercise of the option with the excess loan proceeds of $20,002,567 distributed to the joint venturers ($10,001,284 represented the Partnership's 50% share). The other joint venturers are not affiliates of the Partnership or its General Partner.

     The Partnership has guaranteed an amount between the stipulated loss value provided for in the financing and the loan balance. The maximum amount for which the Partnership is contingently liable at June 30, 2004 under this guarantee was approximately $72,000.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited results of operations of North Sea for the six months ended June 30, 2004 and 2003 is summarized below:

                                     Six Months Ended         Six Months Ended
                                       June 30, 2004            June 30, 2003
                                       -------------            -------------

Net income                           $      1,411,776        $      1,332,950
                                     ================        ================

Partnership's share of net income    $        705,588        $        666,475
                                     ================        ================


6.   Investment in Operating Leases and Equipment Held for Sale or Lease

     The Partnership is the sole owner of two special purpose entities ("SPE") that owned five (5) marine vessels originally on charter to affiliates of Seacor Marine, Inc. (the "Vessels"). These Vessels were subject to outstanding non-recourse debt with Fleet Capital Corp. ("Fleet").

     On September 11, 2003, Fleet took control of the Vessels and commenced remarketing efforts. On May 12, 2004, Fleet sold the Vessels, which resulted in aggregate sale proceeds of $3,580,000. At the time of sale the outstanding non-recourse debt related to the Vessels was $7,138,369, therefore all proceeds from the sale were used to pay down the outstanding non-recourse notes. As a result of the sale of the Vessels, the Partnership recorded a loss on lease termination of $622,872.

     The Partnership is also the sole owner of an additional SPE that owns three
(3) marine vessels originally on charter to affiliates of Seacor Smit, Inc. These vessels are not subject to outstanding debt with a lender. As of June 30, 2004, the vessels are held for sale or lease. The Gulf Wind (formerly known as the Amanda Graham) and the Gulf Pearl (formerly known as the Pearl Graham) are being operated under bareboat charters in the form of a management agreement whereby Gulf Fleet Management will sub-lease the vessels. The vessels are being managed and maintained by Gulf Fleet Management which crews and charters the vessels on a short term basis in the spot market. It is the intension of the Partnership and of Gulf Fleet Management to charter both the vessels on longer term charters if the opportunities are available.

     The General Partner is conducting negotiations with Gulf Fleet Management, Inc. about the possibility of Gulf Fleet purchasing one or more of the Vessels.

7.  Line of Credit Agreement

     The Partnership, along with certain of its affiliates -- ICON Income Fund Eight A, ICON Income Fund Eight B, and ICON Income Fund Nine, LLC -- are parties to a Loan and Security Agreement dated May 30, 2002, as amended (the "Loan Agreement") between themselves and Comerica Bank (the "Bank"). Certain financial covenants under the Loan Agreement were violated during 2003 and were subsequently cured. The Bank has waived any defaults that might have resulted there from.

     The line of credit was extended to expire December 31, 2004. As of June 30, 2004, the Partnership had $6,615,439 outstanding under the line. Aggregate borrowings by all Funds under the line of credit agreement was $8,615,439 on June 30, 2004.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

8.   Notes Payable

     Included in notes payable-recourse is $1,148,264 owed to Series D, an affiliate of the Partnership. In 1997, Series D financed a portion of the free cash flow, including the proceeds from the sale or disposal of the equipment, relating to the leveraged lease with Federal Express Corporation owned by the Partnership. The lease expired on July 2, 2004 at which time all obligated unpaid amounts were due to Series D. During the six months ended June 30, 2004, the Partnership repaid $604,716 (inclusive of interest) of the financing.

     The Partnership made an additional payment $260,146 on this note during August 2004 since the sale of the underlying equipment and is expected to pay another $388,763, while the remainder is expected to be extinguished based upon the lower return on the underlying equipment.

9.   Significant Lessee

     World Airways, Inc. has tentatively agreed to a lease extension through March of 2005 at a fixed rental of $50,000 a month plus maintenance reserves. Aviation Investors, Inc. has a 50% interest in the DC-10-30F aircraft currently on lease to World Airways.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                  June 30, 2004

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements and included in the Partnership's annual report on Form 10-K notes dated December 31, 2003. Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are subject to risks and uncertainties and the Partnership's future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, and environmental and labor laws. The Partnership's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond the Partnership's control, including, without limitation:

o changes in our industry, interest rates or the general economy;

o the degree and nature of our competition;

o availability of qualified personnel;

o cash flows from operating activities may be less than the Partnership's current level of expenses;

o the financial condition of lessees; and

o lessee defaults.

a.   Overview

     The Partnership is an equipment leasing business formed on May 23, 1995 and began active operations on November 9, 1995. The Partnership is primarily engaged in the business of acquiring equipment subject to leases.

     The Partnership is currently selling its assets in the ordinary course of business, a time frame called the "disposition period". Our goal is to complete the disposition period in the next few years.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                  June 30, 2004

     The Partnership's current portfolio, which is held directly by the Partnership or through joint venture investments with affiliates, primarily consists of:

o Warehouse distribution equipment subject to lease with AZ3, Inc. with an expiration date of September 30, 2004. The equipment was purchased for $523,640.

o Three (3) supply vessels originally subject to lease with Seacor Marine, Inc. with an original expiration date of August 31, 2001. The purchase price consisted of an equity contribution of $4,205,000 in cash and the assumption of $12,900,000 in non-recourse debt. The Gulf Wind (formerly known as the Amanda Graham) and the Gulf Pearl (formerly known as the Pearl Graham) are being operated under bareboat charters in the form of a management agreement. The vessels are being managed and maintained by Gulf Fleet Management who crews and charters the vessels on short term basis in the spot market. It is the intension of the Partnership and of Gulf Fleet Management to charter both the vessels on longer term charters once the opportunities are available. The Partnership is in negotiations with Gulf Fleet Management, Inc. about the possibility of Gulf Fleet purchasing one or more of the Vessels.

o A .5025% interest in a coal handling facility on lease to Portland General Electric. The purchase price of the equipment was $27,421,810, of which the equity contribution was $15,193,097, and assumed non-recourse debt of $12,228,713. The lease has been extended and is currently set to expire on January 23, 2005, at which time the lessee has the option to renew for another 15 years. The Partnership is currently in negotiations with Portland General Electric about PGE possibly purchasing the coal handling facility from the Partnership, either at the end of the current lease term, or at the end of the extension term in January 2010.

o A 10.31% interest in ICON Cheyenne LLC ("ICON Cheyenne"), a portfolio consisting of various equipment including over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases for a purchase price of $29,705,716. The purchase price consisted of an equity contribution of $11,401,151 and the assumption of non-recourse debt of $18,304,565. Of the original 119 schedules, 30 are still active with expiration dates ranging between January of 2005 and October of 2006.

o Various rotable aircraft parts that were originally subject to leases with Sabena SA with the base term expiring on July 31, 2001 and August 31, 2001. The equipment was purchased for $3,029,583 in cash and is currently off lease and in the process of being remarketed.

o A 99% interest in a McDonnell Douglas DC-10-30F aircraft subject to lease with World Airways, Inc. with an original expiration date of December 31, 2003. The aircraft is currently leased based on a "power by the hour" rate through December 2004, and an extension through March 2005 is being negotiated. The purchase price consisted of an equity contribution of $2,119,992 and $9,309,759 in non-recourse debt.

o A 50% interest in a sodium chlorate production facility subject to lease with EKA Chemicals, Inc. with an expiration date of July 2006, at which time title in the equipment will pass to the lessee. The purchase price consisted of an equity contribution of $2,805,920 and $1,052,998 in non-recourse debt.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                  June 30, 2004

o A 50% interest in a mobile offshore drilling rig subject to lease with Rowan Companies, Inc. The Partnership's contribution of the purchase price was $12,325,000 of equity and $2,400,828 in assumed non-recourse debt. The lease was renewed on September 15, 2000 and will expire on March 15, 2008.

     Substantially all of our recurring operating revenues are generated from the operations of the single-investor leases in the Partnership's portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs.

Industry Factors

     Our results continue to be impacted by a number of factors influencing the equipment leasing industry.

     Further Deterioration of the Air Travel Industry.

     The aircraft leasing industry is currently experiencing a recession, and this has resulted in depressed sales prices for assets such as the Partnership's aircraft and rotable parts. It does not appear that the industry will recover significantly in the very near future. A further weakening of the industry could cause the proceeds realized from the future sale of the aircraft and rotables to be even less than suggested by recent appraisals.

     Inability to Remarket Assets.

     The market for some of the Partnership's assets, such as the interest in the offshore oil rig, is not very liquid. If current equipment lessees choose not to renew their leases or purchase the equipment at lease expiry, the Partnership will need to remarket the equipment. There is no assurance that the Partnership will be able to locate a willing buyer or lessee, or if one is located, that the buyer or lessee will pay a price for the asset at least equal to the appraised value.

b.   Results of Operations for the Three Months Ended June 30, 2004 and 2003

Revenues

     Gross Revenues for the three months ended June 30, 2004 (the "2004 Quarter") were $715,162, as compared to $1,383,635 in the quarter ended June 30, 2003 (the "2003 Quarter"), representing a decrease of $668,473. This decrease in revenues resulted primarily from a decrease in rental income of $415,373, decreases in gain on sales of equipment of $81,742, decrease in income from investments in unconsolidated joint ventures of $144,176, and finance income of $11,349. The decrease in rental income is as a result of leases expiring and the underlying equipment reclassified as equipment held for sale or lease. The decrease in gain on sales of equipment is due to the fact that the Partnership only sold four leases in the 2004 Quarter as opposed to the 2003 Quarter when it sold eight leases which more closely approximated the estimated unguaranteed residual value at termination. The decrease in income from investments in unconsolidated joint ventures was due primarily to net losses incurred by the ICON Receivables 1997-B L.L.C. ("1997-B") and ICON Cheyenne joint ventures held by the Partnership. The decrease in finance income resulted primarily from a decrease in the average size of the Partnership's lease portfolio. Specifically, the following leases have since expired from the 2003 Quarter: Continental Airlines Inc., Sabreliner Corp., Boca Teeca Cleaners and Circle Construction.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                  June 30, 2004

Expenses of the Partnership

     Expenses for the 2004 Quarter were $1,652,785, as compared to $3,072,524 in the 2003 Quarter, representing a decrease of $1,419,739. This decrease in expenses was primarily due to decreases in depreciation expense of $870,414, interest expense of $419,319, provision for residual impairment of $350,000, general and administrative expenses of $341,101 and a reversal of provision for doubtful accounts of $112,412 due to management's ongoing analysis of minimum rents receivable resulting in a decision that a lower allowance reflects current collectibility of receivables more closely. The decrease in expense was partially offset by an increase in loss on lease termination of $622,872. The decrease in depreciation expense was due primarily to the termination of the leases owned by the special purpose entities ("SPE's") that own five marine vessels originally on charter to affiliates of Seacor Smit and Seacor Marine. The decrease in interest expense was due to a decrease in the average debt outstanding from the 2004 Quarter to the 2003 Quarter primarily as a result of the extinguishment of debt associated with the termination of the SPE's. The decrease in provision for residual impairment was due to the fact that a DC-10-30 aircraft subject to a leveraged lease with Federal Express Corporation, for which such provision had been taken in the 2003 Quarter, has been fully written down to its expected fair market value. A decrease in general and administrative expenses was due to reductions in storage and maintenance and insurance expense in the 2004 Quarter versus the 2003 Quarter as a result of reduced payments under the Seacor Smit and Seacor Marine leases. The increase in loss on lease termination was due to the termination of the two SPE's mentioned above.

Net Income/Loss of the Partnership

     As a result of the foregoing factors, net loss for the 2004 Quarter and the 2003 Quarter was $937,623 and $1,688,889, respectively. The net loss per weighted average limited partnership unit outstanding was $0.94 and $1.69 for the 2004 Quarter and the 2003 Quarter, respectively.

c.   Results of Operations for the Six Months Ended June 30, 2004 and 2003

Revenues

     Gross Revenues for the six months ended June 30, 2004 (the "2004 Period") were $1,872,140, as compared to $2,719,129 for the six months ended June 30, 2003 (the "2003 Period"), representing a decrease of $846,989. This decrease in revenues resulted primarily from a decrease in rental income of $677,435, decreases in gain on sales of equipment of $120,290, decrease in income from investments in unconsolidated joint ventures of $101,684, and a decrease in finance income of $30,523. The decrease in rental income is as a result of leases expiring and the underlying equipment reclassified as equipment held for sale or lease. The decrease in gain on sales of equipment is due to the fact that the Partnership only sold four leases in the 2004 Period as opposed to the 2003 Period when it sold eight leases which more closely approximated the estimated unguaranteed residual value at termination. The decrease in income from investments in unconsolidated joint ventures was due primarily to net losses incurred by the 1997-B and ICON Cheyenne joint ventures held by the Partnership. The decrease in finance income resulted primarily from a decrease in the average size of the Partnership's lease portfolio. Specifically, the following leases have expired since the 2003 Period: Continental Airlines Inc., Sabreliner Corp., Boca Teeca Cleaners and Circle Construction.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                  June 30, 2004

Expenses of the Partnership

     Expenses for the 2004 Period were $9,048,058, as compared to $6,611,145 in the 2003 Period, representing an increase of $2,436,913. This increase in expenses was primarily due to an increase in provision for residual impairment of $4,000,000 and an increase in loss on lease termination of $622,872. The increase in expense was partially offset by decreases in depreciation expense of $731,529, interest expense of $709,085, general and administrative expenses of $463,323 and a reversal of provision for doubtful accounts of $112,412 due to management's ongoing analysis of minimum rents receivable resulting in a decision that a lower allowance reflects current collectibility of receivables more closely. The increase in provision for residual impairment was due to the fact that a DC-10-30 aircraft subject to a leveraged lease with Federal Express Corporation, was fully written down to its unguaranteed estimated residual value. The increase in loss on lease termination was due primarily to the termination of the leases owned by the special purpose entities ("SPE's") that own five marine vessels originally on charter to affiliates of Seacor Smit and Seacor Marine. The decrease in depreciation expense was due to the termination of the two SPE's mentioned above. The decrease in interest expense was due to a decrease in the average debt outstanding from the 2004 Period to the 2003 Period primarily as a result of the extinguishment of debt associated with the termination of the SPE's. A decrease in general and administrative expenses was due to reductions in storage and maintenance and insurance expense in the 2004 Period versus the 2003 Period as a result of reduced payments under the Seacor Smit and Seacor Marine leases.

Net Income/Loss of the Partnership

     As a result of the foregoing factors, net loss for the 2004 Period and the 2003 Period was $7,175,918 and $3,892,016, respectively. The net loss per weighted average limited partnership unit outstanding was $7.19 and $3.90 for the 2004 Quarter and the 2003 Quarter, respectively.

d.   Sources of Cash

     Operations

     During the six months ended June 30, 2004, the Partnership's overall cash position increased by $394,831. The principal reasons for this increase were proceeds from sales of equipment of $258,833 and distributions received from unconsolidated joint ventures of $721,797. The Partnership also used $604,716 of cash on principal and interest paid on notes payable - recourse as described in detail below. These activities resulted in an increase in the liquidity of the Partnership.

     Reduction in Note Payable

     Included in notes payable-recourse is $1,148,264 owed to ICON Cash Flow Partners L.P., Series D, an affiliate of the Partnership. In 1997, Series D financed a portion of the free cash flow relating to the leveraged lease with Federal Express Corporation owned by the Partnership. The lease expired on July 2, 2004 at which time all obligated unpaid amounts were due to Series D. During the six months ended June 30, 2004, the Partnership repaid $604,716 (inclusive of interest) of the financing.

     Subsequent Events

     The Partnership made an additional $260,146 in payment of this note payable since the sale of the underlying equipment and is expected to pay another $388,763, while the remainder is expected to be extinguish based upon the lower return on the underlying equipment.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                  June 30, 2004

Status of Boeing 767-300ER  Aircraft

     The Partnership had determined that it was in its best interest to sell the Boeing 767-300ER aircraft, manufacturer's serial number 24846, to BTM Capital Corp., the lender, for an amount equal to the outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors:

1) The aircraft's current fair market value was between $24,000,000 and $27,000,000 and the balance of the outstanding debt was $34,500,000.

2) Any new lease for the aircraft would have required the Partnership to contribute an additional $850,000 in equity (at minimum) in order to reconfigure the aircraft and/or upgrade the engines.

3) If the Partnership were to continue to remarket the aircraft, the lender would have required interest only payments of $100,000/month until the aircraft was placed with a new lessee.

     The sale of the aircraft took effect on July 29, 2004. ICON Aircraft 24846 realized a loss of approximately $601,788 as an impairment loss in the second quarter.

     Supply Vessels

     The Partnership is the sole owner of two special purpose entities that owned (5) five marine vessels originally on charter to affiliates of Seacor Marine, Inc. (the "Vessels"). These Vessels were subject to outstanding non-recourse debt with a lender, Fleet Capital Corp. ("Fleet").

     On September 11, 2003, Fleet took control of the Vessels and commenced remarketing efforts. On May 12, 2004, Fleet held a sale for the Vessels, which resulted in an aggregate sale price of $3,580,000. All of the sale proceeds went to Fleet to reduce the outstanding non-recourse debt. Since there were no proceeds for the Partnership's benefit, the Partnership realized a loss of $ 622,872 on the transaction.

     The Gulf Wind (formerly known as the Amanda Graham) and the Gulf Pearl (formerly known as the Pearl Graham) are being operated under bareboat charters in the form of a management agreement whereby Gulf Fleet management will sub-lease the vessels. The vessels are being managed and maintained by Gulf Fleet Management who crews and charters the vessels on short term basis in the spot market. It is the intension of the Partnership and of Gulf Fleet Management to charter both the vessels on longer term charters if the opportunities are available.

     The Partnership is in negotiations with Gulf Fleet Management, Inc. about the possibility of Gulf Fleet purchasing one or more of the Vessels.

     World Airways, Inc.

     World Airways, Inc. has tentatively agreed to a lease extension through March of 2005 at a fixed rental of $50,000 a month plus maintenance reserves. Aviation Investors, Inc. has a 50% interest in the DC-10-30F aircraft currently on lease to World Airways.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                  June 30, 2004

Financings and Recourse Borrowings

     The Partnership, along with certain of its affiliates -- ICON Income Fund Nine, LLC, ICON Income Fund Eight B, ICON Income Fund Eight A -- are parties to a Loan and Security Agreement dated May 30, 2002, as amended (the "Loan Agreement") between themselves and Comerica Bank (the "Bank"). Certain financial covenants under the Loan Agreement were violated during 2003 and were subsequently cured. The Bank has waived any defaults that might have resulted there from.

     The Partnership's obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Partnership. The line of credit was extended for twelve additional months expiring December 31, 2004. As of June 30, 2004, the Partnership had $6,615,439 outstanding under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $8,615,439 on June 30, 2004.

Distributions

     The Partnership has not made distributions to limited partners since April 2003 and, while it anticipates being able to make distributions in the future, cannot predict when distributions may recommence.

Uncertainties

     As of June 30, 2004, except as noted above in the Overview section and listed below in the Risk Factors section, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity.

Risk Factors

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make, including but not limited to, the following:


o There is a depressed market for supply vessels of this type, age and condition which have affected the value of the Partnership's three remaining supply vessels. The Partnership believes this will continue to negatively impact its ability to remarket these vessels.

o The Partnership may face difficulty remarketing the aircraft rotables. Due to the current condition of the airline industry, there is a depressed demand market for these rotables.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                  June 30, 2004

 d.  Inflation and Interest Rates

     The potential effects of inflation on the Partnership are difficult to predict. However, since the Partnership is in its disposition phase, the effects are anticipated to be minimal. If the general economy experiences significant rates of inflation, however, it could affect the Partnership in a number of ways. The Partnership does not currently have or expect to have rent escalation clauses tied to inflation in its leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from the Partnership's leases may be expected to increase with inflation as the cost of similar new and used equipment increases).

     If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Item 3.  Qualitative  and  Quantitative   Disclosures   About  Market  Risk  Not
         Applicable

     The Partnership is exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residual) owned by the Partnership and its investors.

     The Partnership manages its interest rate risk by obtaining fixed rate debt for most of its obligations. The Partnership borrows funds under floating rate lines of credit and is therefore exposed to interest rate risk until the floating rate lines of credit are repaid. The Partnership's borrowing under the floating rate lines of credit as of June 30, 2004 aggregated $8,615,439.

     The Partnership attempts to manage its exposure to equipment and residual risk by monitoring the market and maximizing remarketing proceeds through either releasing or sales of equipment.

Item 4.   Controls and Procedures

     The Partnership carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., the General Partner of the Partnership, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that the Partnership's disclosure controls and procedures were effective.

     There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's second quarter that have materially affected, or are likely to materially affect, the Partnership's internal control over financial reporting.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

PART II - OTHER INFORMATION
---------------------------


Item 1 - Legal Proceedings
--------------------------

     The Partnership, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any pending litigation and are not aware of any pending or threatened litigation against the Partnership.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits

32.1 Certification of Chairman and Chief Executive Officer

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

(b)  Reports on Form 8-K - None

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ICON Cash Flow Partners L.P. Seven
                                     By its General Partner,
                                     ICON Capital Corp.



        August 16, 2004              /s/ Thomas W. Martin
 --------------------------          -------------------------------------
              Date                   Thomas W. Martin
                                     Executive Vice President
                                     (Principal Financial and Accounting Officer
                                     of the General Partner of the Partnership)

Exhibit 32.1

     Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-Q
                              ---------------------

I, Beaufort J.B. Clarke, certify that:

1.   I have reviewed this  quarterly  report of ICON Cash Flow  Partners,  L.P.,
     Seven;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the condensed consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  August 16, 2004

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

Exhibit 32.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-Q
                              ---------------------

I, Thomas W. Martin, certify that:

1.   I have reviewed this  quarterly  report of ICON Cash Flow  Partners,  L.P.,
     Seven;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the condensed consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  August 16, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting officer
of the General Partner of the Partnership)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                  June 30, 2004

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Seven, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that, to the best of my knowledge and belief:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Seven.

Dated:  August 16, 2004



          /s/ Beaufort J.B. Clarke
          ------------------------------------------------------
          Beaufort J.B. Clarke
          Chairman and Chief Executive Officer
          ICON Capital Corp.
          General Partner of ICON Cash Flow Partners L.P. Seven

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                                  June 30, 2004

EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Seven, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that, to the best of my knowledge and belief:

(1) the Quarterly Report on Form 10-Q for the period ended June, 30 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Seven.

Dated:  August 16, 2004



             /s/ Thomas W. Martin
             -------------------------------------------------------
             Thomas W. Martin
             Executive Vice President (Principal
             Financial and Accounting Officer)
             ICON Capital Corp.
             General Partner of ICON Cash Flow Partners L.P. Seven