Form 10-Q
period 2004-09-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 2004-11-17
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                September 30, 2004
                              --------------------------------------------------

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

                           Consolidated Balance Sheets





                                                              (Unaudited)
                                                              September 30,        December 31,
                                                                   2004                2003
                                                                   ----                -----
         Assets

Cash and cash equivalents                                    $        372,222    $       301,256
                                                             ----------------    ---------------

Investments in finance leases:
   Minimum rents receivable                                         1,142,645            904,811
   Estimated unguaranteed residual values                              70,902          1,188,402
   Initial direct costs, net                                            -                  1,299
   Unearned income                                                    (8,819)           (55,036)
   Allowance for doubtful accounts                                      -              (239,516)
                                                             -----------------   --------------

     Net investment in finance leases                               1,204,728          1,799,960
                                                             -----------------   ---------------

Investments in operating leases:
   Equipment at cost                                                2,565,000          6,352,370
   Accumulated depreciation                                          (694,427)        (1,614,224)
                                                             ----------------    ---------------

     Net investment in operating leases                             1,870,573          4,738,146
                                                             ----------------    ---------------

Equipment held for sale or lease, net                               3,949,841         15,569,831
Net investment in leveraged lease                                        -            19,631,879
Investment in estimated unguaranteed residual values                4,686,758          4,686,758
Investments in joint ventures                                       3,754,841          4,000,169
Due from affiliates                                                   150,000            369,071
Other assets, net                                                     545,905            966,486
                                                             ----------------    ---------------

Total assets                                                 $     16,534,868    $    52,063,556
                                                             ================    ===============







                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets - Continued




                                                          (Unaudited)
                                                          September 30,   December 31,
                                                               2004           2003
                                                               ----           ----
         Liabilities and Partners' Equity

Notes payable - non-recourse                             $      -        $ 22,129,648
Notes and accrued interest payable - recourse               9,049,001      14,027,055
Due to General Partner and affiliates, net                  1,747,875          51,522
Security deposits, deferred credits and other payables        278,848         429,127
Minority interest                                              18,704          22,871
                                                         ------------    ------------

      Total liabilities                                    11,094,428      36,660,223
                                                         ------------    ------------

Commitments and Contingencies

Partners' equity (deficiency):
   General Partner                                          (794,502)       (694,873)
   Limited Partners (987,548 units outstanding,
     $100 per unit original issue price)                    6,234,942      16,098,206
                                                         ------------    ------------

     Total partners' equity                                 5,440,440      15,403,333
                                                         ------------    ------------

Total liabilities and partners' equity                   $ 16,534,868    $ 52,063,556
                                                         ============    ============










See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations
                                   (Unaudited)




                                                         For the Three Months            For the Nine Months
                                                          Ended September 30,            Ended September 30,
                                                         2004           2003           2004            2003
                                                         ----           ----           ----            ----

Revenues:
Finance income                                       $       2,897   $       5,308  $      10,582  $      43,516
Rental income                                              113,555         258,390        323,380      1,145,650
Net income from leveraged leases                               -           458,307      1,078,481      1,484,025
Income from investments in joint ventures                  398,393         296,939        931,283        931,513
Interest income and other                                    5,157              20         37,927          2,610
                                                     -------------   -------------  -------------   ------------

   Total revenues                                          520,002       1,018,964      2,381,653      3,607,314
                                                     -------------   -------------  -------------   ------------

Expenses:
   Provision for impairment loss                         1,580,839       4,100,000      6,280,839      4,800,000
   Depreciation                                            508,960       1,518,259      2,536,179      4,277,007
   Loss (gain) on disposal of assets                       931,628          11,000      1,604,750       (119,779)
   Interest                                                160,164         622,365        964,838      2,136,124
   General and administrative                               58,914         392,849        460,949      1,258,207
   Management fees - General Partner                           -           103,716        387,287        583,008
   Administrative expense reimbursements -
    General Partner                                            -            42,563        154,958        237,040
    Reversal of provision for bad debts                    (21,979)             -        (134,391)          -
    Amortization of initial direct costs                    28,282          21,701         91,050         120,029
    Minority interest                                         (570)          2,162         (1,913)         3,345
                                                     --------------  -------------  -------------  -------------

   Total expenses                                        3,246,238       6,814,615     12,344,546     13,294,981
                                                     --------------  -------------  -------------  -------------

Net loss                                             $  (2,726,236)  $  (5,795,651) $  (9,962,893) $  (9,687,667)
                                                     =============    ============  =============  =============

Net loss allocable to:
   Limited Partners                                  $  (2,698,974)  $  (5,737,694) $  (9,863,264) $  (9,590,790)
   General Partner                                         (27,262)        (57,957)       (99,629)       (96,877)
                                                     --------------  -------------  -------------  -------------

                                                     $  (2,726,236)  $  (5,795,651) $  (9,962,893) $  (9,687,667)
                                                     ==============  ============== ============== =============

Weighted average number of limited
   partnership units outstanding                           987,548         987,548        987,548        987,548
                                                     =============   =============  =============  ============

Net loss per weighted average
   limited partnership unit                          $       (2.73)  $       (5.81) $       (9.99) $      (9.71)
                                                     ==============  =============  =============  =============




See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

              Consolidated Statement of Changes in Partners' Equity

                  For the Nine Months Ended September 30, 2004
                                   (Unaudited)



                               Limited          General
                              Partners          Partner          Total
                              --------          -------          ----

Balance at
   January 1, 2004       $       16,098,206    $  (694,873)    $15,403,333

Net loss                        (9,863,264)        (99,629)     (9,962,893)
                         -----------------     ------------    -----------

Balance at
   September 30, 2004    $        6,234,942    $  (794,502)    $ 5,440,440
                         ==================    ============    ===========









See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,
                                   (Unaudited)


                                                                          2004                2003
                                                                          ----                ----

Cash flows from operating activities:
   Net loss                                                         $    (9,962,893)    $   (9,687,667)
                                                                    ---------------     --------------
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Rental income paid directly to lenders by lessees                      -               (674,894)
       Reversal of provision for doubtful accounts                         (134,391)              -
       Interest expense on non-recourse financing paid
         directly to lenders by lessees                                     391,890          1,325,332
       Loss (gain) on disposal of assets                                  1,604,750           (119,779)
       Amortization of initial direct costs                                  91,050            120,029
       Provision for impairment loss                                      6,280,839          4,800,000
       Depreciation expense                                               2,536,179          4,277,007
       Net income from leveraged leases                                  (1,078,481)        (1,484,025)
       Income from investments in joint ventures                           (931,283)          (931,513)
       Minority interest                                                     (1,913)             3,345
       Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables                 867,359          1,645,675
         Other assets                                                       420,585            316,805
         Security deposits, deferred credits and other payables             (20,633)           317,749
         Due to/from General Partner and affiliates, net                       -              (329,424)
                                                                    ---------------     --------------

   Total adjustments                                                     10,025,951          9,266,307
                                                                    ---------------     --------------

Net cash provided by (used in) operating activities                          63,058           (421,360)
                                                                    ---------------     --------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                       1,548,754            887,662
   Distributions received from joint ventures                               956,057            325,557
                                                                    ---------------     --------------

Net cash provided by investing activities                                 2,504,811          1,213,219
                                                                    ---------------     --------------

Cash flows from financing activities:
   Cash distributions to partners                                                -          (1,662,543)
   Proceeds from notes payable - recourse                                        -             690,000
   Principal payments on notes payable - recourse                        (4,477,654)          (453,901)
   Loans and advances from affiliates                                     1,980,751               -
                                                                    ---------------     --------------

Net cash used in financing activities                                    (2,496,903)        (1,426,444)
                                                                    ---------------     --------------

Net increase (decrease) in cash and cash equivalents                         70,966           (634,585)
Cash and cash equivalents at beginning of period                            301,256          1,257,947
                                                                    ---------------     --------------

Cash and cash equivalents at end of period                          $       372,222     $      623,362
                                                                    ===============     ==============



                                                        (continued on next page)

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows - Continued
                                   (Unaudited)


Supplemental Disclosure of Cash Flow Information

     For the nine months ended September 30, 2004 and 2003, non-cash activities included the following:




                                                                             2004                2003
                                                                             ----                ----
Principal and interest from finance lease
    paid directly to lenders by lessees                              $      5,674,044    $     4,255,945
Rental income from operating leases paid
   directly to lenders by lessees                                               -                674,894
                                                                     ----------------    ---------------
Principal and interest on non-recourse
   financing paid directly to lenders by lessees                           (5,674,044)        (4,930,839)
                                                                     ================    ==============

                                                                     $         -         $         -
                                                                     ================    ==============

Notes payable - non-recourse relinquished with sale of equipment     $     16,847,494    $         -
                                                                     ================    =============

Transfer of investment in operating leases, net of accumulated
   depreciation, to equipment held for sale or lease                 $      5,530,831    $    3,444,412
                                                                     ================    ==============


Interest accrued or paid directly to lenders by lessees
   on non-recourse financings                                        $        391,890    $    1,325,332
Other interest paid                                                           572,948           810,792
                                                                     ----------------    --------------

Total interest expense                                               $        964,838    $    2,136,124
                                                                     ================    =============







See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying consolidated financial statements of ICON Cash Flow Partners L.P. Seven (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2003 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The accompanying consolidated financial statements include the accounts of the Partnership and its ownership interest in ICON Cash Flow Partners L.L.C. III at September 30, 2004 and for the nine months ended September 30, 2004 and 2003. All material intercompany balances and transactions have been eliminated in consolidation.

2.   Organization

     The Partnership is an equipment leasing business formed on May 23, 1995. The Partnership is primarily engaged in the business of acquiring equipment subject to leases.

     The Partnership's reinvestment period ended on November 9, 2002 and the disposition period began on November 10, 2002. During the disposition period, the Partnership has and will continue to utilize available cash to pay its liabilities; distribute substantially all remaining cash, if any, from operations and equipment sales to the partners; and continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut Corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under the partnership agreement.

     Certain reclassifications have been made to the accompanying consolidated financial statements for the three and nine months ended September 30, 2003 to conform to the current period presentation.

3.   Joint Ventures

     The Partnership and its affiliates formed eight joint ventures, discussed below, for the purpose of acquiring and managing various assets. The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership and the other joint venturers have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venturers desire to sell their interests in the equipment or joint venture.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

                               September 30, 2004
                                   (Unaudited)

3.   Joint Ventures (continued)

     The joint venture described below is majority owned and is consolidated with the Partnership.

ICON Cash Flow Partners L.L.C. III

     The Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E") formed, ICON Cash Flow Partners L.L.C. III, ("LLC III") for the purpose of acquiring and managing a 1976 McDonnell Douglas DC-10-30 (the "Aircraft"). The Aircraft is leased to World Airways, Inc. The lease was on a "power-by-the-hour" basis until December 2004. Effective September 1, 2004, the lease has been modified to a fixed rental of $50,000 per month plus maintenance reserves and the term has been extended through June 2005. Aviation Investors, Inc. ("Aviation"), an unrelated third party, who was a party to LLC III's acquisition of the Aircraft. Aviation has a 50% interest in the Aircraft currently on lease to World Airways and accordingly LLC III and Aviation are each entitled to $25,000 of the monthly rental payments. As stipulated in the agreement between Aviation and LLC III, LLC III is entitled to retain 100% the monthly maintenance reserve of $5,000 which will be applied against future maintenance costs of the Aircraft. The Partnership and Series E contributed 99% and 1% of the cash required for such acquisition, respectively. LLC III acquired the Aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. LLC III has since fully repaid the non-recourse debt secured by the Aircraft.

     The seven joint ventures described below are 50% or less owned by the Partnership and are accounted for under the equity method, whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions of the joint ventures.

ICON Receivables 1997-A L.L.C.

     The Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D"), Series E and ICON Cash Flow Partners L.P. Six ("L.P. Six"), contributed and assigned equipment leases, finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing their cash flow collections. At September 30, 2004, the Partnership, Series D, Series E and L.P. Six own interests of 19.97%, 17.81%, 31.19%, and 31.03%, respectively, in 1997-A.

     At September 30, 2004, 1997-A's operations have been liquidated as the note holders have been fully repaid for their investment in 1997-A and the remaining receivables relating to the securitizations totaling $345,152, due from an affiliate of the General Partner relating to lease receivables, were written-off as uncollectible. The remaining cash is being reserved to pay for potential property tax; sales tax and other liabilities, if any.

     Information as to the unaudited results of operations of 1997-A for the nine months ended September 30, 2004 and 2003 are summarized below:


                                       Nine Months Ended      Nine Months Ended
                                       September 30, 2004     September 30, 2003
                                       ------------------     ------------------

Net loss                               $         (158,852)     $      (50,673)
                                       ==================      ==============
Partnership's share of net loss        $          (31,715)     $      (10,117)
                                       ==================      ==============

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

                               September 30, 2004
                                   (Unaudited)

3.   Joint Ventures (continued)

ICON Receivables 1997-B L.L.C.

     The Partnership and two affiliates, Series E and L.P. Six, formed ICON Receivables 1997-B L.L.C. ("1997-B") for the purpose of securitizing their cash flow collections. The Partnership, Series E and L.P. Six each contributed cash, equipment leases and residuals to 1997-B and own a 16.67%, 75.00% and 8.33% interest, respectively, in 1997-B. Due to the cumulative losses recognized by 1997-B the Partnership's share of the cumulative losses exceeds the carrying value of its investment in 1997-B. As a result, the Partnership has ceased application of the equity method of accounting and has not recognized its share of 1997-B's losses in excess of its carrying value. Resumption of the equity method of accounting will begin only after the Partnership's share of 1997-B's subsequent profits equals the Partnership's share of losses not recognized because of suspension of the equity method of accounting.

     Information as to the unaudited results of operations of 1997-B for the nine months ended September 30, 2004 and 2003 is summarized below:

                                          Nine Months Ended   Nine Months Ended
                                          September 30, 2004  September 30, 2003
                                          ------------------  ------------------

Net income (loss)                           $     (161,788)   $       (199,459)
                                            ==============    ================
Partnership's share of net income (loss)    $       21,913    $        (33,250)
                                            ==============    ================
Distributions                               $      206,128    $       -
                                            ==============    ================
Partnership's share of distributions        $       34,362    $       -
                                            ==============    ================

ICON/Boardman Facility LLC

     The Partnership and two affiliates, L.P. Six and ICON Income Fund Eight A L.P. ("Fund Eight A"), formed ICON/Boardman Facility LLC ("ICON BF") for the purpose of acquiring a coal handling facility on lease with Portland General Electric ("PGE"), a utility company. Prior to September 24, 2004, the Partnership, L.P. Six and Fund Eight A owned interests of .5025%, .5025% and 98.995%, respectively, in ICON BF. Effective September 24, 2004 the Partnership assigned its entire .5025% interest in ICON BF to Fund Eight A for $65,325. This amount was determined to be the fair value of the Partnership's interest in ICON BF based upon the expected proceeds from the sale of the coal handling facility. When the coal handling facility is ultimately sold, and the actual gain on the sale determined, the Partnership may be required to repay a portion of the cash received or receive additional cash so the actual gain realized by the Partnership is representative of its previous ownership interest of .5025%

     As part of the Comerica Bank Loan and Security Agreement, there is a Contribution Agreement between the Partnership, Fund Eight A, ICON Income Fund Eight B L.P. ("Fund Eight B") and ICON Income Fund Nine, LLC ("Fund Nine") (each a "Borrower" and collectively, "the Borrowers") which allows a Borrower to repay another Borrowers obligation to Comerica Bank as long as the repaid amounts are promptly reimbursed to the paying Borrower. The Partnership assigned its entire ..5025% ownership interest in ICON BF to partially satisfy its obligation to Fund Eight A under the Contribution Agreement.

     ICON BF is currently in negotiations with PGE for the purchase of the coal handling facility from ICON BF. The sale is expected to be completed during November 2004 with PGE acquiring ownership of the coal handling facility.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

                               September 30, 2004
                                   (Unaudited)

3.   Joint Ventures (continued)

     Information as to the unaudited results of operations of ICON BF for the nine months ended September 30, 2004 and 2003 is summarized below:


                                      Nine Months Ended    Nine Months Ended
                                      September 30, 2004   September 30, 2003
                                      ------------------   ------------------

Net income                             $     1,155,025     $        1,074,363
                                       ===============     ==================
Partnership's share of net income      $         5,804     $            5,398
                                       ===============     ==================
Distributions                          $     7,245,027     $      -
                                       ===============     ==================
Partnership's share of distributions   $        36,406     $      -
                                       ===============     ==================

ICON/AIC Trust
--------------

     The Partnership and two affiliates, L.P. Six and Fund Eight A formed, ICON/AIC Trust ("AIC Trust") for the purpose of owning and managing a portfolio of leases in England. The Partnership, L.P. Six and Fund Eight A owned interests of 30.76%, 25.51% and 43.73% interest, respectively, in AIC Trust.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, in exchange for a note receivable of (Pound)2,575,000 ($3,744,822 converted at the exchange rate at December 31, 2001) which was payable in six installments through June 2004. In July 2004, the final installment on the note was collected and distributed. On September 30, 2004, AIC Trust was dissolved

     Information as to the unaudited results of operations of AIC Trust for the nine months ended September 30, 2004 and 2003 is summarized below:

                                        Nine Months Ended   Nine Months Ended
                                       September 30, 2004   September 30, 2003
                                       ------------------   -----------------

Net income                             $        7,700        $         32,151
                                       ==============        ================
Partnership's share of net income      $        2,369        $          9,890
                                       ==============        ================
Distributions                          $    1,378,141        $      1,396,948
                                       ==============        ================
Partnership's share of distribution    $      423,916        $        429,701
                                       ==============        ================

ICON Cheyenne LLC
-----------------

     The Partnership and three affiliates, L.P. Six, Fund Eight A and Fund Eight B formed, ICON Cheyenne LLC ("ICON Cheyenne"), entities managed by the General Partner, for the purpose of acquiring and managing a portfolio of leases. Prior to September 30, 2004 the Partnership, L.P. Six, Fund Eight A and Fund Eight B had ownership interests of 10.31%, 1.0%, 1.0% and 87.69%, respectively, in ICON Cheyenne. In connection with the terms of the Contribution Agreement as discussed in Note 4, effective September 30, 2004, the Partnership assigned a 9.04% interest in ICON Cheyenne (while retaining a 1.27% interest) to Fund Eight B for $204,384. This amount was determined to represent the Partnership's proportionate fair value, which equals the book value of the Partnership's interest in ICON Cheyenne at September 30, 2004. The fair value was determined using discounted cash flow projections for ICON Cheyenne's portfolio. Accordingly, no gain or loss was recognized from this transaction.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

                               September 30, 2004
                                   (Unaudited)

3.   Joint Ventures (continued)

     The outstanding balance of the non-recourse debt secured by these assets, at September 30, 2004, was $570,172. The leases expire on various dates through September 2006.

     Information as to the unaudited results of operations of ICON Cheyenne for the nine months ended September 30, 2004 and 2003 is summarized below:


                                     Nine Months Ended       Nine Months Ended
                                     September 30, 2004      September 30, 2003
                                     ------------------      ------------------

Net loss                              $       (582,147)      $      (12,994)
                                      ================       ==============
Partnership's share of net loss       $        (60,019)      $       (1,340)
                                      ================       ===============
Distributions                         $      4,475,001       $      741,759
                                      ================       ==============
Partnership's share of distribution   $        461,373       $       76,475
                                      ================       ==============

ICON Aircraft 24846, LLC

     The Partnership and two affiliates, Fund Eight A and Fund Eight B, formed, ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a Boeing 767-300ER aircraft on lease to Scandinavian Airline Systems. The Partnership, Fund Eight A and Fund Eight B had ownership interests of 2.0%, 2.0% and 96.0%, respectively in ICON Aircraft 24846.

     The aircraft was sold on July 29, 2004 and ICON Aircraft 24846 realized a loss on the sale of approximately $601,800. The General Partner had determined that it was in the best interest of ICON Aircraft 24846 and its members to sell the Boeing 767-300ER aircraft to BTM Capital Corp., the lender, for an amount equal to the outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors: (i) the aircraft's current fair market value was estimated to be between $24,000,000 and $27,000,000 and the balance of the outstanding debt was $34,500,000; (ii) any new lease for the aircraft would have required the Partnership to contribute an additional $850,000 in equity (at minimum) in order to reconfigure the aircraft and/or upgrade the engines; and
(iii) if the Partnership were to continue to remarket the aircraft, the lender would have required interest only payments of approximately $100,000 per month until the aircraft was re-leased.

     Information as to the unaudited results of operations of ICON Aircraft 24846 for the nine months ended September 30, 2004 and 2003 is summarized below:

                                         Nine Months Ended     Nine Months Ended
                                        September 30, 2004    September 30, 2003
                                        ------------------    -----------------

Net loss                                $      (2,515,576)     $     (2,499,071)
                                        =================      ================
Partnership's share of net loss         $         (50,312)     $        (49,981)
                                        =================      ================
Contributions                           $         577,021      $       -
                                        =================      ================
Partnership's share of contributions    $          11,540      $       -
                                        =================      ================

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

                               September 30, 2004
                                   (Unaudited)

3.       Joint Ventures (continued)

North Sea (Connecticut) Limited Partnership

     The Partnership entered into a joint venture agreement with North Sea (Connecticut) Limited Partnership ("North Sea"), in which the Partnership is a 50% Class C limited partner. North Sea exercised its option to acquire a drilling rig and simultaneously leased the drilling rig to the operator. The lease was then financed on a non-recourse basis with a bank, and a portion of the loan proceeds were used to pay for the exercise of the option; with the excess loan proceeds of $20,002,567 distributed to the joint venturers ($10,001,284 represented the Partnership's 50% share). The other parties to this joint venture are not affiliates of the Partnership or its General Partner.

     The Partnership has guaranteed an amount equal to the difference between the stipulated loss value provided for in the financing and the loan balance. The maximum amount for which the Partnership is contingently liable at September 30, 2004 under this guarantee was approximately $58,000.

     Information as to the unaudited results of operations of North Sea for the nine months ended September 30, 2004 and 2003 is summarized below:

                                     Nine Months Ended     Nine Months Ended
                                     September 30, 2004    September 30, 2003
                                     ------------------    ------------------

Net income                           $       2,086,488     $        2,021,826
                                     =================     ==================
Partnership's share of net income    $       1,043,243     $        1,010,913
                                     =================     ==================

4.   Related Party Transactions

     At September 30, 2004, the Partnership had a receivable of $150,000 due from L.P. Six which relates to distributions received from AIC Trust.

     The Partnership also had a net payable of $1,747,875 due to the General Partner and affiliates at September 30, 2004. The Partnership owed the General Partner $179,609 for management fees and administrative expense reimbursements.

     During 2004, the Partnership paid $864,862 to Series D relating to a leveraged lease transaction entered into during 1997. At September 30, 2004, the remaining balance due to Series D is $388,763 which the Partnership anticipates paying in the fourth quarter of 2004 either from rental income or from the proceeds of equipment sales. Additionally, the Partnership is owed from Series D $45,591, at September 30, 2004, for rental payments received on its behalf.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

                               September 30, 2004
                                   (Unaudited)

4.   Related Party Transactions (continued)

     As part of the Comerica Bank Loan and Security Agreement, there is a Contribution Agreement between the Partnership, Fund Eight A, Fund Eight B, Fund Nine and Fund Ten (each a "Borrower" and collectively, "the Borrowers"). Under the Contribution Agreement each Borrower is jointly and severalty liable for all amounts outstanding to Comerica Bank. The Contribution Agreement allows a Borrower to repay another Borrowers obligation to Comerica Bank as long as the repaid amounts are promptly reimbursed to the paying Borrower. At September 30, 2004, Fund Eight A, Fund Eight B and Fund Nine paid advances to Comerica Bank of $175,000, $1,020,000 and $390,000, respectively, on behalf of the obligations of the Partnership. The Partnership had amounts due from Fund Eight A of $155,522 which primarily resulted from the Partnership's share of distributions and rental payments received by Fund Eight A on the Partnership's behalf and $204,384 due from Fund Eight B relating to the Partnership's assignment of 9.04% of its interest in ICON Cheyenne. These amounts have been netted against the amounts due to affiliates in the accompanying consolidated balance sheets. The Partnership is accruing interest at 8.0% per annum on all unpaid advances. The Partnership anticipates repaying these advances either from rental income, proceeds from equipment sales and the sale of the Partnership's joint venture interests or a combination of the three.

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2004 and 2003, respectively, were as follows:

                                 2004          2003
                                 ----          ----

Management fees           $    387,287    $    583,008    Charged to Operations
Administrative expense
  reimbursements               154,958         237,040    Charged to Operations
                          ------------    ------------

Total                     $    542,245    $   820,048
                          ============    ===========

     Effective July 1, 2004 the General Partner voluntary decided to waive its right to management fees and administrative expense reimbursements.

5.   Sale of Aircraft

     The Partnership had an ownership interest in a DC-10-30 aircraft (the "Aircraft") subject to a leveraged lease with Federal Express Corporation which expired on July 2, 2004. The Aircraft was subject to non-recourse debt which had a balloon payment of approximately $9,600,000 due at lease end. As required by the loan agreement, the Partnership entered into a residual value insurance agreement (the "Residual Insurance Agreement") with an unrelated third party. Under the Residual Insurance Agreement, the insurer was required to pay the insured amount to the lender at the expiration of the lease if the balloon payment was not made by the Partnership. The Partnership was unable to make the required balloon payment when due nor was it able to successfully refinance the debt. As a result the insurer, pursuant to the terms of the insurance agreement, notified the Partnership of its intention to pay the insured amount of $10,200,000 at lease end, resulting in title of the Aircraft transferring to the insurer and the Partnership losing its entire ownership interest in the Aircraft. As a result, the Partnership received proceeds of $520,293, net of the $9,679,707 paid to the non-recourse lender at lease end.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

                               September 30, 2004
                                   (Unaudited)

6.   Equipment Held for Sale or Lease

     The Partnership is the sole owner of three (3) marine vessels originally on charter to affiliates of Seacor Smit, Inc. These vessels are not subject to outstanding debt with a lender. On September 20, 2004 and again on October 10, 2004, the Partnership entered into two separate Memorandum of Agreements (the "Agreements") with Gulf Ocean Marine Services, Inc., an unaffiliated third party, for the sale of the Gulf Pearl and Gulf Wind supply tug vessels, respectively. The sales occurred simultaneously with the execution of the Agreements. The sale price for each vessel was $500,000 and the Partnership recognized a loss on each sale of $1,580,840. The $1,580,840 loss on the vessel sold on September 20, 2004, is included in loss on lease terminations in the accompanying consolidated statements of operations for the nine months ended September 30, 2004 and $1,580,840 loss on the vessel sold on October 10, 2004 has been recorded as impairment charge in the accompanying consolidated statements of operations for the nine months ended September 30, 2004.

7.   Investment in Estimated Unguaranteed Residual Values

     The Partnership entered into an agreement in which it has an investment in the unguaranteed residual values of three Boeing 737-300 aircraft valued at $4,686,758. Additionally, the Partnership has a recourse promissory note of $5,571,009 related to this investment at September 30, 2004. If any, or all, of the aircraft are sold prior to the maturity date of the recourse promissory note, November 27, 2006, then the Partnership may have all or a portion of the outstanding balance of the recourse promissory note forgiven, depending upon the total sales proceeds. If the aircraft are sold after the maturity date of the recourse promissory note, then the Partnership would be entitled to receive one-third of the net proceeds in excess of the net book value of aircraft, as defined by the agreement. In addition, the Partnership is required to repay a portion of the recourse promissory note with 50% of the sales proceeds from any of its assets which are not subject to senior secured debt.

8.   Line of Credit Agreement

     The Partnership, along with certain of its affiliates; Fund Eight A, Fund Eight B, and ICON Income Fund Nine, LLC, (collectively, the "Initial Funds"), are parties to a Loan and Security Agreement dated May 30, 2002, as amended (the "Loan Agreement") with Comerica Bank. Under the terms of the Loan Agreement, the Initial Funds may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Such Loan Agreement, effective August 5, 2004, was amended to add ICON Income Fund Ten, LLC as a borrower to the Loan Agreement. The expiration of the Loan Agreement is December 31, 2004.

     The Partnership entered into two transactions; (i) the assignment of its entire interest in ICON BF, and (ii) the assignment of 9.04% of its interest in ICON Cheyenne to partially repay an affiliate amounts that had been paid on the Partnership's behalf, to Comerica Bank under the Contribution Agreement.

     At September 30, 2004, the Partnership had $3,297,992 outstanding under the Loan Agreement. The aggregate borrowing by all Funds under the Loan Agreement was $9,417,992 at September 30, 2004. The Partnership anticipates repaying this debt either from cash from rental income, proceeds from the sale of equipment, proceeds from the sale of its joint venture interests or a combination of all three.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

                               September 30, 2004
                                   (Unaudited)

9.   Contingencies

     In August 2004, Fleet Capital Corporation ("Fleet") filed an action in New York State Supreme Court, New York County, seeking to recover monies it alleges that the Partnership owes it under certain Performance Guaranties against the Partnership entered into in connection with certain non-recourse loans made by Fleet to certain entities which were wholly-owned subsidiaries of the Partnership. These loans were made in connection with the Partnership's acquisition of five (5) marine vessels formerly on charter to affiliates of SEACOR Marine and SEACOR Offshore, Inc. While the Partnership believes Fleet's action is without merit and is vigorously defending such action, it has filed a Counterclaim against Fleet seeking to recover damages as a result of Fleet's breach of its duty of good faith and fair dealing. The Partnership has not accrued any potential loss from this action as the action is in the early stage of discovery and it is not currently possible to determine a range or possible range of potential loss, if any, that may result from the outcome of this action.

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements and notes included in our annual report on Form 10-K dated December 31, 2003. Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o    availability of qualified personnel;

o cash flows from operating activities may be less than our current level of expenses and debt obligations;

o    the financial condition of lessees; and

o    lessee defaults.

a.   Overview

     We are an equipment leasing business formed on May 23, 1995 and began active operations on November 9, 1995. We primarily engage in the business of acquiring equipment subject to leases and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

     We are currently selling our assets in the ordinary course of business, a time frame called the "disposition period". Our goal is to complete the disposition period in the next few years.

     Our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, primarily consists of:

o A 50% interest in a mobile offshore drilling rig subject to lease with Rowan Companies, Inc. Our contribution of the purchase price was
     $12,325,000 of equity and $2,400,828 in assumed non-recourse debt. The lease will expire on March 15, 2008.

o A 50% interest in a sodium chlorate production facility subject to lease with EKA Chemicals, Inc. with a lease expiration date of July 2006, at which time title in the equipment will pass to the lessee. The purchase price consisted of an equity contribution of $2,805,920 and $1,052,998 in non-recourse debt.

o A 49% interest in a McDonnell Douglas DC-10-30F aircraft subject to lease with World Airways, Inc. The lease was on a "power-by-the-hour" basis until March 2005. Effective September 1, 2004, the lease has been modified to a fixed rental of $50,000 per month plus maintenance reserves and the term has been extended through June 2005. Aviation Investors, Inc. has a 50% interest in the Aircraft currently on lease to World Airways and accordingly LLC III and Aviation Investors, Inc. are each entitled to $25,000 of the monthly rental payments. As stipulated in the agreement between Aviation Investors, Inc and LLC III, LLC III is entitled to retain 100% the monthly maintenance reserve of $5,000. Aviation Investors, Inc. is an unrelated third party that was a party to LLC III's acquisition of the Aircraft. The purchase price consisted of an equity contribution of $2,119,992 and $9,309,759 in non-recourse debt. We have since fully repaid the non-recourse debt secured by the Aircraft.

o An investment in the unguaranteed residual value of three (3) 737-300 aircraft on lease to Continental Airlines, Inc. expiring in November, 2006.

o Warehouse distribution equipment subject to lease with AZ3, Inc. with an expiration date of October 2004. The equipment was originally purchased by us for $523,640. We are in the process of transferring the title of the equipment for $1, pursuant to the terms of the lease.

     Substantially all of our recurring operating revenues are generated from the operations of the single-investor leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known or anticipated re-leasing costs and equipment management costs.

     Sale of Boeing 767-300ER Aircraft

     The Boeing 767-300ER aircraft was sold on July 29, 2004. ICON Aircraft 24846 LLC realized a loss on the sale of approximately $601,800 and recorded an impairment charge on this asset in the second quarter. The General Partner determined that it was in the best interests of the joint venture, which had been holding the Boeing 767-300ER aircraft to sell the aircraft to BTM Capital Corp., the lender, for an amount equal to the outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors:

1) The aircraft's current fair market value was estimated to be between $24,000,000 and $27,000,000, and the balance of the outstanding debt was $34,500,000.

2) Any new lease for the aircraft would have required us to contribute approximately an additional $850,000 in equity (at minimum) in order to reconfigure the aircraft and/or upgrade the engines.

3) If we were to continue to remarket the aircraft, the lender would have required interest only payments of approximately $100,000 per month until the aircraft is re-leased.

Industry Factors

     Our results continue to be impacted by a number of factors influencing the equipment leasing industry some of which are discussed below.

Further Deterioration of the Air Travel Industry.

     The aircraft leasing industry is currently on the downside of a business cycle, and this has resulted in depressed sales prices for assets such as our aircraft interests. It does not appear that the industry will recover significantly in the very near future, although we are optimistic that, within two to three years, there will be a recovery. However, a further weakening of the industry could cause the proceeds realized from the future sale of our aircraft and its rotables to be even less than suggested by recent appraisals.

Supply Vessel Industry

     The Supply Vessel Industry is highly cyclical and dependent on numerous factors, including the current level of exploration and development of offshore oil areas. Despite current high prices of oil, oil companies are reluctant to make the capital investment necessary in shelf drilling, as the high energy prices are perceived as being temporary by oil companies. As such, while it is hoped that the industry will recover, a continuing depressed market will affect the resale value of the Partnership's remaining vessel.

Inability to Remarket Assets.

     The market for some of our assets, such as the interest in the offshore oil rig, is not very liquid. If current equipment lessees choose not to renew their leases or purchase other equipment upon expiration of the lease, we will need to remarket the equipment. There is no assurance that we will be able to locate a willing buyer or lessee for our assets, or if one is located, that the buyer or lessee will pay a price for the asset at least equal to the appraised value.

     b. Results of Operations for the Three Months Ended September 30, 2004 and 2003

     Revenues for the quarterly periods ended September 30, 2004 (the "2004 Quarter") and 2003 (the "2003 Quarter") are summarized as follows:

----------------------------------- --------------------------------------------
                              For Quarter Ended, September 30, 2004
--------------------------------------------------------------------------------
----------------------------------- ------------ ------------------ ----------
                                    2004 Quarter    2003 Quarter     Change
----------------------------------- ------------ ------------------ ----------
----------------------------------- ------------ ------------------ ----------
Total Revenue                        $   520,002      $   1,018,964 $(498,962)
----------------------------------- ------------ ------------------ ----------
----------------------------------- ------------ ------------------ ----------
Finance income                       $     2,897      $       5,308 $  (2,411)
----------------------------------- ------------ ------------------ ----------
----------------------------------- ------------ ------------------ ----------
Rental income                        $  113,555       $     258,390 $ (144,835)
----------------------------------- ------------ ------------------ ----------
----------------------------------- ------------ ------------------ ----------
Net income from leveraged lease
                                     $     -          $     458,307 $ (458,307)
----------------------------------- ------------ ------------------ ----------
----------------------------------- ------------ ------------------ ----------
Income from investments in  joint
ventures                             $  398,393       $     296,939 $   101,454
----------------------------------- ------------ ------------------ ----------
----------------------------------- ------------ ------------------ ----------
Interest income and other            $    5,157       $          20 $     5,137
----------------------------------- ------------ ------------------ ----------

     Our total revenues for the three months ended September 30, 2004 (the "2004 Quarter") decreased $498,962 or 49.0%, over the three months ended September 30, 2003 (the "2003 Quarter"). The decrease in rental income is as a result of leases expiring and the underlying equipment reclassified as equipment held for sale or lease; such as the vessels formerly on charter to Seacor Marine and Seacor Offshore.

     The decrease in income from the leveraged lease was due to the fact that the leveraged lease came to term in the second quarter of 2004 and therefore we have no income from leveraged lease in the 2004 Period compared to three months of income in the 2003 Period.

     The increase in income from investments in joint ventures was due primarily to increased gains incurred by the ICON Receivables 1997-B L.L.C. ("1997-B") joint venture and North Sea Limited Partnership and offset by losses incurred by the ICON Cheyenne joint venture.


     Expenses for the quarterly periods ended September 30, 2004 and 2003 are summarized as follows:

-------------------------------------------- -----------------------------------
                                      For Quarter Ended, September 30, 2004
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                          2004 Quarter   2003 Quarter   Change
---------------------------------------- ------------- -------------- ----------
---------------------------------------- ------------- -------------- ----------
Total Expenses                           $ 3,246,238   $ 6,814,615  $(3,568,377)
---------------------------------------- ------------ ------------- ------------
---------------------------------------- ------------ ------------- ------------
Provision for impairment loss            $ 1,580,839   $ 4,100,000  $(2,519,161)
---------------------------------------- ------------ ------------- ------------
---------------------------------------- ------------ ------------- ------------
Depreciation                             $   508,960   $ 1,518,259  $(1,009,299)
---------------------------------------- ------------ ------------- ------------
---------------------------------------- ------------ ------------- ------------
Loss on disposal of assets               $   931,628   $    11,000  $   920,628
---------------------------------------- ------------ ------------- ------------
---------------------------------------- ------------ ------------- ------------
Interest                                 $   160,164   $   622,365  $  (462,201)
---------------------------------------- ------------ ------------- ------------
---------------------------------------- ------------ ------------- ------------
General and administrative               $    58,914   $   392,849  $  (333,935)
---------------------------------------- ------------ ------------- ------------
---------------------------------------- ------------ ------------- ------------
Management fees - General Partner        $       -     $   103,716  $  (103,716)
---------------------------------------- ------------ ------------- ------------
---------------------------------------- ------------ ------------- ------------
Administrative expense reimbursements -
General Partner                          $       -     $    42,563  $   (42,563)
---------------------------------------- ------------ ------------- ------------
---------------------------------------- ------------ ------------- ------------
Reversal of provision for bad debts      $   (21,979)  $        -   $   (21,979)
---------------------------------------- ------------ ------------- ------------
---------------------------------------- ------------ ------------- ------------
Amortization of initial direct costs     $    28,282   $    21,701  $     6,581
---------------------------------------- ------------ ------------- ------------
---------------------------------------- ------------ ------------- ------------
Minority interest                        $      (570)  $     2,162  $    (2,732)
---------------------------------------- ------------ ------------- ------------

     Our total expenses for the 2004 Quarter decreased by $3,568,377 or 52.4%, over the 2003 Quarter. The decrease in provision for impairment loss was due to our recording impairment on five vessels during the 2003 Quarter compared to one vessel during the 2004 Quarter

     The decrease in depreciation expense was due primarily to the termination of the five marine vessel leases originally on charter to affiliates of Seacor Smit and Seacor Marine. The 2003 Quarter had three months of depreciation relating to these leases while the 2004 Quarter had no depreciation relating to these leases.

     The increase in loss on disposal of assets was due to the disposal of the two leases during the 2004 Quarter for which there were minimal disposals during the 2003 Quarter.

     The decrease in interest expense was due to a decrease in the average debt outstanding from the 2004 Quarter to the 2003 Quarter. This decrease is primarily as a result of several factors; the extinguishment of debt associated with the lease termination and debt extinguishment related to the sale of the Federal Express Corporation equipment during the quarter.

     The decrease in general and administrative expenses was due to reductions in storage and maintenance and insurance expense in the 2004 Quarter versus the 2003 Quarter as a result of reduced payments under the Seacor Smit and Seacor Marine leases.

     Effective July 1, 2004 the General Partner agreed to no longer charge the Partnership management fees and administrative expense reimbursements. These fees were charged in prior quarters.

Net Loss

     As a result of the factors discussed above, the net loss for the 2004 Quarter and the 2003 Quarter was $2,726,236 and $5,795,651, respectively. The net loss per weighted average limited partnership unit outstanding was $2.73 and $5.81 for the 2004 Quarter and the 2003 Quarter, respectively

c.   Results of Operations for the Nine Months Ended September 30, 2004 and 2003

     Revenues for the nine month periods ended September 30, 2004 (the "2004 Period") and 2003 (the "2003 Period") are summarized as follows:

---------------------------------------------------------------------------
                                    For Period Ended, September 30, 2004
----------------------------------- ------------ --------------------------
----------------------------------- ------------ --------------------------
                                    2004 Period   2003 Period      Change
---------------------------------- ------------- ------------ -------------
---------------------------------- ------------- ------------ -------------
Total Revenue                       $ 2,381,653  $ 3,607,314   $(1,225,661)
---------------------------------- ------------- ------------ -------------
---------------------------------- ------------- ------------ -------------
Finance income                      $    10,582  $    43,516   $   (32,934)
---------------------------------- ------------- ------------ -------------
---------------------------------- ------------- ------------ -------------
Rental income                       $   323,380  $ 1,145,650   $  (822,270)
---------------------------------- ------------- ------------ -------------
---------------------------------- ------------- ------------ -------------
Net income from leveraged lease     $ 1,078,481  $ 1,484,025   $  (405,544)
---------------------------------- ------------- ------------ -------------
---------------------------------- ------------- ------------ -------------
Income from investments in joint
ventures                            $   931,283  $   931,513   $      (230)
---------------------------------- ------------- ------------ -------------
---------------------------------- ------------- ------------ -------------
Interest income and other           $    37,927  $     2,610   $    35,317
---------------------------------- ------------- ------------ -------------

     Our total revenue for the nine months ended September 30, 2004 (the "2004 Period") decreased by $1,225,661,or 34.0%, as compared to the nine months ended September 30, 2003 (the "2003 Period"). The decrease in finance income resulted primarily from a decrease in the average size of our lease portfolio. Specifically, the following leases have expired since the 2003 Period:
Continental Airlines Inc., Sabreliner Corp., Boca Teeca Cleaners and Circle Construction.

     The decrease in rental income is as a result of leases expiring and the underlying equipment reclassified as equipment held for sale or lease; such as the vessels formerly on charter to Seacor Marine and Seacor Offshore.

     The decrease in income from the leveraged lease was due to the fact that the leveraged lease came to term in the second quarter of 2004 and therefore we have six months of income from leveraged lease in the 2004 Period compared to nine months of income inn the 2003 Period.

     Expenses for the nine month periods ended September 30, 2004 (the "2004 Period") and 2003 (the "2003 Period") are summarized as follows:

--------------------------------------------------------------------------------
                                          For Period Ended, September 30, 2004
--------------------------------------------------------------------------------
---------------------------------------- ----------- -------------- ------------
                                         2004 Period  2003 Period      Change
---------------------------------------- -----------  ------------- ------------
---------------------------------------- -----------  ------------- ------------
Total Expenses                           $12,344,546  $ 13,294,981  $  (950,435)
---------------------------------------- -----------  ------------- ------------
---------------------------------------- -----------  ------------- -----------
Provision for impairment loss            $ 6,280,839  $  4,800,000  $ 1,480,839
---------------------------------------- -----------  ------------- ------------
---------------------------------------- -----------  ------------- ------------
Depreciation                             $ 2,536,179  $  4,277,007  $(1,740,828)
---------------------------------------- -----------  ------------- ------------
---------------------------------------- -----------  ------------- ------------
Loss (gain) on disposal of assets        $ 1,604,750  $   (119,779) $1,724,529
---------------------------------------- -----------  ------------- ------------
---------------------------------------- -----------  ------------- ------------
Interest                                 $   964,838  $  2,136,124  $(1,171,286)
---------------------------------------- -----------  ------------- ------------
---------------------------------------- -----------  ------------- ------------
General and administrative               $   460,949  $  1,258,207  $  (797,258)
---------------------------------------- -----------  ------------- ------------
---------------------------------------- -----------  ------------- ------------
Management fees - General Partner        $   387,287  $    583,008  $  (195,721)
---------------------------------------- -----------  ------------- ------------
---------------------------------------- -----------  ------------- ------------
Administrative expense reimbursements -
General Partner                          $   154,958  $    237,040  $   (82,082)
---------------------------------------- -----------  ------------- ------------
---------------------------------------- -----------  ------------- ------------
Reversal of provision for bad debts      $  (134,391) $        -    $  (134,391)
---------------------------------------- -----------  ------------- ------------
---------------------------------------- -----------  ------------- ------------
Amortization of initial direct costs     $    91,050  $    120,029  $   (28,979)
---------------------------------------- -----------  ------------- ------------
---------------------------------------- -----------  ------------- ------------
Minority interest                         $   (1,913) $      3,345  $    (5,258)
---------------------------------------- -----------  ------------  ------------

     Our total expenses for the 2004 Period decreased by $950,435, or 7.1%, over the 2003 Period. The increase in provision for impairment loss was due to our recording impairment on an aircraft on lease to Federal Express Corporation and one vessel during the 2004 Period compared to an impairment on five vessels during the 2003 Period.

     The decrease in depreciation expense was due primarily to the termination of the five marine vessel leases originally on charter to affiliates of Seacor Smit and Seacor Marine.

     The increase in loss (gain) on disposal of assets was due to the disposal of the five marine vessels leases originally on charter to affiliates of Seacor Smit and Seacor Marine and the sale of the Federal Express Corporation equipment during the 2004 Period.

     A decrease in general and administrative expenses was due to reductions in storage and maintenance and insurance expense in the 2004 Period versus the 2003 Period as a result of reduced payments under the Seacor Smit and Seacor Marine leases.

     Effective July 1, 2004 the General Partner agreed to no longer charge the Partnership management fees and administrative expense reimbursements. These fees were charged in the 2003 Period.

     The decrease in interest expense was due to a decrease in the average debt outstanding from the 2004 Period to the 2003 Period. This decrease is primarily as a result of several factors; the extinguishment of debt associated with the lease termination and debt extinguishment related to the sale of the Federal Express Corporation equipment.

Net Loss

     As a result of the foregoing factors, net loss for the 2004 Period and the 2003 Period was $9,962,893 and $9,687,667 respectively. The net loss per weighted average limited partnership unit outstanding was $9.99 and $9.71 for the 2004 Quarter and the 2003 Quarter, respectively.

d.   Liquidity and Capital Resources

Sources of Cash

     We believe that with the cash we have currently available and from cash being generated from our remaining leases and the proceeds from our equipment sales we have sufficient cash to continue our limited operations while we continue our disposition phase of our operations. We anticipate paying our debt obligations and the Comerica Bank advances from our affiliates from either cash generated from rental income or from the proceeds of equipment sales.

Operations

     During the nine months ended September 30, 2004, our sources of cash have primarily been from proceeds from the sales of equipment, distributions received from our joint ventures and advances received from our General Partner and affiliates. We have received approximately $4,620,000 from these sources during the nine months ended September 30, 2004.

Reduction in Note Payable

     We have an obligation of $388,763 to Series D relating to a leveraged lease transaction entered into during 1997. We anticipate paying this in the fourth quarter of 2004 either from rental income or from the proceeds of equipment sales. Additionally, we are owed from Series D $45,591, at September 30, 2004, for rental payments received on its behalf.

Sale of Boeing 767-300ER Aircraft

     The aircraft was sold on July 29, 2004. ICON Aircraft 24846 LLC realized a loss on the sale of approximately $601,800 and recorded an impairment charge on this asset in the second quarter. The General Partner determined that it was in the best interests of the joint venture, which had been holding the Boeing 767-300ER aircraft, to sell the aircraft to BTM Capital Corp., the lender, for an amount equal to the outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors:

1. The aircraft's current fair market value was estimated to be between $24,000,000 and $27,000,000, and the balance of the outstanding debt was $34,500,000.

2. Any new lease for the aircraft would have required us to contribute approximately an additional $850,000 in equity (at minimum) in order to reconfigure the aircraft and/or upgrade the engines.

3. If we were to continue to remarket the aircraft, the lender would have required interest only payments of estimated $100,000 per month until the aircraft was placed with a new lessee.

Supply Vessels

     We are the sole owner of two entities that owned (5) five marine vessels originally on charter to affiliates of Seacor Marine, Inc. (the "Vessels"). These Vessels were subject to outstanding non-recourse debt with a lender, Fleet Capital Corp. ("Fleet").

     On September 11, 2003, Fleet took control of the Vessels and commenced remarketing efforts. On May 12, 2004, Fleet held a sale for the Vessels, which resulted in an aggregate sale price of $3,580,000. All of the sale proceeds went to Fleet to reduce the outstanding non-recourse debt. Since there were no proceeds for our benefit, we realized a loss of $622,872 on the transaction.

Sale of Gulf Pearl and Gulf Wind

     On September 20, 2004 we entered into a Memorandum of Agreement (the "Agreement") with Gulf Ocean Marine Services, Inc., an unaffiliated third party, for the sale of the Gulf Pearl supply tug vessel. The sale occurred simultaneously with the execution of the Agreement. The sales price was $500,000 and we recognized a loss on the sale of approximately $1,589,000.

     On October 8, 2004 we entered into a Memorandum of Agreement (the "Agreement") with Gulf Ocean Marine Services, Inc., an unaffiliated third party, for the sale of the Gulf Wind supply tug vessel. The sale occurred simultaneously with the execution of the Agreement. The sales price was $500,000 and we recognized a loss on the sale of approximately $1,589,000. For the nine months ended September we recognized an impairment loss equal to the loss on the sale of the vessel.

World Airways, Inc.

     The World Airways lease was on a "power-by-the-hour" basis until March 2005. Effective September 1, 2004, the lease has been modified to a fixed rental of $50,000 per month plus maintenance reserves and the term has been extended through June 2005. Aviation Investors, Inc. has a 50% interest in the Aircraft and accordingly they are entitled to $25,000 of the monthly rental payments. As stipulated in the agreement between us and Aviation Investors, Inc we are entitled to retain 100% the monthly maintenance reserve of $5,000.

Boeing 737-300 Aircraft

     We have entered into an agreement in which we have an investment in the unguaranteed residual values of three Boeing 737-300 aircraft valued at $4,686,758. Additionally, we have a recourse promissory note of $5,571,009 related to this investment at September 30, 2004. If any, or all, of the aircraft are sold prior to the maturity date of the recourse promissory note, November 27, 2006, then we may have all or a portion of the outstanding balance of the recourse promissory note forgiven, depending upon the total sales proceeds. If the aircraft are sold after the maturity date of the recourse promissory note, then we would be entitled to receive one-third of the net proceeds in excess of the net book value of aircraft, as defined by the agreement. In addition, we are required to repay a portion of the recourse promissory note with 50% of the sales proceeds from any of our assets which are not subject to senior secured debt.

     The so-called "Current Generation" Boeing narrowbody aircraft, including the 737-300's, were amongst those whose values were initially hardest hit by the tragic events of September 11, 2001. The current market remains volatile, and the industry is currently on the downside of a business cycle. We are optimistic that the industry will turn around within the next two to three years. The three 1985 vintage Boeing aircraft each have approximately 15 years of useful life remaining, are Stage III compliant, and are widely used in the market. We anticipate Continental Airlines, Inc. will either renew the current leases, as they did in 2003, or agree to a favorable buyout when the current leases expire. Therefore, based upon the discounted future rental income stream over the remaining useful life of these aircraft, we have determined that there is no impairment of these aircraft at September 30, 2004. As for the related recourse obligation, we prepaid $500,000 in interest during 2003 and are not required to commence interest only payments until December 31, 2005. We remain hopeful that when these aircraft are sold the recourse obligations will be repaid from the proceeds. We believe that it is possible for the sale to occur prior to the maturity date of the re course debt, November 27, 2006.


Financings and Recourse Borrowings

     Certain affiliates of ours, specifically; ICON Income Fund Nine, LLC; ICON Income Fund Eight A L.P.; ICON Income Fund Eight B L.P. and ICON Cash Flow Partners L.P. Seven (collectively, the "Initial Funds"), are parties to a Loan and Security Agreement dated as of May 30, 2002, as amended (the "Loan Agreement"). Under the terms of the Loan Agreement, the Initial Funds may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Such Loan Agreement, effective August 5, 2004, was amended to add ICON Income Fund Ten LLC ("Fund Ten") as a borrower to the Loan Agreement. The expiration of the Loan Agreement is December 31, 2004.

     In connection with the Loan Agreement, the Initial Funds previously entered into a Contribution Agreement dated as of May 30, 2002, as amended (the "Contribution Agreement"). Pursuant to the Contribution Agreement, the Initial Funds agreed to restrictions on the amount and the terms of their respective borrowings under the Loan Agreement in order to minimize the unlikely risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will promptly make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Initial Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. In order to facilitate Fund Ten's addition to the Contribution Agreement, the Funds entered into a Second Amended and Restated Contribution Agreement effective as of August 5, 2004. The Second Amended and Restated Contribution Agreement contain substantially identical terms and limitations as did the original Contribution Agreement.

     At September 30, 2004, Fund Eight A, Fund Eight B and Fund Nine paid to Comerica Bank on our behalf, $175,000, $1,020,000 and $390,000, respectively, under the provisions of the Contribution Agreement. Additional, we had amounts due from Fund Eight A and Fund Eight B of $155,522 and $204,384, respectively, relating primarily to our assignment of our joint venture interests as partial settlement against these advances. We are accruing interest at 8.0% per annum on all unpaid advances. We anticipate repayment either from rental income, proceeds from equipment sales or the sale of our joint venture interests.

     Aggregate borrowings by all funds under the line of credit agreement amounted to $9,417,992 at September 30, 2004. We currently have $3,297,992 of borrowings under this line.

Distributions

     We have not made distributions to limited partners since April 2003 and, while we anticipate being able to make distributions in the future, cannot predict when distributions may recommence.

Uncertainties

     At September 30, 2004, except as noted above in the Overview section and listed below in the Risk Factors section, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity.

Risk Factors

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make, including but not limited to, the following:

o There is a depressed market for supply vessels of this type, age and condition which have affected the value of our remaining supply vessel. We believe this will continue to negatively impact our ability to remarket this vessel.

o We may face difficulty remarketing the aircraft rotables. Due to the current condition of the airline industry, there is a depressed market for these rotables.

o The market for Boeing 737-300 aircraft is currently depressed due to an overabundance of aircraft on the market resulting from the overall downturn in the aviation industry following the tragic events of September 11, 2001. While the market for these aircraft is cyclical, there can be no assurance that market will recover by November, 2006. Failure of the market to recover significantly may result in our inability to realize our investment in the residuals of the three (3) aircraft currently on lease to Continental Airlines, Inc.

 d.  Inflation and Interest Rates

     The potential effects of inflation on us are difficult to predict. However, since we are in our disposition phase, the effects are anticipated to be minimal. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases may be expected to increase with inflation as the cost of similar new and used equipment increases).

     If interest rates increase significantly, the lease rates that we can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Item  3.  Qualitative  and  Quantitative   Disclosures  About  Market  Risk  Not
Applicable

     We are exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residual) owned by us.

     We manage our interest rate risk by obtaining fixed rate debt for most of our obligations. We borrow funds under floating rate lines of credit and are therefore exposed to interest rate risk until the floating rate lines of credit are repaid. We have borrowings under the floating rate lines of credit at September 30, 2004 aggregated $3,297,992.

     We attempt to manage our exposure to equipment and residual risk by monitoring the market and maximizing our remarketing proceeds through either releasing or sales of equipment.

Item 4.  Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., our General Partner, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective.

     There were no significant changes in our internal control over financial reporting during our third quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     From time-to-time, in the ordinary course of business, we are involved in legal actions when necessary to protect or enforce our rights. We are not a defendant party to any pending litigation and are not aware of any pending or threatened litigation against us, except as stated below.

     In August 2004, Fleet Capital Corporation ("Fleet") filed an action in New York State Supreme Court, New York County, seeking to recover monies it alleges that the Partnership owes it under certain Performance Guaranties entered into in connection with certain non-recourse loans made by Fleet to certain entities which were wholly-owned subsidiaries of the Partnership. These loans were made in connection with the Partnership's acquisition of five (5) marine vessels formerly on charter to affiliates of SEACOR Marine and SEACOR Offshore, Inc. While the Partnership believes Fleet's action is without merit and is vigorously defending such action, it has filed a Counterclaim against Fleet seeking to recover damages as a result of Fleet's breach of its duty of good faith and fair dealing. The Partnership has not accrued any potential loss from this action as the action is in the early stage of discovery and it is not currently possible to determine a range or possible range of potential loss, if any, that may result from this action.

Item 6 - Exhibits and Reports on Form 8-K

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

(b) Reports on Form 8-K - Dated September 24, 2004 describing the transaction with Gulf Ocean Marine Services, Inc. for the sale of a supply tug vessel. Dated October 14, 2004 describing the transaction with Gulf Ocean Marine Services, Inc. for the sale of a supply tug vessel.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ICON Cash Flow Partners L.P. Seven
                                   By its General Partner,
                                   ICON Capital Corp.



        November 17, 2004          /s/ Thomas W. Martin
   --------------------------      --------------------------------------
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

3. Based on my knowledge, the consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Dated:  November 17, 2004

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

3. Based on my knowledge, the consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Dated:  November 17, 2004

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

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Seven, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that, to the best of my knowledge and belief:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Seven.

Dated:  November 17, 2004



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

EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Seven, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that, to the best of my knowledge and belief:

(1) the Quarterly Report on Form 10-Q for the period ended September, 30 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Seven.

Dated:  November 17, 2004



 /s/ Thomas W. Martin
 -------------------------------------------------------
 Thomas W. Martin
 Executive Vice President (Principal
 Financial and Accounting Officer)
 ICON Capital Corp.
 General Partner of ICON Cash Flow Partners L.P. Seven