Form 10-K
period 2004-12-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 2005-05-06
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                      December 31, 2004
                          ------------------------------------------------------
                                                     or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

Commission File Number                            33-94458
                       ---------------------------------------------------------

                       ICON Cash Flow Partners L.P. Seven
             (Exact name of registrant as specified in its charter)

                  Delaware                                   13-3835387
--------------------------------------------         ---------------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)               Identification Number)

                100 Fifth Avenue, 10th floor, New York, New York  10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code               (212) 418-4700
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:
Not applicable. There is no established market for units of the registrant.

                                Table of Contents

Item



PART I

1. Business                                                                     3-6

2. Properties                                                                   7

3. Legal Proceedings                                                            7

4. Submission of Matters to a Vote of Security Holders                          7

PART II

5.   Market for the Registrant's Securities and Related Security Holder Matters 8

6.   Selected Consolidated Financial Data                                       9

7.   General Partner's Discussion and Analysis of Financial Condition and
     Results of Operations                                                      10

7A.  Qualitative and Quantitative Disclosures About Market Risk                 22

8.   Consolidated Financial Statements                                          23

9.   Changes in and Disagreements with Accountants on Accounting and Financial
     Disclosure                                                                 50

9A.  Controls and Procedures                                                    50

9B.  Other Information                                                          50

PART III

10. Directors and Executive Officers of the Registrant's General Partner        50

11. Executive Compensation                                                      51

12. Security Ownership of Certain Beneficial Owners and Management              52

13. Certain Relationships and Related Transactions                              52

14. Principal Accountant Fees and Services                                      52

PART IV

15.  Exhibits, Financial Statement Schedules                                    53

SIGNATURES                                                                      54

         Certifications                                                         55-58


                                     PART I

Item 1. Business

     General Development of Business

     ICON Cash Flow Partners L.P. Seven (the "Partnership") was formed on May 23, 1995 as a Delaware limited partnership. When used in this report, the terms "we" "us" and "our" refers to the Partnership.

     Our maximum offering was $100,000,000 and we commenced business operations on our initial closing date, January 19, 1996 with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. Between January 20, 1996 and September 16, 1998 (the final closing date) 973,628.86 additional units were admitted representing $97,362,886 of capital contributions bringing the total admission to 999,996.81 limited partnership units aggregating $99,999,681 in capital contributions. From 1997 through 2004, we redeemed 12,449.00 limited partnership units leaving 987,547.81 limited partnership units outstanding at December 31, 2004.

     Our General Partner is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of our equipment leases and financing transactions under the terms of a management agreement with us.

     Segment Information

     We have only one operating segment: the business of acquiring equipment subject to leases with companies that we believe to be creditworthy.

     Narrative Description of Business

     We are an equipment leasing income fund. Our principal investment objective is to obtain the maximum economic return from our investments for the benefit of our partners. To achieve this objective we have: (i) acquired a diversified portfolio of equipment leases and financing transactions; (ii) made monthly cash distributions to our partners commencing with each partner's admission, (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) commenced the disposition period and begun to sell our investments and distribute the cash from sales of such investments to our partners.

     Our reinvestment period ended on November 9, 2002. During the disposition period, we have and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of our operations and affairs. We will not invest in any additional finance or lease transactions during the disposition period.

     At December 31, 2004 and 2003, we had total assets of $13,849,239 and $52,063,556, respectively. During the year ended December 31, 2004, our total revenue was $2,677,226, which was derived principally from two leases which accounted for approximately 48% of our rental revenue. We incurred a net loss for the year ended December 31, 2004 of $10,242,220. For the year ended December 31, 2003, our total revenue was $1,576,532, which was derived principally from three leases which accounted for approximately 41% of our rental revenue. We incurred a net loss for the year ended December 31, 2003 of $17,300,236. For the year ended December 31, 2002, our total revenue was $8,326,025, which was derived principally from three leases which accounted for approximately 61% of our rental revenue. We incurred a net loss for the year ended December 31, 2002 of $3,661,408.

     We have no direct employees. The General Partner has full and exclusive control over our management and operations.

     Our Competition

     The equipment leasing industry is highly competitive. When seeking leasing transactions for acquisition or sale, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than us and have greater financial resources than we do.

     Lease Transactions

     During the years ended December 31, 2004 and 2003 we did not purchase any additional equipment. We entered into the following lease modifications, assignments and sales for the years ended December 31, 2004 and 2003, as follows:

     Sale of CSK Auto Lease

     During June 2004, we sold equipment which had been on lease to CSK Auto, Inc. CSK Auto, Inc. had made 60 scheduled payments totaling approximately $138,000. We recognized a gain of approximately $10,000 on this sale.

     Sale of 1979 McDonnell Douglas DC-10-30 Aircraft

     We had an ownership interest in a DC-10-30 aircraft subject to a lease with Federal Express Corporation which expired on July 2, 2004. The aircraft was subject to non-recourse debt which had a balloon payment of approximately $9,600,000 due at lease end. As required by the loan agreement, we entered into a residual value insurance agreement (the "Residual Insurance Agreement") with an unrelated third party. Under the terms of the Residual Insurance Agreement, the insurer was required to pay the insured amount to the lender at the expiration of the lease if the balloon payment was not made by us at lease end. We were unable to make the required balloon payment when due nor were we able to successfully refinance the debt. As a result, the insurer, pursuant to the terms of the Residual Insurance Agreement, notified us of their intention to pay the insured amount of $10,200,000 at lease end, resulting in title of the aircraft transferring to the insurer. As a result, we received proceeds of $520,293, net of the $9,679,707 paid to the non-recourse lender at lease end.

     Sale of Boeing 767-300ER Aircraft

     During July 2004, one of our joint ventures, ICON Aircraft 24846 LLC, sold its only asset, a Boeing 767-300ER, which resulted in a realized net loss of approximately $601,800, of which our share was approximately $12,000. The General Partner had determined that it was in the best interest of ICON Aircraft 24846 LLC and its members to sell the Boeing 767-300ER aircraft to BTM Capital Corp., the lender, for an amount equal to the then outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors: (i) the aircraft's current fair market value was estimated to be between $24,000,000 and $27,000,000 and the balance of the outstanding debt was $34,500,000; (ii) any new lease for the aircraft would have required an additional $850,000 in equity (at a minimum) in order to reconfigure the aircraft and upgrade the engines; and (iii) if we were to continue to remarket the aircraft, the lender would have required interest only payments of approximately $100,000 per month until the aircraft was re-leased.

     Lease Modification of 1976 McDonnell Douglas DC-10-30

     We have an ownership interest in a 1976 McDonnell Douglas DC-10-30 (the "Aircraft") on lease with World Airways, Inc. The lease was on a "power-by-the-hour" basis until December 2004. Effective September 1, 2004, this lease was modified to a fixed rental of $50,000 per month plus maintenance reserves and the term was extended through September 2006. Aviation Investors, Inc. ("Aviation"), an unrelated third party, who was the seller in the acquisition of the Aircraft, has a Residual Sharing Agreement (the "Agreement") in which Aviation is entitled to receive 50% of all residual proceeds of the aircraft. Residual proceeds includes gross proceeds from any of the following; sale, lease, renewal lease or extension or financing or refinancing of the
Aircraft and casualty payments. Such gross proceeds may be reduced, but not below zero, for recovery expenses, remarketing expenses, any reasonable out-of-pocket costs incurred by us and an amount calculated to provide us with a consistent rate of return, as defined in the Agreement. Additionally, Aviation has a management agreement with us to manage the operations of and to remarket the Aircraft for sale or lease. For this service Aviation receives a monthly management fee of $10,667.

     There is a maintenance reserve of approximately $1,843,000 at December 31, 2004. If the maintenance reserves are not fully utilized any remaining monies will be divided between the us and Aviation as stipulated in the Agreement.

     Sale of Supply Vessels

     We were the sole owner of five marine supply vessels originally on charter to affiliates of Seacor Marine, Inc. (the "Vessels"). These Vessels were subject to outstanding non-recourse debt with Fleet Capital Corp. ("Fleet"). During September 2003, Fleet took control of the Vessels and commenced remarketing efforts under the terms of their financing agreement with us. On May 12, 2004, Fleet sold the Vessels, which resulted in aggregate sale proceeds of $3,580,000. At the time of sale, the outstanding non-recourse debt relating to the Vessels was $7,138,369; therefore all proceeds from the sale were used repay the outstanding non-recourse notes. As a result of the sale of the Vessels, we recorded a loss on lease termination of approximately $623,000, which represented the Vessels net book value at that time.

     We were the sole owner of two marine vessels originally on charter to affiliates of Seacor Smit, Inc. These vessels were not subject to any outstanding debt. On September 20, 2004 and again on October 10, 2004, respectively, we sold the Gulf Pearl and Gulf Wind supply vessels, respectively, to Gulf Ocean Marine Services, Inc. The sale price for each vessel was $500,000. We realized a net loss of $790,420 from the sale of the vessel sold on September 20, 2004, which is included in gain (loss) on disposal of assets for the year ended December 31, 2004 and we realized a net loss of $790,420 on the vessel sold on October 10, 2004. We recorded as impairment loss for this amount in the third quarter of 2004.

     Sale of AZ3 Lease

     During October 2004, title passed on material handling equipment on lease to AZ3 after they made their final renewal lease payment in conjunction with a lease which expired in July, 2002. We realized a net loss of approximately $25,000.

     Assignment of Interest in ICON Cheyenne

     On September 23, 2004, we assigned 9.04% of our interest in ICON Cheyenne LLC ("ICON Cheyenne") to ICON Income Fund Eight B L.P. ("Fund Eight B") for $204,384, thereby decreasing our ownership in ICON Cheyenne to 1.27%. This assignment was made in order for us to repay our outstanding debt obligation to Fund Eight B as required by the Contribution Agreement, which is more fully explained elsewhere in this document (See Financing and Borrowings located in the Liquidity and Capital Resources section). This amount represented our proportionate fair value of our interest in ICON Cheyenne at September 23, 2004. The fair value was determined using discounted cash flow projections for ICON Cheyenne's portfolio.

     Assignment of Interest in ICON/Boardman Facility

     On September 24, 2004, we assigned our entire .5025% ownership interest in ICON BF to ICON Income Fund Eight A L.P. ("Fund Eight A") for $65,325, thereby increasing Fund Eight A's ownership in ICON BF to 99.4975%. This assignment was made in order for us to repay our outstanding debt obligation to Fund Eight A as required by the Contribution Agreement, which is more fully explained elsewhere in this document (Refer to Financing and Borrowings located in Liquidity and Capital Resources section). This amount represented our fair value of L.P. Seven's interest in ICON BF at September 24, 2004. This amount was determined to represent the fair value of ICON BF based upon the expected net proceeds from the sale of the coal handling facility.

     Assignments of Rowan Cash Flow

     On November 24, 2004, we assigned .8% of our interest in the profits, losses and future cash flows of a mobile offshore drilling rig, subject to a lease with Rowan Companies, Inc. to Fund Eight A for $200,000. This assignment was made in order for us to repay our outstanding debt obligation to Fund Eight A as required by the Contribution Agreement, which is more fully explained elsewhere in this document (See Financing and Borrowings located in the
Liquidity and Capital Resources section). This amount represented our proportionate fair value of our interest in the mobile offshore drilling rig at November 24, 2004. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

     On November 24, 2004, we assigned 3.24% of our interest in the profits, losses and future cash flows of a mobile offshore drilling rig, subject to a lease with Rowan Companies, Inc. to ICON Income Fund Eight B L.P. ("Fund Eight B") for $810,000. This assignment was made in order for us to repay our outstanding debt obligation as required by the Contribution Agreement, which is more fully explained elsewhere in this document (See Financing and Borrowings located in the Liquidity and Capital Resources section). This amount represented our proportionate fair value of our interest in the mobile offshore drilling rig at November 24, 2004. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

     On February 23, 2005, we assigned 2.69% of our interest in the profits, losses and future cash flows of a mobile offshore drilling rig, subject to a lease with Rowan Companies, Inc. to Fund Eight B for $672,992, increasing Fund Eight B's ownership interest to 5.93%. This assignment was made in order for us to repay our outstanding debt obligation to Fund Eight B as required by the Contribution Agreement, which is more fully explained elsewhere in this document (See Financing and Borrowings located in the Liquidity and Capital Resources section). This amount represented our proportionate fair value of our interest in the mobile offshore drilling rig at February 23, 2005. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

     On November 24, 2004, we assigned 2.6% of our interest in the profits, losses and future cash flows of a mobile offshore drilling rig, subject to a lease with Rowan Companies, Inc. to ICON Income Fund Nine ("Fund Nine") for $650,000. This assignment was made in order for us to repay our outstanding debt obligation to Fund Nine as required by the Contribution Agreement, which is more fully explained elsewhere in this document (See Financing and Borrowings located in the Liquidity and Capital Resources section). This amount represented our proportionate fair value of our interest in the mobile offshore drilling rig at November 24, 2004. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

     On February 23, 2005, we assigned 3.02% of our interest in the profits, losses and future cash flows of a mobile offshore drilling rig, subject to a lease with Rowan Companies, Inc. to Fund Nine for $755,000, increasing Fund Nine's ownership interest to 5.62%. This assignment was made in order for us to repay our outstanding debt obligation to Fund Nine as required by the Contribution Agreement, which is more fully explained elsewhere in this document (See Financing and Borrowings located in the Liquidity and Capital Resources section). This amount represented our proportionate fair value of our interest in the mobile offshore drilling rig at February 23, 2005. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

     Assignment of Sodium Chlorate Production Facility

     On March 28, 2005, we assigned our entire 50% ownership interest in EKA Chemicals, Inc. to Fund Nine for $745,000. This assignment was made in order for us to repay our outstanding debt obligation to Fund Nine as required by the Contribution Agreement, which is more fully explained elsewhere in this document (Refer to Financing and Borrowings located in Liquidity and Capital Resources). This amount represented our fair value of our interest in EKA Chemicals, Inc. on March 28, 2005. This amount was determined to represent the fair value of EKA Chemicals, Inc. based upon the expected future cash flows.

     We disposed of equipment that was on lease after lease expiration in 2003, for a net gain of $120,524.

     Available Information

     Our Annual Reports on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, are available free of charge on our internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. This information is also available on the Securities and Exchange Commission's website, at http://www.sec.gov.

Item 2. Properties

     We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits, and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations.

     Fleet Capital Corp Litigation

     In August 2004, Fleet Capital Corp. ("Fleet") commenced an action against us for unspecified damages, alleging that we breached our obligations owed to Fleet under certain Performance Guaranties we entered into in connection with non-recourse loans made by Fleet. The loans were made to our wholly-owned subsidiaries when these entities entered into a transaction to acquire supply tug vessels on charter with affiliates of SEACOR Smit Inc. We and our subsidiaries have counterclaimed, alleging, among other things, that Fleet has breached its covenant of good faith and fair dealing. The action is currently pending in the Supreme Court of the State of New York, New York County and the parties are currently in the process of discovery. It is not possible at this early stage to determine the likelihood of the outcome, but management intends to vigorously defend this claim.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter 2004.

                                     PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     Our limited partnership interests are not publicly traded nor is there currently a market for our limited partnership interests. It is unlikely that any such market will develop.

                                   Number of Equity Security Holders
      Title of Class                     as of March 18, 2005
---------------------------    ---------------------------------------
      General Partner                              1
      Limited Partner                            4,584

     We do not, in the normal course of business, pay dividends. For the year ended December 31, 2004, we did not pay distributions to our partners. Historically, we paid monthly distributions to our partners beginning with their admission through the termination of the reinvestment period, which was November 9, 2002. For the years ended December 31, 2003 and 2002, we paid distributions of $1,645,916 and $10,129,308, respectively, to our limited partners. For the years ended December 31, 2003 and 2002, we paid distributions of $16,627 and $102,316, respectively, to our General Partner.

     Our reinvestment period ended on November 9, 2002. During the disposition period, we have and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. We have not and will not invest in any additional new finance or lease transactions during the disposition period.

     In order for National Association of Securities Dealers ("NASD") members and their associated persons to have participated in the offering and sale of interests in limited partnership units (the "Units") pursuant to the fourth offering or to participate in any future offering of our Units, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our limited partners a per unit estimated value of our Units, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our General Partner must prepare annual statements our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act ("ERISA") in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units shall be deemed to be $15.08 per Unit at September 30, 2004.

     This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand. From this amount we then subtracted our total debt outstanding and then divided that sum by the total number of Units outstanding. This valuation was based solely on the General Partner's perception of market conditions and the types and amounts of our assets. No independent valuation was sought. However, as set forth below, there is no significant public trading market for our Units at this time, and there can be no assurance that limited partners could receive $15.08 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. The foregoing valuation was performed solely for the ERISA and NASD purposes described above. There is no market for our Units, and, accordingly, this value does not represent an estimate of the amount a limited partner would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining term.

Item 6. Selected Consolidated Financial Data

     The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8, Financial Statements and Supplemental Data contained elsewhere in this report.


                                                              Year Ended December 31,
                                                     2004            2003         2002         2001       2000
                                                     ----            ----         ----         ----       ----

 Total revenue                                  $    2,677,226   $  1,576,532   $ 8,326,025   $ 9,159,492   $14,713,736
                                                ==============   ============   ===========   ===========   ===========
 Net (loss) income (a)                          $  (10,242,221)  $(17,300,236)  $(3,661,408)  $(1,477,016)  $ 1,293,261
                                                ==============   ============   ===========   ===========   ===========

 Net (loss) income allocable
   to limited partners                          $  (10,139,799)  $(17,127,234)  $(3,624,794)  $(1,462,246)  $1,280,328
                                                ==============   ============   ===========   ===========   ==========

 Net (loss) income allocable to general partner $     (102,422)  $  (173,002)   $   (36,614)  $   (14,770)  $    12,933
                                                ==============   ============   ===========   ===========   ===========

 Weighted average number of limited
    partnership units outstanding                      987,548        987,548       988,099       989,112       989,929
                                                ==============   ============   ===========   ===========   ===========
 Net (loss) income per weighted average
    limited partnership unit                    $       (10.27)  $     (17.34)  $     (3.67)  $     (1.48)  $      1.29
                                                ==============   ============   ===========   ===========   ===========

 Distributions to limited partners              $           -    $  1,645,916   $10,129,308   $10,632,716   $10,641,411
                                                ==============   ============   ============  ===========   ===========

 Distributions per weighted average
    limited partner unit                        $           -    $       1.67   $     10.25   $     10.75   $     10.75
                                                ==============   ============   ===========   ===========   ===========
 Distributions to the general partner           $           -    $     16,627   $   102,316   $   100,023   $   107,493
                                                ==============   ============   ===========   ===========   ===========



                                        December 31,
                               2004              2003              2002             2001              2000
                               ----              ----              ----             ----              ----

 Total assets               $13,849,239      $52,063,556       $74,009,003       $104,334,907     $130,936,301
                            ===========      ===========       ===========       ============     ============
 Notes payable              $8,174,001       $36,156,703       $38,769,665       $50,984,856      $81,889,191
                            ==========       ===========       ===========       ===========      ============
 Partners' equity           $5,161,112       $15,403,333       $34,366,112      $48,294,920       $60,551,684
                            ==========       ===========       ============     ===========       ===========


(a) During the years ended December 31, 2004, 2003 and 2002 we recorded impairment loss provisions of $7,861,680 $7,850,000 and $350,000 or $7.96, $7.95
and $0.35 per weighted average limited partnership unit, respectively.

Item 7. Manager's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information - Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o changes in our industry, interest rates or the general economy;

o the degree and nature of our competition;

o availability of qualified personnel;

o cash flows from operating activities may be less than our current level of expenses and debt obligations; o the financial condition of lessees; and o lessee defaults.

     a.  Overview

     We are an equipment leasing business formed on May 23, 1995 which began active operations on January 19, 1996. We were primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and are provided current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases was borrowed, so these leases generated little or no current cash flow because substantially all of the rental payments received from a lessee were paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment. We are currently in our disposition period, wherein we are seeking to sell our assets in the ordinary course of business.

     Capital Resources and Liquidity

     We invested most of the net proceeds from our offering in items of equipment subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from our initial investments to the extent that the cash was not needed for expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." After the "reinvestment period," we began selling our assets in the ordinary course of business during a time frame called the "disposition period." If we believe it would benefit investors to reinvest our cash flow in equipment during the disposition period, we may do so, but we will not receive any additional fees in connection with such reinvestments. Our goal is to complete the disposition period in three years after the end of the reinvestment period, but it may take longer to do so.

     Our reinvestment period ended on November 9, 2002. During the disposition period, we have and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. We have not and will not invest in any additional finance or lease transactions during the disposition period.

     Our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

     Energy Industry:

o We have a 43.36% interest in a mobile offshore drilling rig subject to lease with Rowan Companies, Inc. The lease will expire on March 15, 2008. The purchase price was approximately $14,726,000, consisting of approximately $12,325,000 in cash and approximately $2,401,000 of non-recourse debt.

     During 2004, we entered into the following assignments regarding the mobile offshore drilling rig to repay certain of our affiliates for amounts paid on our behalf under the Contribution Agreement; (i) during November 2004, we assigned .8% of our interest in the profits, losses and cash flows valued at $200,000 to Fund Eight A, (ii) during November 2004, we assigned 3.24% of our interest in the profits, losses and cash flows valued at $810,000 to Fund Eight B and (iii) during November 2004, we assigned 2.6% of our interest in the profits, losses and cash flows valued at $650,000 to Fund Nine.

     During 2005, we entered into two additional assignments relating to repayment of payments made on our behalf under the Contribution Agreement;
     (i) during February 2005, we assigned 2.69% of our interest in the profits, losses and cash flows valued at $672,992 to Fund Eight B and (ii) during February 2005, we assigned 3.02% of our interest in the profits, losses and cash flows valued at $755,000 to Fund Nine.

     Chemical Industry:

o We had a 50% interest in a sodium chlorate production facility subject to lease with EKA Chemicals, Inc which was accounted for as a finance lease. The lease will expire in July 2006, at which time title in the facility will pass to EKA Chemicals, Inc. The purchase price was approximately $3,859,000, consisting of approximately $2,806,000 in cash and approximately $1,053,000 of non-recourse debt.

     During March 2005, in order to repay our affiliates for amounts paid on our behalf under the Contribution Agreement; we assigned our entire 50% interest in EKA Chemicals, Inc.'s facility valued at $745,000 to ICON Income Fund Nine LLC.

     Air Transportation Industry:

o We have a 99% interest in a 1976 McDonnell Douglas DC-10-30F aircraft subject to lease with World Airways, Inc. The lease was on a "power-by-the-hour" basis until December 2004. Effective September 1, 2004, this lease was modified to a fixed rental of $50,000 per month plus maintenance reserves and the term was extended through September 2006. The purchase price was approximately $11,430,000 consisting of approximately $2,120,000 in cash and approximately $9,310,000 of non-recourse debt. We have since fully repaid the non-recourse debt. Aviation Investors, Inc. ("Aviation"), an unrelated third party, who was a party to the acquisition of the Aircraft, has a Residual Sharing Agreement (the "Agreement") in which Aviation is entitled to receive 50% of all residual proceeds of the aircraft. Residual proceeds includes gross proceeds from any of the following; sale, lease, renewal lease or extension or financing or refinancing of the Aircraft and casualty payments. Such gross proceeds may be reduced, but not below zero, for recovery expenses, remarketing expenses, and any reasonable out-of-pocket costs incurred by us. Additionally, Aviation has a management agreement with us to manage the operations of and to remarket the Aircraft for sale or lease. For this service Aviation receives a monthly management fee of $10,667.

     There is a maintenance reserve of approximately $1,843,000 at December 31, 2004. If the maintenance reserves are not fully utilized any remaining monies will be divided between the us and Aviation as stipulated in the Agreement.

o We have an investment in the unguaranteed residual values of three Boeing 737-300 aircraft currently on lease to Continental Airlines, Inc. On July 31, 1997, we acquired an option to purchase these aircraft and paid
     $412,500 per aircraft for an aggregate purchase price of $1,237,500. In addition, we assumed recourse debt in the amount of $3,612,092 with interest accruing at 8.5% per year which matured on November 27, 2003. The strike price for each aircraft at maturity was $5,375,000. Prior to the aircraft leases expiring, Continental expressed a desire to extend each of the leases for two years. Due to market conditions and in order to accommodate the lease extensions, it was in our best interest to terminate the option agreement. We agreed to restructure the recourse debt with a new maturity date of November 27, 2006. As a result of the restructuring, we were required to prepay $500,000 of interest that would accrue on the new recourse debt and the option to purchase the aircraft would be converted into an interest in the unguaranteed residual values of the three aircraft.

     Substantially all of our recurring operating revenues are generated from the operations of the single-investor leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known or anticipated re-leasing costs and equipment management costs. Below is a review of our portfolio activity during the twelve months ended December 31, 2004.

     Portfolio Activity

     Sale of Boeing 767-300ER Aircraft

     During July 2004, one of our joint ventures, ICON Aircraft 24846 LLC, sold its only asset, a Boeing 767-300ER, which resulted in a realized net loss of approximately $601,800, of which our share was approximately $12,000. The General Partner had determined that it was in the best interest of ICON Aircraft 24846 LLC and its members to sell the Boeing 767-300ER aircraft to BTM Capital Corp., the lender, for an amount equal to the then outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors: (i) the aircraft's current fair market value was estimated to be between $24,000,000 and $27,000,000 and the balance of the outstanding debt was $34,500,000; (ii) any new lease for the aircraft would have required an additional $850,000 in equity (at a minimum) in order to reconfigure the aircraft and upgrade the engines; and (iii) if we were to continue to remarket the aircraft, the lender would have required interest only payments of approximately $100,000 per month until the aircraft was re-leased.

     Sale of Federal Express DC-10-30 Aircraft

     We had an ownership interest in a DC-10-30 aircraft subject to a lease with Federal Express Corporation which expired on July 2, 2004. The aircraft was subject to non-recourse debt which had a balloon payment of approximately $9,600,000 due at lease end. As required by the loan agreement, we entered into a residual value insurance agreement (the "Residual Insurance Agreement") with an unrelated third party. Under the Residual Insurance Agreement, the insurer was required to pay the insured amount to the lender at the expiration of the lease if the balloon payment was not made by us. Due to the downturn in the marketplace for this type of Aircraft, we were unable to sell the Aircraft for sufficient proceeds to repay the outstanding debt and therefore, we were unable to make the required balloon payment when due nor were we able to successfully refinance the debt. As a result, pursuant to the terms of the Residual Insurance Agreement, the insurer notified us of its intention to pay the insured amount of $10,200,000 at lease end, resulting in title of the Aircraft transferring to the insurer and we lost our entire ownership interest in the Aircraft. As a result, we received net proceeds of $520,293, after $9,679,707 was paid to the non-recourse lender.

     Sale of Supply Vessels

     We were the sole owner of five marine supply vessels originally on charter to affiliates of Seacor Marine, Inc. (the "Vessels"). These Vessels were subject to outstanding non-recourse debt with Fleet Capital Corp. ("Fleet"). During September 2003, Fleet took control of the Vessels and commenced remarketing efforts under the terms of their financing agreement with us. On May 12, 2004, Fleet sold the Vessels, which resulted in aggregate sale proceeds of $3,580,000. At the time of sale, the outstanding non-recourse debt relating to the Vessels was $7,138,369; therefore all proceeds from the sale were used repay the outstanding non-recourse notes. As a result of the sale of the Vessels, we recorded a loss on lease termination of approximately $623,000, which represented the Vessels net book value at that time.

     We were the sole owner of three marine vessels originally on charter to affiliates of Seacor Smit, Inc. These vessels were not subject to outstanding debt. On September 20, 2004 and again on October 10, 2004, respectively, we sold the Gulf Pearl and Gulf Wind supply tug vessels, respectively, to Gulf Ocean Marine Services, Inc. The sale price for each vessel was $500,000. We realized a loss of $790,420 on the vessel sold on September 20, 2004, which was included in gain (loss) on disposal of assets for the year ended December 31, 2004 and we realized a loss of $790,420 on the vessel sold on October 10, 2004 which was recorded as an impairment loss for year ended December 31, 2004.

     Sales of Other Equipment.

     During June 2004, we sold equipment which had been on lease to CSK Auto, Inc. CSK Auto, Inc. had made 60 scheduled payments totaling approximately $138,000. We recognized a gain of approximately $10,000 on this sale.

     During October 2004, title passed on material handling equipment on lease to AZ3 after they made their final renewal lease payment in conjunction with a lease which expired in July, 2002. We realized a net loss of approximately $25,000.

     Assignment of Sodium Chlorate Production Facility

     We had a 50% interest in a sodium chlorate production facility subject to lease with EKA Chemicals, Inc. The lease will expire in July 2006, at which time title in the equipment will pass to EKA Chemicals, Inc. There are two remaining semi-annual rent payments during July 2005 and January 2006 totaling $745,000. We received a rental payment during January 2005 in the amount of $372,500.

     During March 2005, in order to repay ICON Income Fund Nine LLC for amounts paid on our behalf under the terms of the Contribution Agreement; we assigned our entire 50% interest in the facility on lease to EKA Chemicals, Inc. valued at $745,000 to ICON Income Fund Nine LLC.

     Status of Current Portfolio

     Mobile Off-Shore Drilling Rig

     We have a 43.36% ownership interest in a mobile off-shore drilling rig referred to as a jack-up oil rig. Currently these jack-up oil rigs are in demand which is evidenced by their utilization rate which currently is over 90%. Together with the current high price of oil (which is anticipated to continue in the near future), and the high day rates that these rigs are currently commanding, we continue to be optimistic that we will be able to find a buyer at a satisfactory price for this piece of equipment or negotiate a lease renewal with Rowan Company's Inc.

     McDonnell Douglas DC-10-30F aircraft

     We currently own a 1976 McDonnell Douglas DC-10-30F aircraft subject to lease with World Airways, Inc. The original lease expired on April 30, 2003. Effective May 1, 2003, the Aircraft was leased to World Airways, Inc. on a "power-by-the-hour" until December 31, 2004. Effective September 1, 2004, this lease was modified to a fixed rental of $50,000 per month plus maintenance reserves and the term was extended through September 2006. Aviation Investors, Inc. ("Aviation"), an unrelated third party, who was a party to the acquisition of the Aircraft, has a Residual Sharing Agreement (the "Agreement") in which Aviation is entitled to receive 50% of all residual proceeds from the Aircraft. Residual proceeds include gross proceeds from any of the following: sale, lease, renewal lease or extension or financing or refinancing of the Aircraft and casualty payments. The gross proceeds may be reduced, but not below zero, for recovery expenses, remarketing expenses, and any reasonable out-of-pocket costs incurred us. Additionally, Aviation has a management agreement with us to manage the operations of and to remarket the Aircraft for sale or lease. For this service Aviation receives a monthly management fee of $10,667.

     There is a maintenance reserve of approximately $1,843,000 at December 31, 2004. If the maintenance reserves are not fully utilized any remaining monies will be divided between the us and Aviation as stipulated in the Agreement.

     Supply Vessel

     We are still working to sell or remarket the third, and final, of our supply vessels that were formerly on charter to SEACOR Smit, Inc. The ability to sell at a favorable price is largely contingent on industry factors, as discussed below. During December 2004, we recorded an impairment loss on this asset based upon the current market.

     Boeing 737 and Airbus A310 rotables

     We currently own 65 Boeing 737 rotables and 58 Airbus A310 rotables, which were formerly on lease to Sabena Technics. Aircraft rotables are replacement spare parts that are held in inventory by an airline. In aggregate, the sales of these parts should generate between $2,000,000 and $3,000,000 of additional proceeds for us. Subject to other risk factors described herein, we believe the values to be relatively steady. The Boeing 737-300 is the most popular aircraft ever built. The A310 rotables can be used on either A310-200s or A310-300s which are being used by over 60 operators world-wide.

     Three 737-300 aircraft residuals

     We have an investment in the unguaranteed residual values of three aircraft which are currently on lease to Continental Airlines, Inc. On July 31, 1997, we acquired an option to purchase these aircraft and paid $412,500 per aircraft for an aggregate purchase price of $1,237,500. In addition, we assumed recourse debt in the amount of $3,612,092 with interest accruing at 8.5% per year which matured on November 27, 2003. The strike price for each aircraft at maturity was $5,375,000. Prior to the aircraft leases expiring, Continental expressed a desire to extend each of the leases for two years. Due to market conditions and in order to accommodate the lease extensions, it was in our best interest to terminate the option agreement. We agreed to restructure the recourse debt with a new maturity date of November 27, 2006. As a result of the restructuring, we were required to prepay $500,000 of interest that would accrue on the new recourse debt and the option to purchase the aircraft would be converted into an interest in the unguaranteed residual value.

     These so-called "Current Generation" Boeing narrowbody aircraft were amongst those whose values were initially hardest hit by the tragic events of September 11, 2001. The current market remains volatile, and the industry is currently on the downside of a business cycle. We are optimistic that the industry will rebound within the next two to three years. The three 1985 vintage Boeing aircraft each have approximately 15 years of useful life remaining, are Stage III compliant, and are widely used in the marketplace. We anticipate Continental Airlines, Inc. will either renew the current leases, as they did in 2003, or agree to a favorable buyout when the current leases expire. As for the related recourse debt, we are not required to commence interest only payments until December 31, 2005. We remain hopeful that when these aircraft are sold, all or substantially all of our recourse debt will be repaid from the proceeds, but there can be no assurance that this will be the case. A sale of the aircraft before November 2006 for a low sales price would result in our being required to repay the remaining balance of the recourse debt in November 2006. However, we have no control over when a potential sale would occur or the potential selling price.

     Economic and Industry Factors

     Our results continue to be impacted by a number of factors influencing the United States of America's economy, as well as, the equipment leasing industry some of which are discussed below.

     United States Economy

     The economy of the United States of America appears to be recovering, and the leasing industry's outlook for the foreseeable future is encouraging. We foresee an increase in capital spending by corporations through 2007 which should increase the pool of available leases, and to that end, we believe there will be more opportunities in this market. Nonetheless, a key obstacle still facing the leasing industry is the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. Other factors which may negatively affect the leasing industry are the proposed legal and regulatory changes that may affect tax benefits of leasing and the continued misperception by potential lessees, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as economic growth continues and interest rates inevitably begin to rise over time, we are optimistic that more lessees will return to the marketplace.

     Energy Industry

     The energy industry, which affects our mobile shore oil drilling rig and supply vessel, is highly cyclical and dependent on numerous factors, including the current level of exploration and development of offshore oil areas. Despite the current high prices of oil, oil companies are reluctant to make the capital investment necessary in shelf drilling, as the high energy prices are perceived as being temporary by oil companies. This will affect the resale value of our remaining supply vessel.

     Exploration and drilling activities are influenced by a number of factors, including the current and anticipated future prices of oil and natural gas, the expenditures by oil and gas companies for exploration and development and the availability of drilling rigs. In addition, demand for drilling services remains dependent on a variety of political and economic factors that are also beyond our control, including worldwide demand for oil and natural gas driven by economic activity, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and natural gas reserves.

     The current market for mobile off-shore drilling rigs referred to as jack-up oil rigs appears to in be improving. Currently these jack-up oil rigs are in demand which is evidenced by their utilization rate which currently is over 90%. Together with the current high price of oil (which is anticipated to continue in the near future), and the high day rates that these rigs are currently commanding, we continue to be optimistic that we will be able to find a buyer at a satisfactory price for this piece of equipment or negotiate a lease renewal with Rowan Company's Inc.

     Domestic Air Transportation Industry

     The domestic aircraft leasing industry has been on the downside of a business cycle and continues to remain there. This has resulted in depressed sales prices for assets such as our aircraft interests. It does not appear that the industry will recover significantly in the very near future with the recent increases in the price of gasoline and the fare wars within the domestic air transportation industry, although we are optimistic that a recovery will occur within two to three years time. However, a further weakening of the industry could cause the proceeds realized from the future sale of our aircraft and its rotables to be even less than suggested by recent appraisals.

     Inability to Remarket Assets

     The market for some of our assets, such as the mobile off-shore oil rig, is not very liquid. If current equipment lessees choose not to renew their leases or purchase other equipment upon expiration of the lease, we will need to remarket the equipment. There is no assurance that we will be able to locate a willing buyer or lessee for our assets, or if one is located, that the buyer or lessee will pay a price for the asset at least equal to the appraised value.

     Critical Accounting Policies

     An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require the General Partner to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all periods presented. We consider the following accounting policies to be critical to our business:

o        Lease classification and revenue recognition
o        Asset impairments
o        Depreciation

     Lease Classification and Revenue Recognition

     The equipment we lease to third parties is classified either as a finance lease, a leveraged lease, or an operating lease, which is determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the related lease for both a finance lease and a leveraged lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

     For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income ratably over the term of the lease.

     For leveraged leases, we record, at lease inception, our net investment in the equipment which consists of the minimum lease payments receivable, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income over the life of the lease at a constant rate of return on the positive net investment.

     For operating leases, income is recorded as rental income and is recognized on the straight line method over the lease term.

     Our General Partner has an Investment Committee that approves each new equipment acquisition. As part of their process, the Investment Committee determines the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

     Asset Impairments

     The significant assets in our asset portfolio are periodically reviewed, at least annually, by management, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management uses qualified third party appraisers to assist in the review process. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the cash outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the lender and our residual position in the asset. Generally in the latter situation, the residual position relates to equipment subject to third party notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the note payable is repaid in full.

     Depreciation

     We record depreciation expense on equipment classified as an operating lease. In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less estimated residual value. The estimated residual value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually, by management, to determine whether an impairment charge may be required. Management uses qualified third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

       New Accounting Pronouncements

     During December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have an impact on our financial position or results of operations.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

     b. Results of Operations for the Years Ended December 31, 2004 ("2004") and 2003 ("2003")

Revenue for 2004 and 2003 are summarized as follows:

                                                             Years Ended December 31,
                                                          2004                  2003                 Change
                                                          -----                 ----                 ------

 Total revenue                                    $         2,677,226   $        1,576,532    $      1,100,694
                                                  ===================   ==================    ================

 Rental income                                    $           439,685   $        1,365,201    $       (925,516)
 Finance income                                   $            13,467   $           82,070    $        (68,603)
 Net income from leveraged leases                 $         1,078,481   $       (1,488,462)   $      2,566,943
 Income from investments in joint ventures        $         2,840,420   $        1,241,857    $      1,598,563
 Net gain (loss) on sales of equipmemt            $        (1,738,180)  $          120,524    $     (1,858,704)
 Interest and other income                        $            43,353   $          255,342    $       (211,989)

     Our total revenue in 2004 increased by $1,100,694 or 69.8%, as compared to 2003. The increase in net income from the leveraged lease was due an impairment loss of $3,400,000 in 2003 which was netted against net income from leverage lease as compared to an impairment loss of $4,700,000 in 2004 which is classified as an expense for reporting purposes. The decrease in rental income is due to the fact that we are in our disposition period. As leases expire we remove the underlying equipment from operating to equipment held for sale or lease and locate buyer for the equipment. The increase in income from investments in joint ventures was due primarily to increased gains incurred by the ICON Receivables 1997-B L.L.C. ("1997-B") joint venture and North Sea Limited Partnership which had a gain of approximately $1,397,000 and offset by losses incurred by the ICON Cheyenne joint venture. The increase in loss on disposal of assets in 2004 was due to the disposal of the two leases during the year for which there were minimal disposals during the 2003.

Expenses for 2004 and 2003 are summarized as follows:



                                                            Years Ended December 31,
                                                            2004             2003             Change
                                                           -----            -----            ------

 Total expenses                                   $       12,919,447    $     18,876,768   $ (5,957,321)
                                                  ===================   ================   =============

 Provision for impairment loss                    $        7,861,680    $      7,850,000   $     11,680
 Depreciation                                     $        2,675,064    $      5,795,265   $ (3,120,201)
 Interest                                         $        1,104,016    $      2,682,524   $ (1,578,508)
 Vessel maintenance                               $           49,641    $        763,485   $   (713,844)
 General and administrative                       $          705,550    $        790,717   $    (85,167)
 Management fees - general partner                $          387,287    $        595,157   $   (207,870)
 Administrative expense reimburesement -
  General Partner                                 $          154,958    $        242,909   $    (87,951)
 Reversal of provision for bad debts              $         (134,391)   $             -    $   (134,391)
 Amortization of initial direct costs             $          117,781    $        184,089   $    (66,308)
 Minority interest                                $           (2,139)   $        (27,378)  $     25,239



     Our total expenses for 2004 decreased by $5,957,322 or 31.6%, over 2003. The decrease in provision for impairment loss was due to our recording impairment on five supply vessels during 2003 as compared to two vessels during 2004. The decrease in depreciation expense was due primarily to the termination of the five marine supply vessel leases during 2004. We had a full year of depreciation in 2003 while in 2004 we had six months of depreciation relating to these leases. The decrease in interest expense was due to a decrease in the average debt outstanding from 2004 to 2003. This decrease is primarily as a result of several factors; the extinguishment of debt associated with lease terminations and debt extinguishment related to the sale of the Federal Express Corporation equipment. The decrease in vessel maintenance in 2004 was due to the storage and remarketing costs associated with the off-lease vessels during 2003 for which there were minimal costs in 2004. The decrease in general and administrative expenses was due to reductions in storage and maintenance and insurance expense during 2004 versus 2003 as a result of reduced payments under the supply vessel leases. Effective July 1, 2004, the General Partner agreed to no longer charge us management fees and administrative expense reimbursements. These fees were charged in prior quarters.

     Net Loss

     As a result of the factors discussed above, the net loss for 2004 and 2003 was $10,242,221 and $17,300,236, respectively. The net loss per weighted average limited partnership unit outstanding was $10.27 and $17.34 for 2004 and 2003, respectively

     c. Results of Operations for the Years Ended December 31, 2003 ("2003") and 2002 ("2002")

Revenue for 2003 and 2002 are summarized as follows:

                                                             Years Ended December 31,
                                                           2003                2002             Change
                                                           ----                ----             -------

 Total revenue                                   $         1,576,532   $       8,326,025   $     (6,749,493)
                                                 ===================   =================   =================

 Rental income                                   $         1,365,201   $       2,528,092   $     (1,162,891)
 Finance income                                  $            82,070   $         906,012   $       (823,942)
 Net income from leveraged leases                $        (1,488,462)  $       1,986,808   $     (3,475,270)
 Income from investments in joint ventures       $         1,241,857   $       1,453,617   $       (211,760)
 Net gain on sales of equipment                  $           120,524   $       1,311,735   $     (1,191,211)
 Interest and other income                       $           255,342   $         139,761   $        115,581


     Our total revenue 2003 decreased $6,749,493 or 81.1% as compared to 2002. The decrease in net income from the leveraged lease was due to an impairment loss of $3,400,000, taken on the aircraft under the leveraged lease, due to reduction in the original estimated salvage value based upon a current appraisal. The decrease in rental income was due to equipment coming off lease during 2003 as earning no rental income while there is a full years of income in 2002. The decrease in finance income resulted primarily from a decrease in the average size of our lease portfolio from 2002 to 2003. The decrease in income from investment in joint ventures was due to net losses in the operations of several of the joint ventures in 2003 which we had an interest in. The decrease in gain on sales of equipment was due to a sale of equipment in the third quarter of 2002 whereas no similar sale occurred in 2003.

         Expenses for 2003 and 2002 are summarized as follows:

                                                          Years Ended December 31,
                                                         2003               2002           Change
                                                         ----               ----           ------

Total expenses                                   $       18,876,768    $   11,987,433   $    6,889,335
                                                 ===================   ==============   ==============

Provision for impairment loss                    $        7,850,000    $      350,000   $    7,500,000
Depreciation                                     $        5,795,265    $    4,769,652   $    1,025,613
Interest                                         $        2,682,524    $    3,515,642   $     (833,118)
Vessel maintenance                               $          763,485    $      351,386   $      412,099
General and administrative                       $          790,717    $    1,215,877   $     (425,160)
Management fees - general partner                $          595,157    $      975,642   $     (380,485)
Administrative expense reimburesement -
 General Partner                                 $          242,909    $      419,784   $     (176,875)
Amortization of initial direct costs             $          184,089    $      384,612   $     (200,523)
Minority interest                                $          (27,378)   $        4,838   $      (32,216)


     Total expenses 2003 increased by $6,889,335 or 57.5% as compared to 2002. The provision for impairment loss increased due to a decrease in the value of our equipment held for sale or lease thereby requiring an impairment to be recorded during 2003. The impairment loss was much smaller in 2002. The increase in depreciation expense was due primarily due to the reclassification in 2003 from equipment from finance leases or investment in leveraged leases to operating leases. The decrease in interest expense was due to a decrease in the average debt outstanding from 2002 to 2003. The increase in vessel maintenance was due to the storage and remarketing costs associated with the off-lease vessels during 2003. The decreases in management fees - General Partner and administrative expense reimbursement - General Partner resulted from the overall decrease in the average size of our lease portfolio during 2003 and therefore our costs were reduced. The decrease in amortization of initial direct costs resulted from the decrease in the average size of our finance lease portfolio during 2003.

     Net Loss

     As a result of the foregoing factors, net loss for the years ended December 31, 2003 and 2002 was $17,300,236 and $3,661,408, respectively. The net loss per weighted average number of limited partnership unit outstanding was $17.34 and $3.67, for the years ended December 31, 2003 and 2002, respectively.

     d.  Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available, cash being generated from our remaining leases and the proceeds from our equipment sales, we have sufficient cash to continue our limited operations while we continue our disposition period.

     Our main sources of cash during 2004 and 2003, was from investing activities. Our primary sources of cash during 2004, was generated from the sales of equipment of approximately $3,542,000, cash distributions from our joint ventures of approximately $959,000 and proceeds from the sale of interests in joint ventures of approximately $500,000. Our primary sources of cash during 2003, was generated from the sales of equipment of approximately $1,051,000 and cash distributions from our joint ventures of approximately $671,000.

     Our primary cash outflows during 2004 and 2003, was from financing activities. Our primary cash outflow for 2004 was principal repayments on recourse debt of approximately $5,446,000. Our primary cash outflow in 2003 was cash distributions to partners of approximately $1,663,000 and principal repayments on recourse debt of $454,000.

      Reduction in Note Payable

     At December 31, 2003 we owed $1,750,000 to ICON Cash Flow Partners, L.P., Series D ("Series D") relating to a leveraged lease transaction entered into during 1997. During 2004 we repaid a total of $1,253,625 to Series D. Additionally, we recorded forgiveness of debt income of $496,375 for the year ended December 31, 2004.

     Financings and Borrowings

     We have one recourse notes payable at December 31, 2004 totaling $5,751,009. This recourse note payable is due on November 27, 2006, accrues interest at 5.0% per year and requires monthly interest only payments beginning December 31, 2005. We were required to prepay $500,000 of interest which is being amortized into operations as interest expense through the date monthly interest payments begin in 2005.

     We and certain of our affiliates, specifically ICON Income Fund Eight A L.P.; ICON Income Fund Eight B L.P. and ICON Income Fund Nine, LLC (collectively, the "Initial Funds"), are parties to a Loan and Security Agreement dated as of May 30, 2002, as amended (the "Loan Agreement"). Under the terms of the Loan Agreement, the Initial Funds may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Such Loan Agreement, effective August 5, 2004, was amended to add ICON Income Fund Ten LLC ("Fund Ten") as a borrower to the Loan Agreement. On December 6, 2004, the Initial Funds and Fund Ten entered into a Sixth Amendment to the Loan and Security Agreement with Comerica Bank wherein the maturity date of the loan was extended from December 31, 2004 to December 30, 2005. The Loan and Security Agreement provides for a joint and several line of credit of up to $17,500,000 collateralized by the present value of rents receivable and equipment owned by the borrowers.

     In connection with the Loan Agreement, the Initial Funds previously entered into a Contribution Agreement dated as of May 30, 2002, as amended (the "Contribution Agreement"). Pursuant to the Contribution Agreement, the Initial Funds agreed to restrictions on the amount and the terms of their respective borrowings under the Loan Agreement in order to minimize the unlikely risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will promptly make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Initial Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Fund. In order to facilitate Fund Ten's addition to the Contribution Agreement, the Funds entered into a Second Amended and Restated Contribution Agreement effective as of August 5, 2004. The Second Amended and Restated Contribution Agreement contained substantially identical terms and limitations as did the original Contribution Agreement.

     Effective March 8, 2005, the Initial Funds and the LLC entered into a Seventh Amendment to the Loan and Security Agreement with Comerica Bank. This Agreement releases ICON Cash Flow Partners L.P. Seven from all of its obligations under the Loan and Security Agreement dated as of May 30, 2002. As such, ICON Cash Flow Partners L.P. Seven is no longer a party to the $17,500,000 line of credit.

     During 2004 and 2005, certain of the Borrowers paid Comerica Bank a portion of our outstanding obligations. As required under the terms of the Contribution Agreement, we were required to promptly repay these Borrowers the amounts paid on our behalf. Since we did not have sufficient liquidity to repay these Borrowers, we assigned to them interests in certain of our joint venture investments as full repayment of monies due to them.

     During September 2004, we assigned our entire .5025% interest in ICON BF valued at $65,325 to Fund Eight A L.P and we assigned 9.04% of our interest in ICON Cheyenne valued at $204,384 to Fund Eight B L.P., (iii) during November 2004, the assignment of 3.24% of our interest in the profits, losses and cash flows of North Sea (Connecticut) Limited Partnership valued at $810,000 to ICON Income Fund Eight B L.P., (iv) during November 2004, the assignment of 2.6% of our interest in the profits, losses and cash flows of North Sea (Connecticut) Limited Partnership valued at $650,000 to ICON Income Fund Nine LLC and (v) during November 2004, the assignment of .8% of our interest in the profits, losses and cash flows of North Sea (Connecticut) Limited Partnership valued at $200,000 to ICON Income Fund Eight A L.P.

     During 2005, we entered into three additional transactions relating to repayment of advances made on our behalf under the Contribution Agreement; (i) during February 2005, the assignment of 2.69% of our interest in the profits, losses and cash flows of North Sea (Connecticut) Limited Partnership valued at $672,992 to ICON Income Fund Eight B L.P.; (ii) during February 2005, an assignment of 3.02% of our interest in the profits, losses and cash flows of North Sea (Connecticut) Limited Partnership valued at $755,000 to ICON Income Fund Nine LLC; and (iii) an assignment of our entire 50% interest in a sodium chloride plant valued at $745,000 to ICON Income Fund Nine LLC.

     Aggregate borrowings by the Borrowers under the Loan Agreement amounted to $10,272,992 at December 31, 2004. At December 31, 2004, we had $2,422,992 of
borrowings under this line. During March 2005 we repaid all amounts outstanding on our behalf under this line of credit.

     Distributions

     Our reinvestment period ended on November 9, 2002, and the disposition period commenced. During the disposition period, we have and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of our operations and affairs. We have not and will not invest in any additional finance or lease transactions during the disposition period.

     We do not, in the normal course of business, pay dividends. For the year ended December 31, 2004, we did not pay distributions to our partners. Historically, we paid monthly distributions to our partners beginning with their admission through the termination of the reinvestment period, which was November 9, 2002. For the years ended December 31, 2003 and 2002, we paid distributions of $1,645,916 and $10,129,308, respectively, to our limited partners. For the years ended December 31, 2003 and 2002, we paid distributions of $16,627 and $102,316, respectively, to our General Partner.

     Commitments

     At December 31, 2004, we have total recourse debt outstanding totaling $8,174,001, of which $5,751,009 relates to a note payable and $2,422,992 relates to the Comerica Bank line of credit. Principal maturities of our notes payable consisted of the following at December 31, 2004:

                          Year Ending
                          December 31,
                             2005                           $   2,422,992
                             2006                               5,751,009
                                                            -------------

                               Total                        $   8,174,001
                                                            =============

     Risks and Uncertainties

     At December 31, 2004, except as noted above in the Overview section and listed below in the Risk Factors section, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make, including but not limited to, the following:

o There is a depressed market for supply vessels of the type, age and condition which have affected the value of our remaining supply vessel. We believe this will continue to negatively impact our ability to remarket this vessel.

o We may face difficulty remarketing the aircraft rotables. Aircraft rotables are replacement spare parts that are held in inventory by an airline. We own rotables for both the Boeing 737-300 aircraft and the Airbus aircraft. We believe that over time we will be able to remarket these rotables, but the aircraft industry has been in an overall down cycle and we may face difficulty in remarketing these assets.

o The market for Boeing 737-300 aircraft is currently depressed due to an overabundance of aircraft on the market resulting from the overall downturn in the aviation industry following the tragic events of September 11, 2001. While the market for these aircraft is cyclical, there can be no assurance that market will recover by November, 2006. Failure of the market to recover significantly may result in our inability to realize our investment in the residuals of the three aircraft currently on lease to Continental Airlines, Inc.

o Our operations are subject to the jurisdiction of a number of federal agencies, including the Federal Aviation Administration. New regulatory rulings may negatively impact our financial results and the economic value of our assets.

o The litigation involving Fleet may require us to spend a potentially significant amount of money on professional fees which may in turn affect our ability to make distributions.

o The equipment leasing industry is highly competitive. When seeking leasing transactions for acquisition or sale, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many of our competitors are larger than us and have greater financial recourse than we do.

d. Inflation and Interest Rates

     The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases) may be expected to increase with inflation as the cost of similar new and used equipment increases.

     If interest rates increase significantly, the lease rates that we can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which includes changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe to the best of our knowledge that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

     In general, we manage our exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. We may finance leases with a floating interest rate and we are therefore exposed to interest rate risk until fixed rate financing is arranged.

Item 8.  Financial Statements and Supplementary Information

Report of Independent Registered Public Accounting Firm                      24

Consolidated Balance Sheets at December 31, 2004 and 2003                  25-26

Consolidated Statements of Operations for the Years Ended
  December 31, 2004, 2003 and 2002                                           27

Consolidated Statement of Changes in Partners' Equity for the Years Ended
  December 31, 2002, 2003 and 2004                                           28

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2004, 2003 and 2002                                         29-30

Notes to Consolidated Financial Statements                                 31-49

The Partners
ICON Cash Flow Partners L.P. Seven

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners L.P. Seven (a Delaware limited partnership) and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners L.P. Seven and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Partnership's reinvestment period ended November 9, 2002 and its disposition commenced. During the disposition period the Partnership will distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.

/s/ Hays & Company LLP

March 16, 2005
New York, New York

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                  December 31,

                                     ASSETS




                                                                   2004          2003
                                                                   ----          ----


 Cash and cash equivalents                                     $     96,364   $     301,256
                                                               ------------   -------------

 Investments in finance leases:
    Minimum rents receivable                                      1,117,499       2,022,310
    Estimated unguaranteed residual values                               -           70,903
    Initial direct costs, net                                            -            1,299
    Unearned income                                                  (5,934)        (55,036)
    Allowance for doubtful accounts                                      -         (239,516)
                                                              ------------   ---------------

      Net investments in finance leases                           1,111,565       1,799,960
                                                              -------------  --------------

 Investments in operating leases:
Equipment, at cost                                                2,565,000       6,352,370
    Accumulated depreciation                                       (833,310)     (1,614,224)
                                                              --------------  --------------

      Net investments in operating leases                         1,731,690       4,738,146
                                                              -------------  --------------

 Equipment held for sale                                          1,776,131      15,569,831
 Net investment in leveraged lease                                       -       19,631,879
 Investment in estimated unguaranteed residual values             4,686,758       4,686,758
 Investments in joint ventures                                    3,813,458       4,000,169
 Due from affiliates                                                190,301         369,071
 Other assets, net                                                  442,972         966,486
                                                              -------------  --------------

      Total assets                                             $ 13,849,239   $  52,063,556
                                                              =============   =============


See accompanying notes to consolidated financial statements

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                     Consolidated Balance Sheets (continued)
                                  December 31,

                        LIABILITIES AND PARTNERS' EQUITY



                                                                         2004             2003
                                                                         ----             ----


Notes payable - non-recourse                                       $     -         $    22,129,648
Notes and accrued interest payable - recourse                           8,174,001       14,027,055
Due to affiliates                                                         341,323           51,522
Security deposits, deferred credits and other payables                    155,487          429,127
Minority interest                                                          17,316           22,871
                                                                   --------------  ---------------

  Total liabilities                                                     8,688,127       36,660,223
                                                                   --------------  ---------------

Commitments and contigencies

Partners' equity:
  General partner                                                        (797,295)        (694,873)
  Limited partners;  987,547.81 units outstanding, $100 per
  unit original issue price                                             5,958,407       16,098,206
                                                                   --------------   --------------

  Total partners' equity                                                5,161,112       15,403,333
                                                                   --------------   --------------

  Total liabilities and partners' equity                            $  13,849,239   $   52,063,556
                                                                    =============   ==============

See accompanying notes to consolidated financial statements

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Operations
                            Years Ended December 31,





                                                                     2004                 2003                  2002
                                                                     ----                 ----                  -----

 Revenue:
    Rental income                                          $             439,685   $      1,365,201   $         2,528,092
    Finance income                                                        13,467             82,070               906,012
    Net income (loss) from leveraged leases                            1,078,481         (1,488,462)            1,986,808
    Income from investments in joint ventures                          2,840,420          1,241,857             1,453,617
    (Loss) gain on disposal of assets                                 (1,738,180)           120,524             1,311,735
    Interest and other income                                             43,353            255,342               139,761
                                                           ---------------------   ----------------   -------------------

      Total revenue                                                    2,677,226          1,576,532             8,326,025
                                                           ---------------------   ----------------   -------------------

 Expenses:
 Impairment loss                                                       7,861,680          7,850,000               350,000
    Depreciation                                                       2,675,064          5,795,265             4,769,652
    Interest                                                           1,104,016          2,682,524             3,515,642
    Vessel maintenance                                                    49,641            763,485               351,386
    General and administrative                                           705,550            790,717             1,215,877
    Management fees - general partner                                    387,287            595,157               975,642
    Administrative expense reimbursement -
      General Partner                                                    154,958            242,909               419,784
    Reversal of provision for bad debts                                 (134,391)                -                     -
    Amortization of initial direct costs                                 117,781            184,089               384,612
    Minority interest                                                     (2,139)           (27,378)                4,838
                                                           ---------------------   ----------------   -------------------

      Total expenses                                                  12,919,447         18,876,768            11,987,433
                                                           ---------------------    ---------------   -------------------

 Net loss                                                  $         (10,242,221)  $    (17,300,236)  $        (3,661,408)
                                                           =====================   ================   ===================

 Net loss allocable to:
     Limited Partners                                      $         (10,139,799)  $    (17,127,234)  $        (3,624,794)
    General Partners                                                    (102,422)          (173,002)              (36,614)
                                                           ---------------------   ----------------   -------------------

                                                           $         (10,242,221)  $    (17,300,236)  $        (3,661,408)
                                                           =====================   ================   ===================

 Weighted average number of limited partnership
    units outstanding                                                    987,548            987,548               988,099
                                                           ======================= ================   ===================

 Net loss per weighted average limited
    partnership unit                                       $              (10.27)   $        (17.34)  $             (3.67)
                                                           ======================   ===============   ===================



See accompanying notes to consolidated financial statements

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Consolidated Statement of Changes in Partners' Equity
                  Years Ended December 31, 2002, 2003 and 2004




                                  Limited Partner Distributions
                                      (Per weighted average unit)                                    Total
                                   Return of         Investment       Limited           General     Partners'
                                     Capital           Income         Partners          Partner      Equity
                                     -------           ------         --------          -------      ------

Balance, January 1, 2002                                         $ 48,661,234      $   (366,314)    $48,294,920

Limited partnership units redeemed
   (1,101 units)                                                      (35,776)              -           (35,776)
 Cash distributions to partners       $10.25           $  -       (10,129,308)         (102,316)    (10,231,624)
 Net loss                                                          (3,624,794)          (36,614)     (3,661,408)
                                                                  ------------     ------------     -----------

Balance, December 31, 2002                                         34,871,356          (505,244)     34,366,112

 Cash distributions to partners       $1.67            $  -        (1,645,916)          (16,627)     (1,662,543)
 Net loss                                                         (17,127,234)         (173,002)    (17,300,236)
                                                                 -------------     ------------     -----------

Balance, December 31, 2003                                         16,098,206          (694,873)     15,403,333

 Net loss                                                         (10,139,799)         (102,422)    (10,242,221)
                                                                 -------------     ------------     -----------

Balance, December 31, 2004                                       $  5,958,407      $   (797,295)    $ 5,161,112
                                                                 ============      =============    ===========




See accompanying notes to consolidated financial statements

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,



                                                                        2004              2003                   2002
                                                                        -----             ----                   ----
  Cash flows from operating activities
    Net loss                                                        $(10,242,221)  $  (17,300,236)  $          (3,661,408)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Rental income paid directly to lenders by lessees                     -          (674,894)             (2,528,092)
        Reversal of provision for doubtful accounts                     (134,391)              -                       -
        Interest expense on non-recourse financing paid directly
        to lenders by lessees                                            484,264        1,676,212               2,536,757
        Finance income portion of receivable paid directly
        to lenders by lessees                                                 -                -                 (568,035)
        Loss (gain) on disposal of assets                              1,738,180         (120,524)             (2,711,735)
        Amortization of initial direct costs                             117,781          184,089                 384,612
        Provision for impairment loss                                  7,861,680        7,850,000               1,750,000
        Depreciation                                                   2,675,064        5,795,265               4,769,652
        Net (income) loss from leveraged leases                       (1,078,481)       1,488,462              (1,986,808)
        Income from investments in joint ventures                     (2,840,420)      (1,241,857)             (1,453,617)
        Minority interest                                                 (2,139)         (27,378)                  4,838
      Changes in operating assets and liabilities:
        Collection of principal - non-financed receivables               688,395        1,385,804               3,449,559
        Other assets                                                     523,514          283,049                 650,162
        Security deposits, deferred credits and other payables          (273,640)        (235,565)               (446,136)
        Due from/to General Partner and affiliates, net                1,095,881        (311,633)             (3,901,765)
                                                           ---------------------- ----------------  ----------------------

 Net cash provided by (used in) operating activities                     613,467      (1,249,206)             (3,712,016)
                                                           ---------------------- ----------------  ----------------------

 Cash flows from investing activities:
    Contributions to investments in joint venture                        (11,540)              -                       -
    Proceeds from sales of equipment                                   1,548,754        1,050,865               6,184,106
    Distributions received from joint ventures                           958,915          671,137               1,288,983
                                                           ---------------------  ---------------              ----------

 Net cash provided by investing activities                             2,496,129        1,722,002               7,473,089
                                                           ---------------------   --------------               ---------

 Cash flows from financing activities:
 Cash distributions to partners                                               -        (1,662,543)            (10,231,624)
    Proceeds from notes payable - recourse                                    -           690,000              10,800,439
    Principal payments on notes payable - recourse                    (5,446,072)        (453,901)             (5,120,036)
    Loans and advances from affiliates                                 2,135,000               -                       -
    Principal payments on notes payable - non-recourse                        -                -                 (250,000)
    Redemption of limited partnership units                                   -                -                  (35,776)
    Distribution to minority interest in joint venture                    (3,416)          (3,043)                     -
                                                           ---------------------- ----------------  --------------------

 Net cash used in financing activities                                (3,314,488)      (1,429,487)             (4,836,997)
                                                           ---------------------- ----------------  ---------------------

 Net decrease in cash and cash equivalents                              (204,892)        (956,691)             (1,075,924)
 Cash and cash equivalents, beginning of the year                        301,256        1,257,947               2,333,871
                                                           ---------------------  ---------------   ---------------------

 Cash and cash equivalents, end of the year                $              96,364   $      301,256   $           1,257,947
                                                           =====================   ==============   =====================


See accompanying notes to consolidated financial statements

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,





                                                                        2004                2003              2002
                                                                        ----                ----              ----

 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                   $             319,541   $    1,006,312    $      978,885
                                                               =====================   ==============    ==============

 Supplemental disclosure of non-cash investing and financing activities:
    Principal and interest on finance lease paid directly
     to lenders by lessees                                     $           5,766,418   $    4,397,927    $    2,269,884
                                                               =====================   ==============    ==============
    Notes payable - non-recourse relinquished
      with sale of equipment                                   $          16,847,494   $         -       $         -
                                                               =====================   ==============    ==============
    Transfer of investment in operating leases,
   net of accumulated  depreciation ,
     to equipment held for sale or lease                       $           2,450,916   $   10,389,766    $    3,258,314
                                                               =====================   ==============    ==============
    Transfer of investment in finance leases
      to investment in operating leases                        $                -      $    2,565,000    $    9,647,253
                                                               =====================   ==============    ==============
    Transfer of investment in operating leases
     to equipment held for sale                                $           2,327,558   $         -       $         -
                                                               =====================   ==============    ==============
    Joint venture interests assigned to affiliates in exchange
      for amounts owed                                         $           1,876,000   $         -       $         -
                                                               =====================   ==============    ==============
    Recourse debt paid by affiliates                           $           1,253,625   $         -       $         -
                                                               =====================   ==============    ==============



See accompanying notes to consolidated financial statements

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003


(1)    Organization

     ICON Cash Flow Partners L.P. Seven (the "Partnership") is an equipment leasing business formed in the State of Delaware on May 23, 1995. The Partnership is engaged in one business segment, the business of acquiring equipment subject to leases.

     The principal objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective, the Partnership: (i) acquired a diversified portfolio of leases and financing transactions; (ii) made monthly cash distributions to its partners commencing with each partner's admission to the Partnership, continuing through the reinvestment period, which ended on November 9, 2002; (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) is selling the Partnership's investments and is distributing the cash from sales of such investments to its partners during the disposition period.

     The Partnership's reinvestment period ended November 9, 2000 and the Partnership commenced its disposition period. During the disposition period the Partnership is distributing substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.

     The Partnership's maximum offering was $100,000,000. Operations commenced on the Partnership's initial closing date, January 19, 1996 with the admission of 26,367.95 limited partnership units at $100 per unit representing $2,636,795 of capital contributions. From January 20, 1996 through September 16, 1998 (the final closing date) 973,628.86 additional units were admitted representing $97,362,886 of capital contributions bringing the total admission to 999,996.81 units aggregating $99,999,681 in capital contributions. The Partnership redeemed 12,449.00 limited partnership units during the years 1997 through 2004, leaving 987,547.81 limited partnership units outstanding at December 31, 2004.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% ownership interest in the Partnership.

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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)    Summary of Significant Accounting Policies

     Consolidation and Minority Interest

     The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investment is recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority venturer's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority venturer's share of the earnings or loss of the joint venture.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

     Concentration of Credit Risk

     Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world; accordingly, the Partnership is exposed to business and economic risk. Although the Partnership does not currently foresee a concentrated credit risk associated with its lessees, lease payments are dependent upon the financial stability of the segments in which they operate.

     Allowance for Doubtful Accounts

     The Partnership estimates collectibility of minimum rents receivable by analyzing historical bad debts, lessee concentrations and credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Partnership records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.

     Investments in Operating Leases

     Operating leases are stated at cost less accumulated depreciation. Depreciation is being provided for using the straight-line method over the term of the related equipment lease to its estimated residual value at lease end. Upon final disposition of the equipment, the cost and related accumulated depreciation will be removed from the accounts and the resulting profit or loss will be reflected in the consolidated statement of operations. Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

     Equipment Held for Sale

     Equipment held for sale is recorded at the lower of cost or fair value expected to be realized upon sale and consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003


(2)    Summary of Significant Accounting Policies - continued

     Investment in Estimated Unguaranteed Residual Values

     The Partnership carries its investment in estimated unguaranteed residual values at cost. The Partnership reviews its investments in estimated unguaranteed residual values in accordance with its policy on asset impairments.

     Asset Impairments

     The Partnership's asset portfolio is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, the Partnership will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the cash outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the lender and our residual position in the asset. Generally in the latter situation, the residual position relates to equipment subject to third party notes payable where the lessee remits their rental payments directly to the lender and the Partnership did not recover its residual position until the note payable is repaid in full.

     Redemption of Limited Partnership Units

     The Partnership may, at its discretion, redeem units from a limited number of its limited partners, in any one year, as defined in the partnership agreement. The redemption amounts are calculated following the specified redemption formula in accordance with the partnership agreement. Redeemed units have no voting rights and do not share in distributions. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

     Per Unit Data

     Net income (loss) and distributions per unit are based upon the weighted average number of units outstanding during the period.

     Revenue Recognition

     The partnership leases equipment to third parties which may be classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)    Summary of Significant Accounting Policies - continued

     For finance leases, the Partnership records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income ratably over the term of the lease.

     For operating leases, rental income is recognized on the straight line method over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

     Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial Instruments," requires disclosures about the fair value of financial instruments, except for lease related assets and liabilities. Separate disclosure of fair value information at December 31, 2004 and 2003 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of payables approximates market value. The estimated fair value of the Partnership's recourse notes payable at December 31, 2004 is approximately $7,529,000.

     Use of Estimates

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Recent Accounting Pronouncements

     In December 2004, SFAS Statement No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" was issued. SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Partnership has not entered into any nonmonetary transactions: therefore, SFAS 153 did not have an impact on our financial position, results of operations or cash flows.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)    Summary of Significant Accounting Policies - continued

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

     Reclassifications

     Certain reclassifications have been made to the accompanying consolidated financial statements for prior years in order to conform to the current year presentation.

(3)    Joint Ventures

     The Partnership and its affiliates, entities managed and controlled by the General Partner, formed eight joint ventures, discussed below, for the purpose of acquiring and managing various assets. The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership and the other joint venturers have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venturers desire to sell their interests in the equipment or joint venture.

     The joint venture described below is majority owned and consolidated with the Partnership.

     ICON Cash Flow Partners L.L.C. III

     The Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E") formed, ICON Cash Flow Partners L.L.C. III, ("LLC III") for the purpose of acquiring and managing a 1976 McDonnell Douglas DC-10-30 (the "Aircraft"). The original lease expired on April 30, 2003. Effective May 1, 2003, the Aircraft was leased to World Airways, Inc. on a "power-by-the-hour" until December 31, 2004. Effective September 1, 2004, this lease was modified to a fixed rental of $50,000 per month plus maintenance reserves and the term was extended through September 2006. Aviation Investors, Inc. ("Aviation"), an unrelated third party, who was the seller in the acquisition of the Aircraft, has a Residual Sharing Agreement (the "Agreement") in which Aviation is entitled to receive 50% of all excess residual proceeds from the Aircraft as defined. Residual proceeds include gross proceeds from any of the following: sale, lease, renewal lease or extension or financing or refinancing of the Aircraft and casualty payments. The gross proceeds may be reduced, but not below zero, for recovery expenses, remarketing expenses, any reasonable out-of-pocket costs incurred by the Partnership and an amount calculated to provide the Partnership with a consistent rate of return, as defined in the Agreement. Additionally, Aviation has a management agreement with the Partnership to manage the operations of and to remarket the Aircraft for sale or lease. For this service Aviation receives a monthly management fee of $10,667. LLC III acquired the Aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. The Partnership and Series E contributed 99% and 1% of the cash required for such acquisition, respectively. LLC III has since fully repaid the non-recourse debt secured by the Aircraft.

     There is a maintenance reserve of approximately $1,843,000 at December 31, 2004. If the maintenance reserves are not fully utilized any remaining monies will be divided between the Partnership and Aviation as stipulated in the Agreement.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(3)    Joint Ventures - continued

     The seven joint ventures described below are minority owned by the Partnership and are accounted for under the equity method, whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions of the joint ventures.

     ICON Receivables 1997-A L.L.C.

     The Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D"), Series E and ICON Cash Flow Partners L.P. Six ("L.P. Six") contributed and assigned equipment leases, finance receivables and equipment residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing their cash flow collections. At December 31, 2004, the Partnership, Series D, Series E and L.P. Six own interests of 19.97%, 17.81%, 31.19%, and 31.03%, respectively, in 1997-A.

     At December 31, 2004, 1997-A's operations have been liquidated as the note holders have been fully repaid for their investment in 1997-A and the remaining receivables relating to the securitizations totaling $345,152, due from an affiliate of the General Partner relating to lease receivables, were written-off as uncollectible. The remaining cash is being reserved to pay for potential property tax; sales tax and other liabilities, if any.

     Information as to the financial position and results of operations of 1997-A at December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are summarized below:

                                                        December 31,
                                                   2004              2003
                                               -------------    -------------
         Assets                                $     107,229    $     810,802
                                               =============    =============
         Liabilities                           $      62,005    $     595,106
                                               =============    =============
         Equity                                $      45,224    $     215,696
                                               =============    =============
         Partnership's share of equity         $       9,045    $      43,080
                                               =============    =============

                                                  Years Ended December 31,
                                                   2004              2003
                                               -------------    -------------
         Net loss                              $   (170,469)    $     (88,676)
                                               ============     =============
         Partnership's share of net loss       $     (34,035)   $     (17,704)
                                               =============    =============

     ICON Receivables 1997-B L.L.C.

     The Partnership and two affiliates, Series E and L.P. Six, formed ICON Receivables 1997-B L.L.C. ("1997-B") contributed and assigned equipment leases, finance receivables and equipment residuals to 1997-B for the purpose of securitizing their cash flow collections. The Partnership, Series E and L.P. Six each contributed cash, equipment leases and residuals to 1997-B and own 16.67%, 75.00% and 8.33% interests, respectively, in 1997-B.

     At December 31, 2004, 1997-B's operations have been liquidated as the note holders have been repaid for most of their investment in 1997-B. The remaining cash is being reserved to pay for potential property tax; sales tax and other liabilities, if any.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003
(3)    Joint Ventures - continued

     Information as to the financial position and results of operations of 1997-B at December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are summarized below:

                                                          December 31,
                                                     2004              2003
                                                 -------------    -------------
         Assets                                  $      38,558    $   1,756,597
                                                 =============    =============
         Liabilities                             $      38,558    $   1,681,931
                                                 =============    =============
         Equity                                  $         -      $      74,666
                                                 =============    =============
         Partnership's share of equity           $         -      $      12,448
                                                 =============    =============

                                                     Years Ended December 31,
                                                     2004              2003
                                                 -------------    -------------
         Net income (loss)                       $     131,462    $    (341,507)
                                                 =============    =============
         Partnership's share of net loss         $      21,915    $     (56,929)
                                                 =============    =============
         Distributions                           $     206,128    $        -
                                                 =============    =============
         Partnership's share of distributions    $      34,362    $        -
                                                 =============    =============

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

     As discussed in Note 10, in connection with the Comerica Bank Loan and Security Agreement, the Partnership entered into a Contribution Agreement with Fund Eight A, ICON Income Fund Eight B L.P. ("Fund Eight B"), ICON Income Fund Nine, LLC ("Fund Nine") and ICON Income Fund Ten, LLC ("Fund Ten") (each a "Borrower" and collectively, "the Borrowers") which requires a Borrower to repay another Borrowers obligations to Comerica Bank as long as the repaid amounts are promptly reimbursed to the paying Borrower. Effective September 24, 2004, the Partnership assigned its entire .5025% interest in ICON BF to Fund Eight A for $65,325 to partially satisfy its obligations to Fund Eight A under the Contribution Agreement. This amount was determined to represent the fair value of the Partnership's interest in ICON BF based upon the expected net proceeds from the sale of the coal handling facility.

     The General Partner is currently in negotiations with PGE for their purchase of the coal handling facility from ICON BF. The sale is expected to be completed during 2005 with PGE acquiring ownership of the coal handling facility.

     Information as to the financial position and results of operations of ICON BF at December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are summarized below:

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(3)    Joint Ventures - continued
                                                    December 31,
                                             2004              2003
                                         -------------    -------------
 Assets                                  $  19,193,175    $  21,366,282
                                         =============    =============
 Liabilities                             $  10,904,912    $   7,314,376
                                         =============    =============
 Equity                                  $   8,288,263    $  14,051,906
                                         =============    =============
 Partnership's share of
   equity/assigned on 9/24/04            $           -    $      70,611
                                         =============    =============

                                            Years Ended December 31,
                                             2004              2003
                                         -------------    -------------
 Net income                              $   1,481,386    $   1,442,100
                                         =============    =============
 Partnership's share of net income       $       5,804    $       7,247
                                         =============    =============
 Distributions                           $   7,245,027    $           -
                                         =============    =============
 Partnership's share of distributions    $      36,406    $           -
                                         =============    =============
 Assignment of ownership interest        $      40,009    $           -
                                         =============    =============

     ICON/AIC Trust

     The Partnership and two affiliates, L.P. Six and Fund Eight A, formed ICON/AIC Trust ("AIC Trust") for the purpose of owning and managing a portfolio of leases for equipment located in England. On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, in exchange for a note receivable of (pound)2,575,000 ($3,744,822 converted at the exchange rate in effect at December 31, 2001) which was payable in six installments through June 2004. In July 2004, the final installment on the note was collected by AIC Trust and distributed to its beneficiaries. On September 30, 2004, AIC Trust was dissolved. The Partnership, L.P. Six and Fund Eight A owned a 30.76%, 25.51% and 43.73% interest, respectively, in AIC Trust.

     The Partnership recognized an additional $129,646 of foreign currency translation gains from this transaction which is included in income from investments in joint ventures in the accompanying consolidated statements of operations.

     Information as to the financial position and results of operations of AIC Trust at December 31, 2004 and 2003 and for the years ended September 30, 2004 and 2003 are summarized below:

                                                         December 31,
                                                    2004              2003
                                                -------------    -------------
         Assets                                 $           -    $   1,330,632
                                                =============    =============
         Liabilities                            $           -    $           -
                                                =============    =============
         Equity                                 $           -    $   1,330,632
                                                =============    =============
         Partnership's share of equity          $           -    $     409,303
                                                =============    =============

                                                    Years Ended December 31,
                                                    2004              2003
                                                -------------    -------------
         Net income                             $       7,700    $      37,009
                                                =============    =============
         Partnership's share of net income      $       2,369    $      11,384
                                                =============    =============
         Distributions                          $   1,378,141    $   1,396,948
                                                =============    =============
         Partnership's share of distributions   $     423,916    $     429,701
                                                =============    =============

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(3)    Joint Ventures - continued

     ICON Aircraft 24846 LLC

     The Partnership and two affiliates, Fund Eight A and Fund Eight B, formed, ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a Boeing 767-300ER aircraft on lease to Scandinavian Airline Systems. The Partnership, Fund Eight A and Fund Eight B had ownership interests of 2.0%, 2.0% and 96.0%, respectively in ICON Aircraft 24846.

     The aircraft was sold on July 29, 2004 and ICON Aircraft 24846 realized a net loss on the sale of approximately $601,800, of which our share was approximately $12,000. The General Partner had determined that it was in the best interest of ICON Aircraft 24846 and its members to sell the Boeing 767-300ER aircraft to BTM Capital Corp., the lender, for an amount equal to the then outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors: (i) the aircraft's fair market value was estimated to be between $24,000,000 and $27,000,000 and the balance of the outstanding debt was $34,500,000; (ii) any new lease for the aircraft would have required an additional $850,000 in equity (at a minimum) in order to reconfigure the aircraft and upgrade the engines; and (iii) if the Partnership were to continue to remarket the aircraft, the lender would have required interest only payments of approximately $100,000 per month until the aircraft was re-leased.

     Information as to the financial position and results of operations of ICON Aircraft 24846 at December 31, 2004 and 2003 and for the years ended July 29, 2004 and 2003 are summarized below:

                                                   December 31,
                                              2004              2003
                                          -------------    -------------
 Assets                                   $           -    $  36,430,187
                                          =============    =============
 Liabilities                              $           -    $  34,493,632
                                          =============    =============
 Equity                                   $           -    $   1,938,555
                                          =============    =============
 Partnership's share of equity            $           -    $      38,771
                                          =============    =============

                                             Years Ended December 31,
                                              2004              2003
                                          -------------    -------------
 Net loss                                 $ (2,515,576)    $ (3,467,329)
                                          ============     ============
 Partnership's share of net loss          $     (50,311)   $     (69,347)
                                          =============    =============
 Contributions                            $     577,021    $   1,649,551
                                          =============    =============
 Partnership's share of contributions     $      11,540    $      32,992
                                          =============    =============

     ICON Cheyenne LLC

     The Partnership and three affiliates, L.P. Six, Fund Eight A and Fund Eight B formed ICON Cheyenne LLC ("ICON Cheyenne"), for the purpose of acquiring and managing a portfolio of equipment leases. Prior to September 30, 2004 the Partnership, L.P. Six, Fund Eight A and Fund Eight B had ownership interests of 10.31%, 1.0%, 1.0% and 87.69%, respectively, in ICON Cheyenne.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(3)    Joint Ventures - continued

     As discussed in Note 10, in connection with the Comerica Bank Loan and Security Agreement, the Partnership entered into a Contribution Agreement with the Borrowers which require a Borrower to repay other Borrowers obligations to Comerica Bank as long as the repaid amounts are promptly reimbursed to the paying Borrower. As repayment to Fund Eight B for amounts paid to Comerica Bank under the terms of the Contribution Agreement, effective September 30, 2004, the Partnership assigned a 9.04% interest in ICON Cheyenne (while retaining a 1.27% interest) to Fund Eight B for $204,384. This amount was determined to represent the fair value of the 9.04% interest in ICON Cheyenne. The fair value was determined using discounted cash flow projections for ICON Cheyenne's lease portfolio and the fair value approximated book value. Accordingly, no gain or loss was recognized by the Partnership from this transaction.

     The outstanding balance of the non-recourse debt secured by these assets, at December 31, 2004 was $397,850. The leases expire on various dates through September 2006.

     Information as to the financial position and results of operations of ICON Cheyenne at December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are summarized below:

                                                         December 31,
                                                    2004              2003
                                                -------------    -------------
         Assets                                 $   1,241,215    $  10,440,643
                                                =============    =============
         Liabilities                            $     656,923    $   3,204,090
                                                =============    =============
         Equity                                 $     584,292    $   7,236,553
                                                =============    =============
         Partnership's share of equity          $       7,420    $     746,088
                                                =============    =============

                                                   Years Ended December 31,
                                                    2004              2003
                                                -------------    -------------
         Net loss                               $ (1,952,262)    $     (45,540)
                                                ============     =============
         Partnership's share of net loss        $     (77,419)   $       (4,695)
                                                =============    ==============
         Distributions                          $   4,700,001    $   2,341,759
                                                =============    =============
         Partnership's share of distributions   $     464,231    $     241,436
                                                =============    =============
         Transfer of ownership interest         $     197,018    $          -
                                                =============    ============

     North Sea (Connecticut) Limited Partnership

     The Partnership entered into a joint venture agreement with North Sea (Connecticut) Limited Partnership ("North Sea"), in which the Partnership acquired a 50% Class C limited partner interest. North Sea exercised its option to acquire a drilling rig from the operator and simultaneously leased the drilling rig back to the operator. The lease was then financed on a non-recourse basis with a bank, and a portion of the loan proceeds were used to pay for the exercise price of the option; with the excess loan proceeds of $20,002,567 distributed to the joint venturers ($10,001,284 represented the Partnership's 50% share). The other parties to this joint venture are not affiliates of the Partnership or its General Partner.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(3)    Joint Ventures - continued

     As discussed in Note 10, in connection with the Comerica Bank Loan and Security Agreement, the Partnership entered into a Contribution Agreement with the Borrowers which require a Borrower to repay other Borrowers obligations to Comerica Bank as long as the repaid amounts are promptly reimbursed to the paying Borrower. The Partnership entered into the following transactions as repayment to Fund Eight A, Fund Eight B and Fund Nine for amounts paid to Comerica Bank under the terms of the Contribution Agreement (See Note 10). The Partnership realized a gain from these assignments of approximately $1,397,000 which is included in income from investments in joint ventures in the accompanying consolidated statements of operations.

     During November 2004, the Partnership assigned .8% of its interest in the profits, losses and cash flows of North Sea valued at $200,000 to Fund Eight A.

     During November 2004, the Partnership assigned 3.24% of its interest in the profits, losses and cash flows of North Sea valued at $810,000 to ICON Income Fund Eight B. During February 2005, the Partnership assigned an additional 2.69% of its interest in the profits, losses and cash flows of North Sea valued at $672,992 to ICON Income Fund Eight B.

     During November 2004, the Partnership assigned 2.6% of its interest in the profits, losses and cash flows of North Sea valued at $650,000 to Fund Nine. During February 2005, the Partnership assigned an additional 3.02% of its interest in the profits, losses and cash flows of North Sea valued at $755,000 to Fund Nine.

     The Partnership has guaranteed an amount equal to the difference between the stipulated loss value provided for in the North Sea financing and the outstanding loan balance. The maximum amount for which the Partnership is contingently liable at December 31, 2004 under this guarantee was approximately $58,000.

     Information as to the financial position and results of operations of North Sea at December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are summarized below:

                                                        December 31,
                                                    2004             2003
                                               -------------    -------------
         Assets                                $   9,174,080    $   9,839,209
                                               =============    =============
         Liabilities                           $  15,838,485    $  19,574,474
                                               =============    =============
         Equity                                $ (6,664,405)    $ (9,735,265)
                                               ============     ============
         Partnership's share of equity (a)     $   3,935,402    $   2,679,868
                                               =============    =============

                                                  Years Ended December 31,
                                                   2004              2003
                                               -------------    -------------
         Net income                            $   3,070,860    $   2,743,802
                                               =============    =============
         Partnership's share of net income     $   1,526,933    $   1,371,901
                                               =============    =============
         Transfer of ownership interest        $     271,400    $          -
                                               =============    ============

     (a) During the year ended December 31, 2002, all equity distributions were allocated to the co-venturer.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(4)    Investment in Estimated Unguaranteed Residual Values

     During July 1997, the Partnership entered into an option to acquire the residual interests in three Boeing 737-300 aircraft (the "Boeing Aircraft") on lease to Continental Airlines. In conjunction with re-negotiations during August 2003 the option agreement was terminated. On August 29, 2003 the Partnership re-negotiated its investment in the unguaranteed residual values of the three Boeing Aircraft valued at $4,686,758 at December 31, 2004. As part of the re-negotiation, three recourse promissory notes payable by the Partnership were converted into a single recourse promissory note payable aggregating $5,751,009. This single recourse promissory note payable is due on November 27, 2006, accrues interest at 5.0% per annum and requires monthly interest only payments beginning December 31, 2005. The Partnership was required to prepay $500,000 which is being amortized into operations as interest expense through the date monthly interest payments begin in 2005.

     If any, or all, of the Boeing Aircraft are sold prior to the maturity date of the recourse promissory note payable on November 27, 2006, the Partnership may have all or a portion of the outstanding balance of the recourse promissory note payable forgiven, depending upon the total sales proceeds. If the Boeing Aircraft is sold after the maturity date of the recourse promissory note, the Partnership would be entitled to receive one-third of the net proceeds in excess of the net book value of Boeing Aircraft, as defined in the agreement. In addition, the Partnership is required to repay a portion of the recourse promissory note with 50% of the sales proceeds from any of its assets which are not subject to senior secured debt. The Partnership has not been required to make any principal payments to the lender under the terms of the recourse promissory note through December 31, 2004.

(5)  Net Investment in Leveraged Leases

     The Partnership had an ownership interest in a McDonnell Douglas DC-10-30F aircraft (the "Aircraft") subject to a leveraged lease with Federal Express Corporation which expired on July 2, 2004. The Aircraft was subject to non-recourse debt which had a balloon payment of approximately $9,600,000 due at lease end. As required by the terms of the loan agreement, the Partnership entered into a residual value insurance agreement (the "Residual Insurance Agreement") with an unrelated third party. Under the Residual Insurance Agreement, the insurer was required to pay the insured amount to the lender at the expiration of the lease if the balloon payment was not made by the Partnership. Due to the downturn in the marketplace for this type of Aircraft, the Partnership was unable to sell the Aircraft for sufficient proceeds to repay the outstanding debt and therefore, the Partnership was unable to make the required balloon payment when due nor was it able to successfully refinance the debt. As a result, pursuant to the terms of the Residual Insurance Agreement, the insurer notified the Partnership of its intention to pay the insured amount of $10,200,000 at lease end, resulting in title of the Aircraft transferring to the insurer and the Partnership losing its entire ownership interest in the Aircraft. As a result, the Partnership received net proceeds of $520,293, after $9,679,707 was paid to the non-recourse lender. The Partnership recorded impairment losses of $4,700,000 and $3,400,000 for the years ended December 31, 2004 and 2003 and recorded a loss on the disposal of the Aircraft of $106,900 for the year ended December 31, 2004.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(5)  Net Investment in Leveraged Leases - continued


                                                             December 31,
                                                          2004         2003
                                                          ----         ----


 Non-cancelable minimum rents receivable (net of
   principal and interest on non-recourse debt)        $     -    $   5,810,360
 Estimated unguaranteed residual value                       -       14,900,000
 Initial direct costs, net                                   -           29,411
 Unearned income                                             -      (1,107,892)
                                                       -------    ------------

                                                       $     -    $  19,631,879
                                                       =======    =============

(6)    Investments in Finance Leases

     At December 31, 2004, the Partnership is the lessor of a finance lease transaction in a sodium chlorate production facility with EKA Chemicals, Inc. The lease expires during July 2006, at which time title to the equipment will pass to EKA Chemicals, Inc. At December 31, 2004 the Partnership's entire minimum rents receivable relates to this lease. The Partnership received $372,500 during January 2005.

     During March 2005 the Partnership assigned its entire 50% interest in EKA Chemicals, Inc. valued at $745,000 to Fund Nine for amounts paid on the Partnership's behalf under the terms of the Contribution Agreement (Note 10).

         The allowance for doubtful accounts relating to finance lease receivables and financings consists of the following:


                                                          2004             2003              2002
                                                     -------------     -------------    -------------
Balance, beginning of year                           $   (239,516)     $   (289,301)    $   (915,985)

Reversal of allowance for doubtful accounts                134,391                 -                -
Write offs                                                 105,125            49,785          626,684
                                                     -------------     -------------    -------------

Balance, end of year                                 $           -     $   (239,516)    $   (289,301)
                                                     =============     ============     ============


(7)    Investments in Operating Leases

     As discussed in Note 3, the Partnership and Series E share an ownership interest in a McDonnell Douglas DC-10-30 aircraft subject to a lease with Continental Airlines, Inc. which expired in March 2003. The aircraft was then leased to World Airways, Inc. on April 1, 2003 and the asset was reclassified as an investment in operating leases at its then book value of $2,565,000.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(7)    Investments in Operating Leases - continued

     Investments in operating leases are summarized as follows at December 31:




                                                         2004             2003              2002
                                                     -------------     -------------    -------------
Equipment at cost, beginning of year                 $   6,352,370     $  14,195,791    $   9,678,415

Transfer of investment in leverage leases
  and equipment held for sale or lease to
  operating leases                                               -         6,352,370        9,647,253
Transfer of operating leases to equipment
  held for sale or lease                               (3,787,370)      (14,195,791)      (5,129,877)
                                                     ------------      ------------     ------------

Equipment at cost, end of year                           2,565,000         6,352,370       14,195,791
                                                     -------------     -------------    -------------

Accumulated depreciation, beginning of year            (1,614,224)        (1,703,583)        (895,169)
Accumulated depreciation on transferred
  equipment held for sale of lease                       1,459,812         5,884,624        3,961,238
Depreciation expense                                      (678,898)      (5,795,265)      (4,769,652)
                                                     -------------     ------------     ------------
Accumulated depreciation, end of year                     (833,310)      (1,614,224)      (1,703,583)
                                                     -------------     ------------     ------------  -

Net investment in operating leases, end of year      $   1,731,690     $   4,738,146    $  12,492,208
                                                     =============     =============    =============



     Aggregate minimum future rentals receivable from each of the Partnership's non-cancelable leases discussed above consist of the following at December 31, 2004:

               Year Ending
              December 31,
                  2005                        $        600,000
                  2006                        $        450,000

(8)  Equipment Held for Sale

     The  Partnership  was the sole owner of two joint  ventures that owned five
(5) marine vessels originally on charter to affiliates of Seacor Marine, Inc. (the "Vessels"). These Vessels were subject to outstanding non-recourse debt with Fleet Capital Corp. ("Fleet"). In September 2003, Fleet took control of the Vessels and commenced remarketing efforts under the terms of their financing agreement with the Partnership. On May 12, 2004, Fleet sold the Vessels, which resulted in aggregate sale proceeds of $3,580,000. At the time of sale, the outstanding non-recourse debt relating to the Vessels was $7,138,369; therefore all proceeds from the sale were used repay the outstanding non-recourse notes. As a result of the sale of the Vessels, the Partnership recorded a loss on lease termination of $622,872, which represented their net book value at that time.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(8)  Equipment Held for Sale - continued

     In August 2004, Fleet filed an action in New York State Supreme Court, New York County, seeking to recover damages it alleges that the Partnership owes under certain Performance Guaranties entered into in connection with the non-recourse loans made by Fleet. The General Partner believes Fleet's action is without merit and is vigorously defending this action. The General Partner has filed a Counterclaim against Fleet seeking to recover damages as a result of Fleet's breach of its duty of good faith and fair dealing regarding the sales of the vessels. The Partnership has not accrued any potential loss from this action as the action is in its early stage of discovery and it is not currently possible to determine a range or possible range of potential loss, if any, that may result from the outcome of this uncertainty.

     The Partnership is the sole owner of three (3) marine vessels also originally on charter to affiliates of Seacor Marine, Inc. These vessels are not subject to outstanding debt with a lender. On September 20, 2004 and again on October 10, 2004, the Partnership entered into two separate Memorandum's of Agreement (the "Agreements") with Gulf Ocean Marine Services, Inc., an unaffiliated third party, for the sale of the Gulf Pearl and Gulf Wind supply vessels, respectively. The sales occurred simultaneously with the execution of the Agreements. The sale price for each vessel was $500,000 and the Partnership recognized a loss on each sale of $790,420. The $790,420 loss on the vessel sold on September 20, 2004, is included in gain (loss) on disposal of assets in the accompanying consolidated statements of operations for the year ended December 31, 2004 and $790,420 loss on the vessel sold on October 10, 2004 has been recorded as an impairment charge in the accompanying consolidated statements of operations for year ended December 31, 2004. Additionally, the Partnership recorded an impairment charge of $7,850,000 relating to these vessels during the year ended December 31, 2003.

(9)    Notes Payable

     Notes payable at December 31, 2004 consists of recourse obligations totaling $8,174,001. The Partnership has no outstanding non-recourse debt at December 31, 2004. $5,751,009 of the recourse debt relates to the promissory note payable to AAR described in Note 4 to the consolidated financial statements and $2,422,992 relates to the Comerica Bank line of credit described in Note 10 to the consolidated financial statements.

         Principal maturities of the Partnership's notes payable consist of following at December 31, 2004:

                      Year Ending
                     December 31,
                         2005              $   2,422,992
                         2006                  5,751,009
                                           -------------

                                           $   8,174,001

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(10)   Note Payable - Recourse

     On May 30, 2002 the Partnership, along with certain of its affiliates; Fund Eight A, Fund Eight B, and Fund Nine, (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement with Comerica Bank. The Initial Funds accrue interest on all outstanding balances at an interest rate equal to the Comerica Bank base interest rate plus 1% (together, 6.25% at December 31, 2004). Under the terms of the line of credit agreement, the Initial Funds may borrow from Comerica Bank with all borrowings jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Effective August 5, 2004, the line of credit agreement, was amended to add ICON Income Fund Ten, LLC ("Fund Ten") as an additional borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers. On December 6, 2004, the line of credit with Comerica Bank was extended to December 30, 2005.

     The Initial Funds entered into a Contribution Agreement, dated May 30, 2002, as subsequently amended to include Fund Ten, pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the line of credit agreement in order to minimize the risk that a Borrower would be unable to repay its allocable portion of outstanding line of credit obligations at any time. These restrictions include borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the line of credit agreement, as applied to such Borrower, and (ii) 50% of the net worth of such Borrower. The Contribution Agreement provides that, in the event a Borrower pays an amount under this agreement in excess of its allocable share of the total obligations under the line of credit agreement, whether by reason of an event or default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the line of credit agreement. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Borrower.

     During 2004 and 2005, certain of the Borrowers paid Comerica Bank a portion of the outstanding obligations of the Partnership. As required under the terms of the Contribution Agreement, the Partnership was required to promptly repay these Borrowers amounts for amounts paid on the Partnership's behalf. Since the Partnership did not have sufficient liquidity to repay these Borrowers, the Partnership assigned interests in certain joint venture investments as full repayment of monies due to the Borrowers (See Note 3).

     At December 31, 2004, the Partnership had $2,422,992 outstanding under the Loan Agreement. The aggregate borrowing by all Funds under the Loan Agreement was $10,272,992 at December 31, 2004. The Partnership fully repaid all amounts due to Comerica during March 2005.

     Effective March 8, 2005, the Borrowers entered into a Seventh Amendment to the Loan and Security Agreement with Comerica Bank. This Agreement with Comerica Bank releases the Partnership from all obligations under the Loan and Security Agreement. As such, the Partnership is no longer a party to the $17,500,000 line of credit.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(11) Income Taxes (Unaudited)

     The Partnership is treated as a partnership for income tax reporting purposes and as such, no provision for income taxes has been recorded since the liability for such taxes is that of each of the individual partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any could adjust the individual income tax of the partners.

     At December 31, 2004, the partners' capital accounts included in the consolidated financial statements totaled $5,161,112 compared to the partners' capital accounts for Federal income tax purposes of $12,001,483 (unaudited). The differences arise primarily from commissions reported as a reduction in the partners' capital accounts from financial reporting purposes but not for Federal income tax purposes, and temporary differences relating to direct finance leases, depreciation and provision for losses.

     The following table reconciles net (loss) income for financial statement reporting purposes to the loss for Federal income tax purposes as follows:


                                                                  Years Ended December 31,
                                                      ------------------------------------------------
                                                           2004             2003              2002
                                                      ---------------   ---------------  -------------
 Net loss per consolidated financial statements       $(10,242,221)     $(17,300,236)    $ (3,661,408)

 Differences due to:
   Direct finance leases and financings                       (838,438)       4,383,859      5,793,149
   Depreciation and impairments                             8,528,277         4,822,532    (7,892,419)
   Recovery of losses                                         (294,127)     (2,140,232)              -
   Loss (gain) on sale of equipment                        11,070,836         (122,887)      3,896,215
   Other                                                    4,802,180           996,942         (15,377)
                                                      ---------------   ---------------  --------------

 Net income (loss) for Federal income
   tax purposes                                       $    13,026,507   $   (9,360,022)  $ (1,879,840)
                                                      ===============   ==============   ============



(12)   Limited Partnership Redemptions

     The General Partner consented to the Partnership redeeming 1,101 units in 2002. There were no redemptions in either 2004 or 2003. The redemption amounts are calculated according to a specified redemption formula in accordance with the partnership agreement. Redeemed units have no voting rights and do not share in distributions. The partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

(13)   Transactions with Related Parties

     At December 31, 2004, the Partnership had a receivable of $150,000 due from L.P. Six which relates to distributions received by L.P. Six from AIC Trust on the Partnership's behalf. The Partnership received full payment from L.P. Six during January 2005.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(13)   Transactions with Related Parties - continued

     The Partnership owed $2,000,000 to Series D relating to the financing of the free cash portion, including the proceeds from the sale or disposal of equipment, relating to a leveraged lease transaction entered into by L.P. Seven. L.P. Seven exercised its right to prepay a portion of the financing with the Partnership, and the Partnership prepaid, $250,000 during 2002 and $1,253,625 during 2004. The lease expired July 2004. As a result the Partnership recorded forgiveness of debt income of $496,375 which is included in interest and other income in the accompanying consolidated statements of operations for the year ended December 31, 2004.

     The Partnership also had a net payable of $341,323 due to the General Partner and affiliates at December 31, 2004. The Partnership owed the General Partner $128,551 for management fees and administrative expense reimbursements. Additionally, the General Partner advanced $175,000 to the Partnership which the Partnership used to partially repay the Comerica Bank line of credit. The Partnership repaid this advance to the General Partner during January 2005 without interest.

     As discussed in Notes 3 and 10, the Partnership assigned certain of its interests in joint ventures and finance leases during 2004 and 2005 to repay its affiliates for amounts paid by the affiliates under the terms of the Contribution Agreement.

     In accordance with the terms of the management agreement, the Partnership pays the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the Partnership or through joint ventures. In addition, the General Partner is reimbursed for administrative expenses incurred in connection with the Partnership's operations. Effective July 1, 2004 the General Partner decided to waive its right to management fees and administrative expense reimbursements through December 31, 2004.

     Fees and other expenses charged to operations by the Partnership to the General Partner or its affiliates for the years ended December 31, 2004, 2003 and 2002, respectively, were as follows:




                                                      Years Ended December 31,
                                          ------------------------------------------------
                                               2004             2003              2002
                                          -------------     -------------    -------------
  Management fees                         $     387,287     $     595,157    $     975,642
  Administrative expense reimbursements         154,958           242,909          419,784
                                          -------------     -------------    -------------

                                          $     542,245     $     838,066    $   1,395,426
                                          =============     =============    =============



(14)   Concentration Risks

     For the year ended December 31, 2004, the Partnership had two leases which accounted for 53% of total revenue. For the year ended December 31, 2003, the Partnership had three leases which accounted for 41% of total revenue. For the year ended December 31, 2002, the Partnership had three leases that accounted for 61% of total revenue.

     The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(15) Selected Quarterly Financial Data (Unaudited)

     The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2004 and 2003:




                                                             Quarters Ended in 2004
                                               --------------------------------------------------------
                                               March 31,       June 30,      September 30,  December 31,
                                               ---------       --------      -------------  ------------

  Revenue                                  $  1,156,982      $    715,162    $    520,002   $    285,080
                                           ============       ===========    ============   ============
  Net loss allocable to limited partners   $ (6,175,908)     $   (928,247)   $ (2,698,974)  $   (336,670)
                                           ============      ============    ============   ============
  Net loss per weighted average
     limited partnership unit              $      (6.25)     $      (0.94)   $      (2.73)  $      (0.35)
                                           ============      ============    ============   ============



                                                             Quarters Ended in 2003
                                               ---------------------------------------------------------
                                               March 31,        June 30,     September 30,  December 31,
                                               ---------       --------      -------------  ------------

  Revenue                                  $    985,495      $  1,033,635    $    657,964   $ (1,100,562)
                                           ============      ===========     ============   ============
  Net loss allocable to limited partners   $(2,181,095)      $(1,672,000)    $(5,737,694)   $ (7,536,445)
                                           ============      ============    ============   ============
  Net loss per weighted average
     limited partnership unit              $      (2.21)     $     (1.69)    $      (5.81)  $      (7.63)
                                           ============      ============    ============   ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the year ended December 31, 2004 we had no disagreements with our accountants on any matters of accounting or financial reporting.

Item 9A. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., our General Partner, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

     There were no significant changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

         Not applicable.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant's General Partner

     Our General Partner, ICON Capital Corp., a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 100 Fifth Avenue, 10th Floor, New York, New York 10011, and the telephone number is (212) 418-4700. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services.

     The General Partner performs certain functions relating to the management of our equipment. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

    Our officers and directors are:

 Beaufort J.B. Clarke        Chairman, Chief Executive Officer and Director
 Paul B. Weiss               President and Director
 Thomas W. Martin            Executive Vice President, Chief Financial Officer
                             and  Director
 Michael A. Reisner          Senior Vice President and General Counsel
 Sean E. Hoel                Senior Vice President

     Beaufort J. B. Clarke, 58, has been our Chairman, Chief Executive Officer and Director since August of 1996. He was our President from August of 1996 until December 31, 1998. Prior to his present positions, Mr. Clarke was founder, President and Chief Executive Officer of Griffin Equity Partners, Inc. (a purchaser of equipment leasing portfolios) from October 1993 through August 1996. Prior to that, Mr. Clarke was President of Gemini Financial Holdings, Inc. (an equipment leasing company) from June 1990 through September 1993. Previously, Mr. Clarke was a Vice President of AT&T Systems Leasing. Mr. Clarke formerly was an attorney with Shearman and Sterling. Mr. Clarke received a B.A. degree from the George Washington University and a J.D. degree from the University of South Carolina. Mr. Clarke has been in the equipment leasing business, as a business person and lawyer, since 1979.

     Paul B. Weiss, 44, has been our President and Director since January 1, 1999. Mr. Weiss was our Director and Executive Vice President responsible for lease acquisitions from November of 1996 until December 31, 1998. Mr. Weiss served as Executive Vice President and co-founder of Griffin Equity Partners, Inc. from October of 1993 through November of 1996. Prior to that, Mr. Weiss was Senior Vice President of Gemini Financial Holdings, Inc. from 1991 to 1993 and Vice President of Pegasus Capital Corporation (an equipment leasing company) from 1988 through 1991. Mr. Weiss received a B.A. in Economics from Connecticut College. Mr. Weiss has been in the equipment leasing business since 1988.

     Thomas W. Martin, 51, has been our Executive Vice President, Chief Financial Officer and Director (and Director, President and Chief Financial Officer of the dealer-manager as well) since August of 1996. Mr. Martin was the Executive Vice President, Chief Financial Officer and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996. Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin received a B.S. degree from the University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

     Michael A. Reisner, Esq., 34, has been our Senior Vice President and General Counsel since January 2004. Mr. Reisner was our Vice President and Associate General Counsel from March 2001 until December 2003. Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

     Sean E. Hoel, 35, has been our Senior Vice President since June 1999. Mr. Hoel is responsible for the acquisition of equipment subject to lease. Mr. Hoel has a Masters Degree in Finance from Seattle University, preceded by Law School at the University of Oslo, a B.A. in Finance at the University of Wyoming, as well as three years of military service as a naval officer.

     Code of Ethics

     The General Partner, on our behalf, has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is available free of charge by requesting it in writing from our General Partner. The General Partner's address is 100 Fifth Avenue, 10th Floor, New York, New York 10011.

Item 11. Executive Compensation

     We have no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2004, 2003 and 2002.

             Entity               Capacity            Compensation            2004           2003       2002
     ----------------------  ------------------  ------------------------  -----------  -----------  -----------
     ICON Capital Corp.      General Partner     Management fees           $   387,287  $   595,157  $   975,642
                                                                           ===========  ===========  ===========
     ICON Capital Corp.      General Partner     Administrative fees       $   154,958  $   242,909  $   419,784
                                                                           ===========  ===========  ===========

     The General Partner also has a 1% interest in our profits and distributions. For the year ended December 31, 2004, we paid no distributions to the General Partner. We paid distributions to the General Partner of $16,627 and $102,316, respectively, for the years ended December 31, 2003 and 2002. Additionally, the General Partner's interest in our net loss was $102,422, $173,002 and $36,614, respectively, for the years ended December 31, 2004, 2003 and 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) We are a limited partnership and therefore do not have voting shares of stock. No person of record owns, or is known by us to own beneficially, more than 5% of any class of our securities.

     (b) As of March 31, 2005, Directors and Officers of the General Partner do not own any of our equity securities.

     (c) The General Partner owns our equity securities, as follows; a General Partner Interest which represents initially a 1% and potentially a 10% interest in our income, gain and losses. The General Partner owns 100% of the General Partner Interest.

Item 13. Certain Relationships and Related Transactions

     See Item 11 for a discussion of our related party transactions. See Notes 3 and 12 to our consolidated financial statements for a discussion of our related party activity and investments in joint ventures.

Item 14. Principal Accountant Fees and Services

     During the years ended December 31, 2004 and 2003 our auditors provided audit services relating to our annual report on Form 10-K and our quarterly reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. Their fees are shown in the table below:

                                            2004              2003
                                        -------------    -------------
     Audit fees                         $      71,500    $      62,500
     Audit related fees                             -                -
     Tax fees (for compliance)                 15,500              769
                                        -------------    -------------

                                        $      87,000    $      63,269
                                        =============    =============

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) 1. Financial Statements - See Part II, Item 8 hereof.

         2. Financial Statement Schedule - None.

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated Financial Statements or Notes thereto.

         3. Exhibits - :

          (i) Form of  Dealer-Manager  Agreement  (Incorporated  by reference to
          Exhibit 1.1 to Form S-1 Registration Statement No. 33-40044 filed with the Securities and Exchange Commission on April 18, 1991).

          (ii) Form of Selling Dealer  Agreement  (Incorporated  by reference to
          Exhibit 1.2 to Form S-1 Registration Statement No. 33-40044 filed with the Securities and Exchange Commission on April 18, 1991).

          (iii)Amended and Restated Agreement of Limited Partnership (Incorporated herein by reference to Exhibit A to Amendment No. 4 to Form S-1 Registration Statement No. 33-40044 filed with the Securities and Exchange Commission on August 14, 1991).

          (iv) On December 31, 2004, Jeremiah Silkowski, resigned from his position of Senior Vice President of ICON Capital Corp., the Company's general partner, so that he may pursue other opportunities (incorporated by reference to Current Report on Form 8-K, dated January 6, 2005).

     (b) 10.1 Sixth Amendment to the Loan and Security Agreement dated May 30, 2002 as amended.

          31.1 Rule 13a-14(a)/15d-14(a) certifications

          31.2 Rule 13a-14(a)/15d-14(a) certifications

          32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (c) Unconsolidated Joint Venture Financial Statements, See Part II, Item 8,
Note 3.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         ICON Cash Flow Partners L.P. Seven
         by its General Partner, ICON Capital Corp.

         Date: May 6, 2005     /s/ Beaufort J.B. Clarke
                                  ---------------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
     Registrant and in the capacity and on the dates indicated.

 ICON Capital Corp.
 sole General Partner of the Registrant

 Date: May 6, 2005         /s/ Beaufort J.B. Clarke
                             -----------------------------------------------
                             Beaufort J.B. Clarke
                             Chairman, Chief Executive Officer and Director



 Date: May 6, 2005         /s/ Paul B. Weiss
                             -----------------------------------------------
                             Paul B. Weiss
                             President and Director


 Date: May 6, 2005         /s/ Thomas W. Martin
                             -----------------------------------------------
                             Thomas W. Martin
                             Executive Vice President and Director
                            (Principal Financial and Accounting Officer)

     Supplemental  Information  to be furnished  with reports filed  pursuant to
Section 15(d) of the Act by Registrant which has not registered securities pursuant to Section 12 of the Act.

     No annual report or proxy material has been sent to security holders. An annual report will be sent to the members and a copy will be forwarded to the Commission.

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

         Dated:  May 6, 2005

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership's ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

         Dated: May 6, 2005

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

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the General Partner of the Partnership in connection with the Annual Report of ICON Cash Flow Partners L.P. Seven (the "Partnership") on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

         Dated: May 6, 2005

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

Exhibit 32.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the General Partner of the Partnership in connection with the Annual Report of ICON Cash Flow Partners L.P. Seven (the "Partnership") on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

         Dated: May 6, 2005

     /s/ Thomas W. Martin
     -------------------------------------------------------
     Thomas W. Martin
     Executive Vice President (Principal
     Financial and Accounting Officer)
     ICON Capital Corp.
     General Partner of ICON Cash Flow Partners L.P. Seven

                   North Sea (Connecticut) Limited Partnership

                              Financial Statements

                     Years Ended December 31, 2004 and 2003

                   (With Independent Auditor's Report Thereon)

                   North Sea (Connecticut) Limited Partnership

                                Table of Contents



Independent Auditor's Report                                                  1

Balance Sheets at December 31, 2004 and 2003                                  2

Statements of Income for the years ended December 31, 2004 and 2003           3

Statement of Changes in Partners' Deficit
   for the years ended December 31, 2003 and 2004                             4

Statements of Cash Flows for the years ended December 31, 2004 and 2003       5

Notes to Financial Statements                                             6 - 9

                          INDEPENDENT AUDITOR'S REPORT


The Partners
North Sea (Connecticut) Limited Partnership

We have audited the balance sheet of North Sea (Connecticut) Limited Partnership as of December 31, 2004 and 2003, and the related statements of income, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Sea (Connecticut) Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/  Hays & Company LLP
March 16, 2005
New York, New York

                   North Sea (Connecticut) Limited Partnership
                                 Balance Sheets
                                  December 31,


                                     ASSETS

                                                   2004             2003
                                              -------------    -------------

Rents receivable                              $  1,891,991     $   2,005,794
                                              -------------    -------------

Investment in operating lease:
   Equipment, at cost                            9,740,080         9,740,080
   Accumulated depreciation                     (2,457,991)       (1,906,666)
                                              ------------      ------------

                                                 7,282,089         7,833,414

Total assets                                  $  9,174,080     $   9,839,208
                                              =============    =============


                        LIABILITIES AND PARTNERS' DEFICIT

Note payable, non-recourse                    $  15,203,571    $  18,691,946
Accrued interest payable                            434,126          533,733
Deferred income                                     200,788          348,794
                                              -------------    -------------

Total liabilities                                15,838,485       19,574,473
                                              -------------    -------------

Commitments and Contingencies

Partners' deficit
   General Partner                                   48,455           17,746
   Limited Partners                             (6,712,860)      (9,753,011)
                                              -------------    -------------

Total partners' deficit                         (6,664,405)      (9,735,265)
                                              -------------    -------------

Total liabilities and partners' deficit       $   9,174,080    $   9,839,208
                                              =============    =============


See accompanying notes to financial statements.

                   North Sea (Connecticut) Limited Partnership
                              Statements of Income
                            Years Ended December 31,


                                                2004              2003
                                            -------------    -------------
Revenue
   Rental income from operating lease       $   5,121,175    $   5,121,175
   Other income                                   148,006          148,006
                                            -------------    -------------

     Total revenue                              5,269,181        5,269,181
                                            -------------    -------------

Expenses
   Interest expense                             1,646,996        1,974,054
   Depreciation expense                           551,325          551,325
                                            -------------    -------------

     Total expenses                             2,198,321        2,525,379
                                            -------------    -------------

Net income                                  $   3,070,860    $   2,743,802
                                            =============    =============

See accompanying notes to financial statements.

                   North Sea (Connecticut) Limited Partnership
                    Statement of Changes in Partners' Deficit
                     Years Ended December 31, 2003 and 2004


                                                       Class A        Class B        Class C
                                         General       Limited        Limited        Limited
                                         Partner      Partners       Partners        Partner           Total
                                         -------      --------       --------        -------           ------

Balance at January 1, 2003            $    (9,692) $  (7,837,627) $ (5,939,715)   $   1,307,967  $   (12,479,067)

Net income                                 27,438      1,344,463         -            1,371,901        2,743,802
                                      -----------  -------------  --------------  -------------  ---------------

Balance at December 31, 2003               17,746     (6,493,164)   (5,939,715)       2,679,868      (9,735,265)

Net income                                 30,709      1,504,721         -            1,535,430        3,070,860
                                      -----------  -------------  --------------  -------------  ---------------

Balance at December 31, 2004          $    48,455  $  (4,988,443) $ (5,939,715)   $  4,215,298   $    (6,664,405)
                                      ===========  =============  ============    ============   ===============


See accompanying notes to financial statements.

                   North Sea (Connecticut) Limited Partnership
                            Statements of Cash Flows
                            Years Ended December 31,



                                                                2004              2003
                                                            -------------    -------------
Cash flows from operating activities:

Net income                                                  $   3,070,860    $   2,743,802
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                               551,325          551,325
       Rental income paid directly to lender by lessee         (5,234,978)      (5,234,978)
       Interest on non-recourse financing paid directly
         to lender by lessee                                    1,746,603        2,064,581
    Change in operating assets and liabilities:
     Rents receivable                                             113,803          113,803
     Accrued interest payable                                     (99,607)         (90,527)
     Deferred rental income                                      (148,006)        (148,006)
                                                            -------------    -------------

Net cash provided by operating activities                            -               -
                                                            -------------    -------------

Net increase in cash                                                 -               -
Cash, beginning of the year                                          -               -
                                                            -------------    -------------

Cash, end of the year                                       $        -       $       -
                                                            =============    =============


Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                   $        -       $       -
                                                            =============    =============

Supplemental disclosure of non-cash financing activities:
   Principal and interest on non-recourse financing
     paid directly to lender by lessee                      $   5,234,978    $   5,234,978
                                                            =============    =============


See accompanying notes to financial statements.

                   North Sea (Connecticut) Limited Partnership
                          Notes To Financial Statements
                      Years Ended December 3, 2004 and 2003

(1)    Organization

     North Sea (Connecticut) Limited Partnership (the "Partnership") was formed in 1994 when the General Partner contributed cash of $27,750 to the Partnership and the Class A limited partners contributed a total of $2,747,250. Subsequently, the Partnership admitted Class B and Class C Limited Partners. In 1994, the Partnership acquired an option for a cost of $2,905,000 to purchase a mobile drilling rig and related property. In 2000 the Partnership exercised its option to purchase the mobile oil rig and related property for $6,650,000; paid legal fees of $185,000 and entered into an operating lease with the user of the rig.

     Under the terms of the partnership agreement the Partnership will terminate on December 31, 2015, unless terminated earlier as allowed for in the partnership agreement.

 (2)   Summary of Significant Accounting Policies

     Investment in Operating Leases

     Operating leases are stated at cost less accumulated depreciation. Depreciation is being provided for using the straight-line method over approximately 17 years. Upon final disposition of the equipment, the cost and related accumulated depreciation will be removed from the accounts and the resulting profit or loss will be reflected in the statement of income. Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

     Asset Impairments

     The Partnership's only asset is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, the Partnership will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the lender and our residual position in the asset. Generally in the latter situation, the residual position relates to equipment subject to third party notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the note payable is repaid in full.

     Income Taxes

     No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income taxes of the partners.

                   North Sea (Connecticut) Limited Partnership
                          Notes To Financial Statements
                      Years Ended December 3, 2004 and 2003

(2)    Summary of Significant Accounting Policies - continued

     Revenue Recognition

     The Partnership leases its equipment to a single lessee and accounts for this lease as an operating lease.

     Rental income is recognized on the straight line method over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

     Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial Instruments," requires disclosures about the fair value of financial instruments, except for lease related assets and liabilities. Separate disclosure of fair value information at December 31, 2004 and 2003 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of other liabilities approximates market value. The estimated fair value of the Partnership's notes payable at December 31, 2004 is approximately $12,488,000.

     Use of Estimates

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

     Recent Accounting Pronouncements

     During December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have an impact on our financial position or results of operations.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

                   North Sea (Connecticut) Limited Partnership
                          Notes To Financial Statements
                      Years Ended December 3, 2004 and 2003

(3)    Investment in Operating Lease

     The Partnership's sole asset is its investment in a mobile offshore drilling rig (the "Equipment"), subject to a lease with Rowan Companies, Inc. through March 2008. The current lease provides for semi-annual rents of $2,617,489.

     The lessee may renewal the lease of the Equipment by providing written notice, as defined in the lease agreement, for a period of time between one to five years. Rent will be paid semi-annually and in arrears based upon a formula, as defined in the lease agreement. At the end of the lease term the lessee has the option to purchase the Equipment upon written notice, as defined in the lease agreement. The purchase price is to equal the then fair value of the mobile offshore drilling rig based upon an appraisal.

         Non-cancelable minimum annual amounts due from the operating lease are as follows:

             Year ending
            December 31,
                2005                        $     5,234,978
                2006                              5,234,978
                2007                              5,234,978
                2008                              2,617,489
                                            ---------------

                                            $    18,322,423
                                            ===============

(4)    Note Payable

         The note payable, accrues interest at an annual rate of 9.79 % and matures on March 15, 2008 as follows:

             Year ending
            December 31,
                2005                        $     3,838,245
                2006                              4,223,206
                2007                              4,646,778
                2008                              2,495,342
                                            ---------------

                                            $    15,203,571
                                            ===============

     The lessee pays semi-annual rent directly to the lender to repay the note payable. The lender has a security interest in the lease, the mobile oil rig and related property and the scheduled lease payments due under the lease.

                   North Sea (Connecticut) Limited Partnership
                          Notes To Financial Statements
                      Years Ended December 3, 2004 and 2003

(5)    Deferred Income

     In December of 2002, the Partnership received a facilitation fee of $496,800 from the assignment of the outstanding note payable. The note payable was assigned from the original lender to the new lender resulting in no change to the existing structure or terms of the note. The Partnership recorded the facilitation fee as deferred income and is recognizing the income ratably over the remaining life of the note, as follows:

            Year ending
            December 31,
                2005                                 $        77,333
                2006                                          72,532
                2007                                          42,167
                2008                                           8,756
                                                     ---------------

                                                     $       200,788
                                                     ===============

(6)    Partners Equity and Distributions

     The Partnership allocates its net income among the partners as follows: (i) to the extent any net loss had been allocated to the General Partner or to the Class B Limited Partners in any prior year, as defined; net income equal to the aggregate amount of such unrecovered net loss shall be allocated first to the General Partner and then to the Class B Limited Partners; and (ii) any remaining net income shall be allocated to the General Partner, the Class A Limited Partners and the Class C Limited Partner in proportion to their percentage interests of 1%, 49% and 50%, respectively. There have been no net losses allocated to the Class B Limited Partners or the General Partner prior to 2004.

     The Partnership allocates its net loss among the partners as follows: (i) the net loss for each year is allocated among the General Partner, the Class A Limited Partners and the Class C Limited Partner in proportion to their percentage interests of 1%, 49% and 50%, respectively, and (ii) the net loss allocated to any partner with respect to any year shall not exceed the maximum amount of the net loss that can be so allocated without causing such partner to have a capital account deficit at the end of such fiscal year. The net loss, as defined, is then allocated to the Class B Limited Partners until their capital accounts have been reduced to zero, and thereafter to the General Partner.

     The Partnership shall make distributions to the Partners, as follows: (i) distributions of available cash, as defined, shall be distributed to the General Partner, the Class B Limited Partners and the Class C Limited Partner, as and when determined by the General Partner, in accordance with their percentage interests of 1%, 49% and 50% respectively. Class A Partners are not entitled to distributions and (ii) upon liquidation each of the aforementioned Partners are entitled to their percentage distribution interest respectively.