Form 10-Q
period 2005-03-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 2005-07-01
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                    March 31, 2005
                               -------------------------------------------------

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

                       ICON Cash Flow Partners L.P. Seven
                                      Index


PART I - FINANCIAL INFORMATION




 Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets at March 31, 2005 (Unaudited)
       and December 31, 2004                                                             3-4

     Consolidated Statements of Operations for the three months ended
       March 31, 2005 and 2004 (Unaudited)                                                 5

     Consolidated Statement of Changes in Partners' Equity for the three
       months ended March 31, 2005 (Unaudited)                                             6

     Consolidated Statements of Cash Flows for the three months ended March
       31, 2005 and 2004 (Unaudited)                                                     7-8

     Notes to Consolidated Financial Statements (Unaudited)                             9-16

 Item 2.  General Partner's Discussion and Analysis of Financial Condition and
   Results of Operations                                                               17-24

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      25

 Item 4.  Controls and Procedures                                                         25

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                               26

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                      26

 Item 3.  Defaults Upon Senior Securities                                                 26

 Item 4.  Submission of Matters To A Vote of Security Holders                             26

 Item 5.  Other Information                                                               26

 Item 6.  Exhibits                                                                        26

   Signatures                                                                             27

    Certifications                                                                     28-31


                         PART I - FINANCIAL INFORMATION

                    Item 1. Consolidated Financial Statements

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets

                                     ASSETS


                                                                (Unaudited)
                                                                  March 31        December 31
                                                                    2005             2004
                                                                    ----             ----

 Cash and cash equivalents                                     $      27,868   $       96,364
                                                               -------------   --------------

 Investments in finance leases:
   Minimum rents receivable                                             -           1,117,499
   Unearned income                                                      -              (5,934)
                                                               -------------   --------------

    Net investments in finance leases                                   -           1,111,565
                                                               -------------   --------------

 Investments in operating leases:
   Equipment, at cost                                              2,565,000        2,565,000
   Accumulated depreciation                                         (972,195)        (833,310)
                                                               -------------   --------------

    Net investments in operating leases                            1,592,805        1,731,690
                                                               --------------  --------------

 Equipment held for sale                                           1,441,644        1,776,131
 Investment in estimated unguaranteed residual values              4,686,758        4,686,758
 Investments in joint ventures                                     4,060,248        3,813,458
 Due from General Partner and affiliates                              40,445          190,301
 Other assets, net                                                   339,003          442,972
                                                               -------------   --------------

    Total assets                                               $  12,188,771   $   13,849,239
                                                               ==============  ==============
See accompanying notes to consolidated financial statements.




                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                     Consolidated Balance Sheets (continued)

                        LIABILITIES AND PARTNERS' EQUITY

                                                                           (Unaudited)
                                                                              March 31          December 31
                                                                                2005               2004
                                                                                ----               ----

 Notes and accrued interest payable - recourse                          $      5,751,009     $       8,174,001
 Due to General Partner and affiliates                                           166,522               341,323
 Security deposits, deferred credits and other payables                           14,036               155,487
 Minority interest                                                                15,928                17,316
                                                                        ----------------    ------------------

    Total liabilities                                                          5,947,495             8,688,127
                                                                        ----------------    ------------------

 Commitments and contingencies

 Partners' equity:
   General Partner                                                              (786,493)             (797,295)
    Limited Partners; 987,547.81 units outstanding, $100 per
 unit original issue price                                                     7,027,769             5,958,407
                                                                        ----------------    ------------------

    Total partners' equity                                                     6,241,276             5,161,112
                                                                        ----------------    ------------------

    Total liabilities and partners' equity                              $     12,188,771    $       13,849,239
                                                                        ================    ==================

See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Operations
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                                2005               2004
                                                                                ----               ----

 Revenue:
    Rental income                                                       $        150,000   $             105,624
    Finance income                                                                 1,928                   3,848
    Net income from leveraged leases                                                  -                  700,619
    Income from investments in joint ventures                                    506,171                 346,482
    Gain on transfer of investment in joint venture                            1,171,786                      -
    Interest and other income                                                     17,169                     409
                                                                        ----------------   ---------------------

      Total revenue                                                            1,847,054               1,156,982
                                                                        ----------------   ---------------------

 Expenses:
    Impairment loss                                                              300,000               4,700,000
    Depreciation                                                                 138,885               1,518,259
    Interest                                                                     117,402                 404,064
    Management fees                                                               75,000                      -
    General and administrative                                                   109,511                 242,197
    Management fees - general partner                                                 -                  377,792
    Administrative expense reimbursement -
       General Partner                                                                -                  122,256
    Amortization of initial direct costs                                          26,731                  31,384
    Minority interest                                                               (639)                   (679)
                                                                        ----------------   ----------------------

      Total expenses                                                             766,890               7,395,273
                                                                        ----------------   ---------------------

 Net income (loss)                                                      $      1,080,164   $          (6,238,291)
                                                                        ================   ======================

 Net income (loss) allocable to:
    Limited Partners                                                    $      1,069,362   $          (6,175,908)
    General Partners                                                              10,802                 (62,383)
                                                                        ----------------   ----------------------

                                                                        $      1,080,164   $          (6,238,291)
                                                                        ================   ======================

 Weighted average number of limited partnership
units outstanding                                                                987,548                 987,548
                                                                        ================   =====================

 Net income (loss) per weighted average limited
    partnership unit                                                    $           1.08   $               (6.25)
                                                                        =================  =====================

See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Consolidated Statement of Changes in Partners' Equity
                        Three Months Ended March 31, 2005
                                   (Unaudited)


                                                                    Total
                              Limited            General           Partners'
                              Partners           Partner            Equity
                              --------           -------            ------

Balance, January 1, 2005        5,958,407            (797,295)       5,161,112

 Net income                     1,069,362              10,802        1,080,164
                          ---------------     ---------------    -------------

Balance, March 31, 2005   $     7,027,769    $       (786,493)   $    6,241,276
                          ===============    =================   ==============


See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)


                                                                                  2005                 2004
                                                                                  ----                 ----


 Cash flows from operating activities
    Net income (loss)                                                  $         1,080,164    $       (6,238,291)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Interest expense on non-recourse financing paid directly
            to lenders by lessees                                                   77,153               241,585
        Amortization of initial direct costs                                        26,731                31,384
        Impairment loss                                                            300,000             4,700,000
        Depreciation                                                               138,885             1,518,259
        Net income from leveraged leases                                                -               (700,619)
        Income from investments in joint ventures                                 (506,171)             (346,482)
        Gain on transfer of investment in joint venture                         (1,171,786)                   -
        Minority interest                                                             (639)                 (679)
      Changes in operating assets and liabilities:
        Collection of principal - non-financed receivables                         366,650               328,274
        Other assets                                                                    -                164,509
        Security deposits, deferred credits and other payables                    (141,451)                 (169)
        Due from/to General Partner and affiliates, net                            (24,944)               78,692
                                                                       --------------------   ------------------

 Net cash provided by (used in) operating activities                               144,592              (223,537)
                                                                       --------------------   ------------------

 Cash flows from investing activities:
    Proceeds from sales of equipment                                                34,487                20,867
                                                                       --------------------    -----------------
    Distributions received from joint ventures                                       3,175               543,628
                                                                       --------------------   ------------------

 Net cash provided by investing activities                                          37,662               564,495
                                                                       --------------------   ------------------

 Cash flows from financing activities:
    Principal payments on notes payable - recourse                              (2,422,992)             (554,228)
    Loans and advances from affiliates                                           2,172,992                  -
    Distributions to minority interest in joint venture                               (750)                 -
                                                                       ---------------------  ------------------

 Net cash used in financing activities                                            (250,750)             (554,228)
                                                                       ---------------------  ------------------

 Net decrease in cash and cash equivalents                                         (68,496)             (213,270)
 Cash and cash equivalents, beginning of the year                                   96,364               301,256
                                                                       --------------------   ------------------

 Cash and cash equivalents, end of the year                            $            27,868    $           $87,986
                                                                       ===================    ===================

See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)


                                                                                            2005          2004
                                                                                            ----          ----
 Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                          $     40,249    $  162,479
                                                                                       ============    ===========

 Supplemental disclosure of non-cash investing and financing activities:
     Principal and interest on finance lease paid directly to lenders by lessees       $      -        $ 5,674,044
                                                                                       ============    ===========
     Transfer of investment in operating leases, net of accumulated
         depreciation , to equipment held for sale or lease                            $      -        $ 2,327,558
                                                                                       ============    ===========
     Transfer of investment in finance leases to investment in operating leases        $      -        $ 2,565,000
                                                                                       ============    ===========
     Joint venture interests assigned to affiliates in exchange
       for amounts owed                                                                $   1,427,992   $        -
                                                                                       =============   ===========
     Assignment of finance lease interest in exchange for amounts owed                 $     745,000   $        -
                                                                                       =============   ============
     Recourse debt paid by affiliates                                                  $   2,172,992   $        -
                                                                                       =============   ===========

See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(1)    Basis of Presentation

     The accompanying consolidated financial statements of ICON Cash Flow Partners L.P. Seven (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2004 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority venturer's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority venturer's share of the earnings or loss of the joint venture.

(2)    Organization

     The Partnership was formed on May 23, 1995 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to leases. The Partnership is currently in the process of selling its remaining assets in the ordinary course of its business, a time frame called the disposition period.

     The Partnership's reinvestment period ended on November 9, 2002 and the Partnership commenced its disposition period. During the disposition period, the Partnership has and will continue to utilize available cash to pay its liabilities; distribute substantially all remaining cash, if any, from operations and equipment sales to the partners; and continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% ownership interest in the Partnership.

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

                       ICON Cash Flow Partners L.P. Seven
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(2)    Organization - continued

     Certain reclassifications have been made to the accompanying consolidated financial statements for the three months ended March 31, 2004 to conform to the current period presentation.

(3)    Joint Ventures

     The Partnership and its affiliates, entities managed and controlled by the General Partner, formed five joint ventures, discussed below, for the purpose of acquiring and managing various assets. The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership and the other joint venturers have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venturers desire to sell their interests in the equipment or joint venture.

     The joint venture described below is majority owned and is consolidated with the Partnership.

     ICON Cash Flow Partners L.L.C. III

     The Partnership and an affiliate, ICON Cash Flow Partners, L.P., Series E ("Series E") formed, ICON Cash Flow Partners L.L.C. III, ("LLC III") for the purpose of acquiring and managing a 1976 McDonnell Douglas DC-10-30 (the "Aircraft"). The Aircraft is leased to World Airways, Inc. Effective September 1, 2004, the lease was modified to a fixed rental of $50,000 per month plus maintenance reserves and the term has been extended through September 2006. The Partnership and Series E contributed 99% and 1% of the cash required for such acquisition, respectively. LLC III acquired the Aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and Series E. LLC III has since fully repaid the non-recourse debt secured by the Aircraft.

     Aviation Investors, Inc. ("Aviation"), an unrelated third party, who was also a party to the acquisition of the Aircraft, has entered into a Residual Sharing Agreement (the "Agreement") with the Partnership in which Aviation is entitled to receive a portion of all residual proceeds generated from the Aircraft. Residual proceeds include gross proceeds from the sale, lease, renewal lease or extension or financing or refinancing of the Aircraft. The gross proceeds may be reduced, but not below zero, for recovery expenses, remarketing expenses, and any reasonable out-of-pocket costs incurred by LLC III. Additionally, Aviation has also entered into a management agreement with LLC III to manage the operations of and to remarket the Aircraft for sale or lease. Under the terms of the management agreement Aviation is entitled to receive a monthly management fee of $10,667. For the quarter ended March 31, 2005, LLC III incurred $75,000 relating to management fees and residual sharing costs.

     The four joint ventures described below are 50% or less owned by the Partnership and are accounted for under the equity method, whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions of the joint ventures.

                       ICON Cash Flow Partners L.P. Seven
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(3)    Joint Ventures - continued

     ICON Receivables 1997-A L.L.C.

     The Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D"), Series E and ICON Cash Flow Partners L.P. Six ("L.P. Six") contributed and assigned equipment leases, finance receivables and equipment residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing their cash flow collections. At March 31, 2005, the Partnership, Series D, Series E and L.P. Six own interests of 19.97%, 17.81%, 31.19%, and 31.03%, respectively, in 1997-A. The General Partner is in the process of liquidating 1997-A.

         Information as to the unaudited results of operations of 1997-A are summarized below:

                                                  Three Months Ended
                                                       March 31,
                                                2005              2004
                                            -------------    -------------
         Net loss                           $     (11,256)   $     (28,530)
                                            =============    =============
         Partnership's share of net loss    $       (2,247)  $      (5,696)
                                            ==============   =============

     ICON Receivables 1997-B L.L.C.

     The Partnership and two affiliates, Series E and L.P. Six, formed ICON Receivables 1997-B L.L.C. ("1997-B") and contributed and assigned cash, equipment leases, finance receivables and equipment residuals to 1997-B for the purpose of securitizing their cash flow collections. At March 31, 2005, the Partnership, Series E and L.P. Six own 16.67%, 75.00% and 8.33% interests, respectively, in 1997-B. The General Partner is in the process of liquidating 1997-B.

     Information as to the unaudited results of operations of 1997-B is summarized below:

                                                      Three Months Ended
                                                          March 31,
                                                    2005              2004
                                                -------------    -------------
         Net income                             $           -    $     207,614
                                                =============    =============
         Partnership's share of net income      $           -    $      34,609
                                                =============    =============
         Distributions                          $           -    $     206,128
                                                =============    =============
         Partnership's share of distributions   $           -    $      34,362
                                                =============    =============

     ICON Cheyenne LLC

     The Partnership and three affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Income Fund Eight A L.P. ("Fund Eight A") and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring and managing a portfolio of equipment leases consisting of over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases, of which 27 remain active, with expiration dates ranging between March 2005 and October 2006. At March 31, 2005, the Partnership, L.P. Six, Fund Eight A and Fund Eight B had ownership interests of 1.27%, 1.00%, 1.00%, and 96.73%, respectively, in ICON Cheyenne.

                       ICON Cash Flow Partners L.P. Seven
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(3)    Joint Ventures - continued

         Information as to the unaudited results of operations of ICON Cheyenne is summarized below:

                                                  Three Months Ended
                                                     March 31,
                                                2005              2004
                                            -------------    -------------
Net loss                                    $    (210,527)   $    (301,068)
                                            =============    =============
Partnership's  share of net loss            $      (2,673)   $     (31,040)
                                            =============    =============
Distributions                               $     250,000    $   2,900,000
                                            =============    =============
Partnership's share of distributions        $       3,175    $     298,990
                                            =============    =============

     North Sea (Connecticut) Limited Partnership

     The Partnership entered into a joint venture agreement with North Sea (Connecticut) Limited Partnership ("North Sea"), in which the Partnership acquired 100% of the Class C limited partner interest giving the Partnership a 50% ownership interest in North Sea. North Sea exercised its option to acquire a drilling rig from the operator and simultaneously leased the drilling rig back to the operator. The lease was then financed on a non-recourse basis with a bank, and a portion of the loan proceeds were used to pay for the exercise price of the option; with the excess loan proceeds of $20,002,567 distributed to the joint venturers ($10,001,284 represented the Partnership's 50% share). The other parties to this joint venture are not affiliates of the Partnership or the General Partner.

     As discussed in Note 7, in connection with the Comerica Bank Loan and Security Agreement, the Partnership entered into a Contribution Agreement with the Borrowers which require a Borrower to repay other Borrowers obligations to Comerica Bank as long as the repaid amounts are promptly reimbursed to the paying Borrower. During the quarter ended March 31, 2005 the Partnership entered into the following transactions as repayment for amounts paid to Comerica Bank under the terms of the Contribution Agreement: (i) during February 2005, the assignment of 2.69% of the Partnership's interest in the profits, losses and cash flows of North Sea valued at $672,992 to Fund Eight B and (ii) during February 2005, the assignment of 3.02% of the Partnership's interest in the profits, losses and cash flows of North Sea valued at $755,000 to ICON Income Fund Nine LLC ("Fund Nine"). The Partnership realized a gain from these assignments of approximately $1,172,000 which is included in income from investments in joint ventures in the accompanying consolidated statements of operations at March 31, 2005.

     The Partnership has guaranteed an amount equal to the difference between the stipulated loss value provided for in the financing and the loan balance. The maximum amount for which the Partnership is contingently liable at March 31, 2005 under this guarantee was approximately $45,000.

     Information as to the unaudited results of operations of North Sea is summarized below:

                                                    Three Months Ended
                                                         March 31,
                                                  2005              2004
                                              -------------    -------------
         Net income                           $     814,998    $     728,923
                                              =============    =============
         Partnership's share of net income    $     372,685    $     364,461
                                              =============    =============

                       ICON Cash Flow Partners L.P. Seven
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(4)    Related Party Transactions

     The  Partnership  also had a net  payable of  $126,077  due to the  General
Partner and affiliates at March 31, 2005. The Partnership owed the General Partner $128,551 for management fees and administrative expense reimbursements from prior periods.

     On March 28, 2005, the Partnership assigned its entire 50% finance lease interest in assets leased to EKA Chemicals, Inc. to Fund Nine for $745,000. This assignment was made in order for the Partnership to repay its outstanding debt obligation to Fund Nine as required by the Contribution Agreement. This amount represented the Partnership's fair value of its interest in EKA Chemicals, Inc. on March 28, 2005. This amount was determined to represent the fair value of EKA Chemicals, Inc. based upon the expected future undiscounted cash flows.

     Prior to July 1, 2004, in accordance with the terms of the Management Agreement between, the Partnership paid the General Partner management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the Partnership or through joint ventures. In addition, the General Partner is reimbursed for administrative expenses incurred in connection with the Partnership's operations. Effective July 1, 2004 the General Partner voluntary decided to waive its right to future management fees and administrative expense reimbursements.

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

                                               Three Months Ended
                                                   March 31,
                                             2005              2004
                                         -------------    -------------
Management fees                          $           -    $     377,792
Administrative expense reimbursements                -          122,256
                                         -------------    -------------

  Total                                  $           -    $     500,048
                                         =============    =============

(5)    Equipment Held for Sale

     The Partnership was the sole owner of one marine vessel originally on charter to affiliates of Seacor Smit, Inc. The vessel was not subject to outstanding debt with a lender. On May 18, 2005 the Partnership entered into a Memorandum of Agreement (the "Agreement") with Jettco Marine Transportation, Inc., an unaffiliated third party, for the sale of the Janson Graham supply vessel. The sale occurred simultaneously with the execution of the Agreement. The sale price was $200,000 and the Partnership recognized an impairment charge of $300,000 which is included in the accompanying consolidated statements of operations for the three months ended March 31, 2005.

                       ICON Cash Flow Partners L.P. Seven
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(6)    Investment in Estimated Unguaranteed Residual Values

     The Partnership entered into an agreement in which it has an investment in the unguaranteed residual values of three Boeing 737-300 aircraft valued at $4,686,758. Additionally, the Partnership has a recourse promissory note of $5,571,009 related to this investment at March 31, 2005. If any, or all, of the aircraft are sold prior to the maturity date of the recourse promissory note on November 27, 2006, then the Partnership may have all or a portion of the outstanding balance of the recourse promissory note forgiven, depending upon the total sales proceeds. If the aircraft are sold after the maturity date of the recourse promissory note, then the Partnership would be entitled to receive one-third of the net proceeds in excess of the net book value of aircraft, as defined by the agreement. In addition, the Partnership is required to repay a portion of the recourse promissory note with 50% of the sales proceeds from any of its assets which are not subject to senior secured debt.

(7)    Line of Credit Agreement

     On May 30, 2002, the Partnership, along with certain of its affiliates; Fund Eight A; Fund Eight B and Fund Nine, (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement with Comerica Bank. The Initial Funds accrue interest, on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (together, 6.75% at March 31, 2005). Under the terms of the line of credit agreement, the Initial Funds may borrow from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Effective August 5, 2004, the line of credit agreement was amended to add ICON Income Fund Ten LLC ("Fund Ten") as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers. On December 6, 2004, the Loan and Security Agreement with Comerica Bank was extended to December 30, 2005.

     The Initial Funds entered into a Contribution Agreement, dated May 30, 2002, as subsequently amended to include Fund Ten, pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the line of credit agreement in order to minimize the risk that a Borrower would be unable to repay its allocable portion of outstanding line of credit obligations at any time. These restrictions include borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the line of credit agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement provides that, in the event a Borrower is required to pay an amount under this agreement in excess of its allocable share of the total obligations under the line of credit agreement, whether by reason of an event or default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the line of credit agreement. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Borrower.

                       ICON Cash Flow Partners L.P. Seven
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(7)    Line of Credit Agreement - continued

     During 2005, certain of the Borrowers paid Comerica Bank a portion of the Partnership's outstanding obligations. As required under the terms of the Contribution Agreement, the Partnership was required to promptly repay the Borrowers the amounts paid on its behalf. Since the Partnership did not have sufficient liquidity to repay the Borrowers, the Partnership assigned interests in certain of its joint venture investments and finance lease investments as full repayment of amounts due to them, as follows: (i) during February 2005, the assignment of 2.69% of the Partnership's interest in the profits, losses and cash flows of North Sea valued at $672,992 to Fund Eight B; (ii) during February 2005, the assignment of 3.02% of the Partnership's interest in the profits, losses and cash flows of North Sea valued at $755,000 to Fund Nine; and (iii) the assignment of the Partnership's entire finance lease interest in a sodium chloride plant valued at $745,000 to Nine LLC.

     Effective March 8, 2005, the Initial Funds and Fund Ten entered into a Seventh Amendment to the Loan and Security Agreement with Comerica Bank. This Agreement releases the Partnership from all of its rights and obligations under the Loan and Security Agreement dated as of May 30, 2002. As such, the Partnership is no longer a party to the $17,500,000 line of credit.

(8)    Contingencies

     In August 2004, Fleet Capital Corporation ("Fleet") filed an action in New York State Supreme Court, New York County, seeking to recover monies it alleges that the Partnership owes it under certain Performance Guaranties against the Partnership entered into in connection with certain non-recourse loans made by Fleet to certain entities which were wholly-owned subsidiaries of the Partnership. These loans were made in connection with the Partnership's acquisition of five (5) marine vessels formerly on charter to affiliates of SEACOR Marine and SEACOR Offshore, Inc. While the Partnership believes Fleet's action is without merit and is vigorously defending such action, it has filed a Counterclaim against Fleet seeking to recover damages as a result of Fleet's breach of its duty of good faith and fair dealing. The Partnership has not accrued any potential loss from this action as the action is in the early stage of discovery and it is not currently possible to determine a range or possible range of potential loss, if any, that may result from the outcome of this action. Discovery is continuing and the parties have agreed to participate in non-binding mediation in an attempt to amicably settle this matter.

(9)    Recent Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Partnership does not expect the adoption of SFAS 154 to have an impact on its consolidated financial position or results of operations.

                       ICON Cash Flow Partners L.P. Seven
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(9)    Recent Accounting Pronouncements - continued

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operation

     The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     As used in this quarterly report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Cash Flow Partners L.P. Seven and its consolidated subsidiary.

     Forward-Looking Information - Certain statements within this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o changes in our industry, interest rates or the general economy;

o the degree and nature of our competition;

o availability of qualified personnel;

o cash flows from operating activities may be less than our current level of expenses and debt obligations;

o the financial condition of lessees; and

o lessee defaults.

     Business Overview

     We are an equipment leasing business formed on May 23, 1995 which began active operations on January 19, 1996. We were primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases was financed, so these leases generated little or no current cash flow because substantially all of the rental payments received from a lessee were paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

     We invested most of the net proceeds from our offering in items of equipment subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from our initial investments to the extent that cash was not needed for expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." After the "reinvestment period," we began selling our assets in the ordinary course of business during a time frame called the "disposition period." If we believe it would benefit investors to reinvest our cash flow in equipment during the disposition period, we may do so, but the General Partner will not receive any additional fees in connection with such reinvestments. Since November 10, 2002, we have been in our disposition period, wherein we are seeking to sell our assets in the ordinary course of business.

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

     Our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of:

     Mobile Offshore Drilling Rig

     We currently have a 37.65% interest in a mobile offshore drilling rig subject to lease with Rowan Companies, Inc., which has a monthly rental of approximately $436,000 that is paid semi-annually and expires on March 15, 2008. We originally acquired 100% of the Class C limited partner interest giving us a 50% ownership interest in the mobile offshore drilling rig. The original purchase price was approximately $14,726,000, consisting of approximately $12,325,000 in cash and approximately $2,401,000 of non-recourse debt. During 2004, we assigned 6.64% of our interest in the profits, losses and cash flows of the mobile offshore drilling rig to several of our affiliates as repayment under the terms of the Contribution Agreement with Comerica Bank (See financings and borrowing located in Liquidity and Capital Resources Section).

     Sodium Chlorate Production Facility

     We had a 50% interest in a sodium chlorate production facility subject to lease with EKA Chemicals, Inc which was accounted for as a finance lease. The lease required semi-annual payments during July and January of $372,500 and expires in July 2006, at which time title in the facility will pass to EKA Chemicals, Inc. The purchase price was approximately $3,859,000, consisting of approximately $2,806,000 in cash and approximately $1,053,000 of non-recourse debt.

     Air Transportation Industry:

     1976 McDonnell Douglas DC-10-30F aircraft

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

     Aircraft Rotables

     We currently own rotables for Boeing 737 and Airbus A310 aircraft. Aircraft rotables are replacement spare parts that are held in inventory by an airline. The A310 rotables can be used on either A310-200s or A310-300s which are being used by over 60 operators world-wide. These rotables were formerly on lease to Sabena Technics and are currently off lease and in the process of being remarketed, for sale.

     2005 Portfolio Activity

     Mobile Offshore Drilling Rig

     During 2005, in order to repay our affiliates for amounts paid on our behalf under the Contribution Agreement we entered into the following two assignments; (i) during February 2005, we assigned 2.69% of our interest in the profits, losses and cash flows valued at $672,992 to Fund Eight B and (ii) during February 2005, we assigned 3.02% of our interest in the profits, losses and cash flows valued at $755,000 to Fund Nine.

     Sodium Chlorate Production Facility

     During March 2005, in order to repay our affiliates for amounts paid on our behalf under the Contribution Agreement; we assigned our entire 50% finance lease interest in EKA Chemicals, Inc.'s facility valued at $745,000 to ICON Income Fund Nine LLC.

     Supply Vessel

     On May 18, 2005 we entered into a Memorandum of Agreement (the "Agreement") with Jettco Marine Transportation, Inc., an unaffiliated third party, for the sale of the "Janson Graham" supply vessel (the Vessel"). The sale occurred simultaneously with the execution of the Agreement. The sales price was $200,000 in cash. For the three months ended March 31, 2005 we recorded an impairment loss of $300,000.

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

     The current market for mobile off-shore drilling rigs referred to as jack-up oil rigs appears to in be improving. Currently these jack-up oil rigs are in demand which is evidenced by their utilization rate which currently is over 90%. Together with the current high price of oil (which is anticipated to continue in the near future), and the high day rates that these rigs are currently commanding, we continue to be optimistic that the General Partner of North Sea will be able to find a buyer at a satisfactory price for this piece of equipment or negotiate a lease renewal with Rowan Company's Inc.

     Domestic Air Transportation Industry

     The domestic aircraft leasing industry has been on the downside of a business cycle and continues to remain there. This has resulted in depressed sales prices for assets such as our aircraft interests. It does not appear that the industry will recover significantly in the very near future with the recent increases in the price of fuel and the fare wars within the domestic air transportation industry, although we are optimistic that a recovery will occur within two to three years time. However, a further weakening of the industry could cause the proceeds realized from the future sale of our aircraft and its rotables to be even less than suggested by recent appraisals.

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

     For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payment receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income ratably over the term of the lease.

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

     Our General Partner has an Investment Committee that approves each new equipment acquisition. As part of their process, the Investment Committee determines the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed for potential impairment in accordance with our policy to review all significant assets in our portfolio.

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

     New Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

     Results of Operations for the Three Months Ended March 31, 2005 (the "2005 Quarter") and 2004 (the 2004 Quarter")

     Since November 10, 2002, we have been in our disposition period and are in the process of selling our assets in the ordinary course of business. At March 31, 2005 we have several remaining assets. As such, rental income and finance income will decrease over time as will expenses related to our assets such as depreciation. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and we fully repay the debt. Since we are in the process of selling our remaining assets we will be recording gains and losses on the sales of equipment.

     Revenues for the 2005 Quarter and the 2004 Quarter are summarized as follows:


                                                       Three Months Ended March 31,
                                                           2005              2004             Change

Total revenue                                       $      1,847,054    $   1,156,982    $     690,072
                                                   =================    =============    =============

Rental income                                       $        150,000    $     105,624    $      44,376
Finance income                                      $          1,928    $       3,848    $      (1,920)
Net income from leveraged leases                    $             -     $     700,619    $    (700,619)
Income from investments in joint ventures           $        506,171    $     346,482    $     159,689
Gain on transfer of investment in joint venture     $      1,171,786    $          -     $   1,171,786
Interest and other income                           $         17,169    $         409    $      16,760



     Revenue for the 2005 Quarter increased $690,072 or 59.6%, over the 2004 Quarter. The increase in income is derived primarily from our investments in joint ventures. During the 2005 we assigned a total of 5.71% of our interest in one of joint ventures to two affiliates which created a gain of approximately $1,172,000.

     Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                                       Three Months Ended March 31,
                                                           2005               2004             Change

 Total expenses                                 $           766,890   $      7,395,273   $   (6,628,383)
                                                ===================   ================   ===============

 Provision for impairment loss                  $           300,000   $      4,700,000   $   (4,400,000)
 Depreciation                                   $           138,885   $      1,518,259   $   (1,379,374)
 Interest                                       $           117,402   $        404,064   $     (286,662)
 Management fees                                $            75,000   $             -    $       75,000
 General and administrative                     $           109,511   $        242,197   $     (132,686)
 Management fees - general partner              $                -    $        377,792   $     (377,792)
 Administrative expense reimbursement -
  General Partner                               $                -    $        122,256   $     (122,256)
 Amortization of initial direct costs           $            26,731   $         31,384   $       (4,653)
 Minority interest                              $              (639)  $           (679)  $           40


     Our total expenses for the 2005 Quarter decreased by $6,628,383 or 89.6%, over the 2004 Quarter. The decrease is primarily due to a decrease in impairment loss between the periods. During the 2005 Quarter we recorded an impairment loss on our final supply vessel of $300,000 and during the 2004 Quarter we recorded an impairment loss on our DC-10-30 aircraft which was subsequently sold during July 2004. The decrease in general and administrative expenses was due to reductions in storage and maintenance and insurance expense in the 2005 Quarter versus the 2004 Quarter as a result of termination of most of the Seacor Smit and Seacor Marine leases. Effective July 1, 2004 the General Partner agreed to no longer charge the Partnership management fees and administrative expense reimbursements. These fees were charged in the 2004 quarter.

     Net Loss

     As a result of the factors discussed above, the net income (loss) for the 2005 Quarter and the 2004 Quarter was $1,080,164 and $(6,238,291), respectively. The net income (loss) per weighted average limited partnership unit outstanding was $1.08 and $(6.25) for the 2005 Quarter and the 2004 Quarter, respectively.

     Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available and from cash being generated from our lease, sales proceeds, and our distributions we receive from our joint ventures we will have sufficient cash to continue our operations through our liquidation period, which we believe should end in approximately another six to twelve months. During the quarter ended March 31, 2005 we received additional cash of approximately $2,173,000 through advances from affiliates. These funds were used to repay our recourse debt to Comerica Bank. We do not anticipate requiring additional advances from affiliates in the future.

     Our primary use of cash during the quarter ended March 31, 2005 was the repayment of our recourse debt of approximately $2,423,000.

     Financings and Borrowings

     We and certain of our affiliates, specifically ICON Income Fund Eight A L.P.; ICON Income Fund Eight B L.P. and ICON Income Fund Nine, LLC (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement with Comerica Bank as of May 30, 2002, as amended. Interest accrues on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (together is 6.75% at March 31, 2005). Under the terms of the line of credit agreement, the Initial Funds may borrow from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and
(ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Effective August 5, 2004, the line of credit agreement was amended to add Fund Ten as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers. The line of credit agreement expires on December 30, 2005.

     The Initial Funds entered into a Contribution Agreement, dated May 30, 2002, as subsequently amended to include Fund Ten, pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the line of credit agreement in order to minimize the risk that a Borrower would be unable to repay its allocable portion of outstanding line of credit obligations at any time. These restrictions include borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the line of credit agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement provides that, in the event a Borrower is required to pay an amount under this agreement in excess of its allocable share of the total obligations under the line of credit agreement, whether by reason of an event or default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the line of credit agreement. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Borrower.

     During 2005, certain of the Borrowers paid Comerica Bank a portion of our outstanding obligations. As required under the terms of the Contribution Agreement, we were required to promptly repay the Borrowers the amounts paid on our behalf. Since we did not have sufficient liquidity to repay the Borrowers, we assigned to them interests in certain of our joint venture investments as full repayment of monies due to them.

     During 2005, we entered into three transactions relating to repayment of advances made on our behalf under the Contribution Agreement; (i) during February 2005, the assignment of 2.69% of our interest in the profits, losses and cash flows of North Sea (Connecticut) Limited Partnership valued at $672,992 to Fund Eight B; (ii) during February 2005, an assignment of 3.02% of our interest in the profits, losses and cash flows of North Sea (Connecticut) Limited Partnership valued at $755,000 to Fund Nine; and (iii) an assignment of our entire 50% interest in a sodium chloride plant valued at $745,000 to Fund Nine.

     Effective March 8, 2005, the Initial Funds and Fund Ten entered into a Seventh Amendment to the Loan and Security Agreement with Comerica Bank. This Agreement releases us from all of our rights and obligations under the Loan and Security Agreement dated as of May 30, 2002. As such, we are no longer a party to the $17,500,000 line of credit.

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

     We do not, in the normal course of business, pay dividends. Historically, we paid monthly distributions to our partners beginning with their admission to the Partnership through the termination of the reinvestment period, which was November 9, 2002. For the three months ended March 31, 2005 and 2004 we did not pay any distributions.

     Commitments

     At March 31, 2005, we have total recourse debt outstanding totaling $5,751,009 which relates to our investment in the unguaranteed residual values of three Boeing 737-300 aircraft. If any, or all, of the aircraft are sold prior to the maturity date of the recourse promissory note, November 27, 2006, then we may have all or a portion of the outstanding balance of the recourse debt forgiven, depending upon the total sales proceeds. If the aircraft are sold after the maturity date of the recourse debt, then we would be entitled to receive one-third of the net proceeds in excess of the net book value of aircraft, as defined by the agreement. In addition, we are required to repay a portion of the recourse debt with 50% of the sales proceeds from any of its assets which are not subject to senior secured debt.

     Risks and Uncertainties

     At March 31, 2005, except as noted above in the Business Overview section and listed below in the Risk Factors section, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

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

Item 4.  Controls and Procedures

     Evaluation of disclosure controls and procedures

     We carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., our General Partner, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective.

     While evaluating our disclosure controls and procedures we recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring additional skilled accounting staff. Towards the end of the third quarter of 2004, the Company hired a new senior vice president of accounting and the Company is in the process of seeking additional accounting staff in order to better effectuate the Company's internal controls. We will continue to evaluate our disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our opinion, to ensure the adequacy of the Company's disclosure controls and procedures.

     In designing and evaluating our disclosure controls and procedures, we recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

     Our General Partner's Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of the Company's financial reporting and disclosure included in this report.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits, and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets, except as stated below.

     In August 2004, Fleet Capital Corporation ("Fleet") filed an action in New York State Supreme Court, New York County, seeking to recover monies it alleges that the Partnership owes it under certain Performance Guaranties entered into in connection with certain non recourse loans made by Fleet to certain entities which were wholly-owned subsidiaries of the Partnership. These loans were made in connection with the Partnership's acquisition of five (5) marine vessels formerly on charter to affiliates of SEACOR Marine and SEACOR Offshore, Inc. While the Partnership believes Fleet's action is without merit and is vigorously defending such action, it has filed a Counterclaim against Fleet seeking to recover damages as a result of Fleet's breach of its duty of good faith and fair dealing. The Partnership has not accrued any potential loss from this action as the action is in the early stage of discovery and it is not currently possible to determine a range or possible range of potential loss, if any, that may result from this action. Discovery is continuing and the parties have agreed to participate in non-binding mediation in an attempt to amicably settle this matter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters To A Vote Of Security Holders

         No matters were submitted to a vote of security holders during the first quarter 2005.

Item 5.  Other Information

         Not applicable.


Item 6.  Exhibits

31.1 Certification of Chairman and Chief Executive Officer.

31.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ICON Cash Flow Partners L.P. Seven (Registrant) By its General Partner, ICON Capital Corp.

Date: July 1, 2005                /s/ Beaufort J.B. Clarke
                                  ----------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director

Date: July 1, 2005                /s/ Thomas W. Martin
                                  ----------------------------------
                                  Thomas W. Martin
                                  Executive Vice President and Director
                                 (Principal Financial and Accounting Officer)

Exhibit 31.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

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

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated:  July 1, 2005

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Seven

Exhibit 31.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

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

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: July 1, 2005

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Seven

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the General Partner, in connection with the Quarterly Report of ICON Cash Flow Partners L.P. Seven (the "Partnership") on Form 10-Q for the quarterly period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report") certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: July 1, 2005

 /s/ Beaufort J.B. Clarke
 ------------------------------------------------------
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Seven

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The information contained in this Exhibit 32.1 is being furnished and shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. The information contained in this Exhibit 32.1 shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference to this
Exhibit 32.1 in such filing.

Exhibit 32.2

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the General Partner, in connection with the Quarterly Report of ICON Cash Flow Partners L.P. Seven (the "Partnership") on Form 10-Q for the quarterly period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: July 1, 2005

/s/ Thomas W. Martin
-------------------------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Seven

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The information contained in this Exhibit 32.2 is being furnished and shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. The information contained in this Exhibit 32.2 shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference to this
Exhibit 32.2 in such filing.