Form 10-Q
period 2005-06-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 2005-08-12
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                       June 30, 2005
                               -------------------------------------------------

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

                       ICON Cash Flow Partners L.P. Seven
                                      Index



PART I - FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2005 (Unaudited)
           and December 31, 2004                                                              3-4

         Condensed Consolidated Statements of Operations for the three and six
           months ended June 30, 2005 and 2004 (Unaudited)                                      5

         Condensed Consolidated Statement of Changes in Partners' Equity for the
           six months ended June 30, 2005 (Unaudited)                                           6

         Condensed Consolidated Statements of Cash Flows for the six months
           ended June 30, 2005 and 2004 (Unaudited)                                           7-8

         Notes to Condensed Consolidated Financial Statements (Unaudited)                    9-13

     Item 2.  General Partner's Discussion and Analysis of Financial Condition and
       Results of Operations                                                                14-24

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       24

     Item 4.  Controls and Procedures                                                          24

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                25

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                       25

     Item 3.  Defaults Upon Senior Securities                                                  25

     Item 4.  Submission of Matters To A Vote of Security Holders                              25

     Item 5.  Other Information                                                                25

     Item 6.  Exhibits                                                                         25

         Signatures                                                                            26

         Certifications                                                                     27-30


                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                                  (Unaudited)
                                                                   June 30,       December 31,
                                                                     2005             2004
                                                                     ----             ----

 Cash and cash equivalents                                     $      182,603    $      96,364
                                                               --------------    -------------

 Investments in finance leases:
    Minimum rents receivable                                               -         1,117,499
    Unearned income                                                        -            (5,934)
                                                               --------------    -------------

      Net investments in finance leases                                    -         1,111,565
                                                               --------------    -------------

 Investments in operating leases:
    Equipment, at cost                                              2,565,000        2,565,000
    Accumulated depreciation                                       (1,111,080)        (833,310)
                                                               --------------    -------------

      Net investments in operating leases                           1,453,920        1,731,690
                                                               --------------    -------------

 Equipment held for sale                                              220,818        1,776,131
 Investment in estimated unguaranteed residual values               4,686,758        4,686,758
 Investments in joint ventures                                      4,425,810        3,813,458
 Due from General Partner and affiliates                                   -           190,301
 Other assets, net                                                    285,130          442,972
                                                               --------------    -------------

      Total assets                                             $   11,255,039    $  13,849,239
                                                               ==============    =============


See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                        LIABILITIES AND PARTNERS' EQUITY


                                                                  (Unaudited)
                                                                     June 30,         December 31,
                                                                      2005              2004
                                                                      ----             ----

 Notes and accrued interest payable - recourse                 $         5,843,538  $     8,174,001
 Due to General Partner and affiliates                                     128,697          341,323
 Security deposits, deferred credits and other payables                     27,567          155,487
 Minority interest                                                          14,539           17,316
                                                              --------------------- ---------------

    Total liabilities                                                    6,014,341        8,688,127
                                                              --------------------  ---------------

 Commitments and contingencies

 Partners' equity:
    General Partner                                                       (796,499)        (797,295)
    Limited Partners;  987,547.81 units outstanding, $100 per
      unit original issue price                                          6,037,197        5,958,407
                                                              --------------------  ---------------

    Total partners' equity                                               5,240,698        5,161,112
                                                              --------------------  ---------------

    Total liabilities and partners' equity                    $         11,255,039  $    13,849,239
                                                              ====================  ===============


See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                          Three Months Ended June 30,     Six Months Ended June 30,
                                                               2005           2004            2005          2004
                                                               ----           ----            ----          ----
 Revenue:
    Rental income                                     $       150,000   $    104,201    $   300,000   $     209,825
    Finance income                                                 -           3,837          1,928           7,685
    Net income from leveraged leases                               -         377,862             -        1,078,481
    Income from investments in joint ventures                 372,801        186,408        878,972         532,890
    Gain on transfer of investment in joint venture                -              -       1,171,786           -
    Interest and other income                                   3,535         32,365         20,704          32,770
                                                      ---------------   ------------    -----------   -------------

      Total revenue                                           526,336        704,673      2,373,390       1,861,651
                                                      ---------------   ------------    -----------   -------------

 Expenses:
    Impairment loss                                         1,020,826             -       1,320,826       4,700,000
    Depreciation                                              138,885        508,960        277,770       2,027,219
    Interest                                                  119,758        400,610        237,160         804,674
    Loss on lease termination                                      -         612,383             -          612,383
    Management fees                                            75,000             -         150,000            -
    General and administrative                                146,353        159,838        255,864         402,035
    Management fees - General Partner                              -           9,495             -          387,287
    Administrative expense reimbursement -
      General Partner                                              -          32,702             -          154,958
    Reversal of provision for doubtful accounts                    -        (112,412)            -         (112,412)
    Amortization of initial direct costs                       26,731         31,384         53,462          62,768
    Minority interest                                            (639)          (664)        (1,278)         (1,343)
                                                      ---------------   ------------    -----------   -------------

      Total expenses                                        1,526,914      1,642,296      2,293,804       9,037,569
                                                      ---------------   ------------    -----------   -------------

 Net (loss) income                                    $    (1,000,578)  $   (937,623)   $    79,586   $  (7,175,918)
                                                      ===============   ============    ===========   =============

 Net (loss) income allocable to:
    Limited partners                                  $      (990,572)  $   (928,247)   $    78,790   $  (7,104,159)
    General Partner                                           (10,006)        (9,376)           796         (71,759)
                                                      ---------------   ------------    -----------   -------------

                                                      $    (1,000,578)  $   (937,623)   $    79,586   $  (7,175,918)
                                                      ===============   ============    ===========   =============

 Weighted average number of
   limited partnership units outstanding                      987,548        987,548        987,548         987,548
                                                      ===============   ============    ===========   =============

 Net (loss) income per weighted average limited
    partnership unit                                  $         (1.00) $       (0.94)   $      0.08   $       (7.19)
                                                      ===============  =============    ===========   =============


See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
         Condensed Consolidated Statement of Changes in Partners' Equity
                         Six Months Ended June 30, 2005
                                   (Unaudited)


                                                                                Total
                                          Limited          General           Partners'
                                          Partners         Partner           Equity
                                          --------         -------           ------

Balance, January 1, 2005                    5,958,407        (797,295)         5,161,112

 Net income                                   78,790              796             79,586
                                     ---------------     ------------      -------------

Balance, June 30, 2005               $     6,037,197     $   (796,499)     $   5,240,698
                                     ===============     ============      =============


See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)




                                                                                2005                  2004
                                                                                ----                  ----

 Cash flows from operating activities
    Net income (loss)                                                 $         79,586        $      (7,175,918)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Interest expense on non-recourse financing paid directly
           to lenders by lessees                                               196,911                 391,890
        Amortization of initial direct costs                                    53,462                  62,768
        Impairment loss                                                      1,320,826               4,700,000
        Loss on lease termination                                                   -                  612,383
        Reversal of provision for doubtful accounts                                 -                 (112,412)
        Depreciation                                                           277,770               2,027,219
        Net income from leveraged leases                                            -               (1,078,481)
        Income from investments in joint ventures                             (878,972)               (532,890)
        Gain on transfer of investment in joint venture                     (1,171,786)                     -
        Minority interest                                                       (1,278)                 (1,343)
      Changes in operating assets and liabilities:
        Collection of principal - non-financed receivables                     366,565                 675,096
        Other assets                                                                -                  303,354
        Security deposits, deferred credits and other payables                (127,920)                  6,494
        Due from/to General Partner and affiliates, net                        (22,326)                 48,383
                                                                      ----------------        ----------------

 Net cash provided by (used in) operating activities                            92,838                 (73,457)
                                                                      ----------------        ----------------

 Cash flows from investing activities:
    Proceeds from sales of equipment                                           234,487                 258,833
    Distributions received from joint ventures                                  10,414                 721,797
                                                                      ----------------        ----------------

 Net cash provided by investing activities                                     244,901                 980,630
                                                                      ----------------        ----------------

 Cash flows from financing activities:
    Principal payments on notes payable - recourse                          (2,422,992)               (512,342)
    Loans and advances from affiliates                                       2,172,992                      -
    Distributions to minority interest in joint venture                         (1,500)                     -
                                                                      ----------------        ----------------

 Net cash used in financing activities                                        (251,500)               (512,342)

 Net increase in cash and cash equivalents                                      86,239                 394,831
 Cash and cash equivalents, beginning of the period                             96,364                 301,256
                                                                      ----------------        ----------------

 Cash and cash equivalents, end of the period                         $        182,603        $        696,087
                                                                      ================        ================


See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)


                                                                                2005               2004
                                                                                ----               ----
 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                            $         40,249   $            412,784
                                                                        ================   ====================

 Supplemental disclosure of non-cash investing and financing activities:
    Principal and interest on finance lease
      paid directly to lenders by lessees                               $           -      $          5,674,044
                                                                        ================   ====================
    Transfer of investment in operating leases, net of accumulated
      depreciation , to equipment held for sale or lease                $           -      $          2,327,558
                                                                        ================   ====================
    Transfer of investment in finance leases
       to investment in operating leases                                $           -      $          2,565,000
                                                                        ================   ====================
     Joint venture interests assigned to affiliates in exchange
       for amounts owed                                                 $      1,427,992   $               -
                                                                        ================   ====================
     Assignment of finance lease interest
      in exchange for amounts owed                                      $        745,000   $               -
                                                                        ================   ====================
     Recourse debt paid by affiliates                                   $      2,172,992   $               -
                                                                        ================   ====================


See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(1)    Basis of Presentation

     The accompanying condensed consolidated financial statements of ICON Cash Flow Partners L.P. Seven (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2004 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The condensed consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority venturer's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority venturer's share of the earnings or loss of the joint venture.

(2)    Organization

     The Partnership was formed on May 23, 1995 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to lease. The Partnership is currently in the process of selling its remaining assets in the ordinary course of its business, a time frame called the disposition period. The Partnership will continue until December 31, 2015, unless terminated sooner.

     The Partnership's reinvestment period ended on November 9, 2002 and the Partnership commenced its disposition period. During the disposition period, the Partnership has and will continue to utilize available cash to pay its liabilities, distribute substantially all remaining cash, if any, from operations and equipment sales to the partners, and continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% ownership interest in the Partnership.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(2)    Organization - continued

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

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the six months ended June 30, 2004 to conform to the current period presentation.

(3)    Transactions with Related Parties

     Prior to July 1, 2004, in accordance with the terms of the Management Agreement, the Partnership paid the General Partner management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the Partnership or through joint ventures. In addition, the General Partner was reimbursed for administrative expenses incurred in connection with the Partnership's operations. Effective July 1, 2004, the General Partner voluntary decided to waive its right to future management fees and administrative expense reimbursements.

     The Partnership also had a net payable of $128,697 due to the General Partner and affiliates at June 30, 2005, which is owed to the General Partner for management fees and administrative expense reimbursements from prior periods.

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

                                                   Three Months Ended                   Six Months Ended
                                                          June 30,                          June 30,
                                                    2005           2004               2005             2004
                                                    ----           ----               ----             ----

 Management fees                            $        -       $        9,495   $        -      $          387,287
 Administrative expense reimbursements               -               32,702            -                 154,958
                                            --------------   --------------   -------------   ------------------

                                            $        -       $       42,197   $        -      $          542,245
                                            ==============   ==============   =============   ==================

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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(4)  Joint Ventures - continued

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

     The Partnership has guaranteed an amount equal to the difference between the stipulated loss value provided for in the financing and the loan balance. The maximum amount for which the Partnership is contingently liable at June 30, 2005 under this guarantee was approximately $44,000.

(5)  Equipment Held for Sale

     The Partnership was the sole owner of one marine vessel, the Janson Graham, originally on charter to affiliates of Seacor Smit, Inc. The vessel was not subject to outstanding debt with a lender. On May 18, 2005 the Partnership entered into a Memorandum of Agreement (the "Agreement") with Jettco Marine Transportation, Inc., an unaffiliated third party, for the sale of the Janson Graham supply vessel. The sale occurred simultaneously with the execution of the Agreement. The sale price was $200,000 and the Partnership recognized an impairment loss during the three months ended March 31, 2005 of $300,000.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(5)    Equipment Held for Sale - continued

     The Partnership currently owns rotables for Boeing 737 and Airbus A310 aircraft. These rotables were formerly on lease to Sabena Technics and are currently off lease and in the process of being remarketed. The Partnership's General Partner estimated that the fair market value of the rotables was less than originally estimated and the Partnership recognized an impairment loss of approximately $1,021,000 which is included in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2005. The determination was based upon recent market data from sales of similar assets to unrelated third parties.

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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

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

(8)    Contingencies

     In August 2004, Fleet Capital Corporation ("Fleet") filed an action in New York State Supreme Court, New York County, seeking to recover monies it alleges that the Partnership owes it under certain performance guaranties the Partnership entered into in connection with certain non-recourse loans made by Fleet to certain entities which were wholly-owned subsidiaries of the Partnership. These loans were made in connection with the Partnership's acquisition of five marine vessels formerly on charter to affiliates of SEACOR Marine and SEACOR Offshore, Inc. The Partnership believes Fleet's action is without merit and is vigorously defending such action; it has filed a counterclaim against Fleet seeking to recover damages as a result of Fleet's negligent storage of the vessels. The Partnership has not accrued any potential loss from this action as the action is in the early stage of discovery and it is not currently possible to determine a range or possible range of potential loss, if any, that may result from the outcome of this action. Discovery is continuing and the parties have agreed to participate in non-binding mediation in an attempt to amicably settle this matter.

(9)    Recent Accounting Pronouncements

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operation

     The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     As used in this quarterly report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Cash Flow Partners L.P. Seven and its consolidated subsidiary.

     Forward-Looking Information - Certain statements within this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in petroleum and fuel prices; level of fleet additions by competitors and industry overcapacity; changing customer demands for leased equipment; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

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

     Substantially all of our recurring operating cash flows are generated from the operations of the "income" lease in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known or anticipated re-leasing costs and equipment management costs.

     Our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of:

     Mobile Offshore Drilling Rig

     We currently have a 37.65% interest in a mobile offshore drilling rig subject to lease with Rowan Companies, Inc., which has a monthly rental of approximately $436,000 that is paid semi-annually and expires on March 15, 2008. We originally acquired 100% of the Class C limited partner interest giving us a 50% ownership interest in the mobile offshore drilling rig. The original purchase price was approximately $14,726,000, consisting of approximately $12,325,000 in cash and approximately $2,401,000 of non-recourse debt. During 2004, we assigned 6.64% and during February 2005 we assigned an additional 5.71%, of our interest in the profits, losses and cash flows of the mobile offshore drilling rig to several of our affiliates as repayment under the terms of the Contribution Agreement with Comerica Bank.

     Air Transportation Industry

     1976 McDonnell Douglas DC-10-30F aircraft

     We have a 99% interest in a 1976 McDonnell Douglas DC-10-30F aircraft subject to lease with World Airways, Inc. Effective September 1, 2004, this lease was modified to a fixed rental of $50,000 per month plus maintenance reserves and the term was extended through September 2006. The purchase price was approximately $11,430,000 consisting of approximately $2,120,000 in cash and approximately $9,310,000 of non-recourse debt. We have since fully repaid the non-recourse debt. Aviation Investors, Inc. ("Aviation"), an unrelated third party, who was a party to the acquisition of the Aircraft, has a Residual Sharing Agreement in which Aviation is entitled to receive 50% of all residual proceeds of the aircraft. Residual proceeds includes gross proceeds from any of the following; sale, lease, renewal lease or extension or financing or refinancing of the Aircraft and casualty payments. The gross proceeds may be reduced, but not below zero, for recovery expenses, remarketing expenses, and any reasonable out-of-pocket costs incurred by us. Additionally, Aviation has a management agreement with us to manage the operations of and to remarket the Aircraft for sale or lease. For this service Aviation receives a monthly management fee of $10,667.

     Three 737-300 aircraft residuals

     We have an investment in the unguaranteed residual values of three Boeing 737-300 aircraft currently on lease to Continental Airlines, Inc. On July 31, 1997, we acquired an option to purchase these aircraft and paid $412,500 per aircraft for an aggregate purchase price of $1,237,500. In addition, we assumed recourse debt in the amount of $3,612,092 with interest accruing at 8.5% per year which matured on November 27, 2003. The strike price for each aircraft at maturity was $5,375,000. Prior to the aircraft leases expiring, Continental Airlines, Inc. expressed a desire to extend each of the leases for two years. Due to market conditions and in order to accommodate the lease extensions, it was in our best interest to terminate the option agreement. We agreed to restructure the recourse debt with a new maturity date of November 27, 2006. As a result of the restructuring, we were required to prepay $500,000 of interest that would accrue on the new recourse debt and the option to purchase the aircraft would be converted into an interest in the unguaranteed residual values of the three aircraft.

     These so-called "Current Generation" Boeing narrowbody aircraft were amongst those whose values were initially hardest hit by the tragic events of September 11, 2001. The current market remains volatile, and the industry continues on the downside of a business cycle. We are optimistic that the industry will rebound within the next two to six years. The three 1985 vintage Boeing aircraft each have approximately 15 years of useful life remaining, and are widely used in the marketplace. We anticipate Continental will either renew the current leases, as they did in 2003, or agree to a favorable buyout when the current leases expire. As for the related recourse debt, we are not required to commence interest only payments until December 31, 2005. We remain hopeful that when these aircraft are sold, all or substantially all of our recourse debt will be repaid from the proceeds, but there can be no assurance that this will be the case. A sale of the aircraft before November 2006 for a low sales price would result in our being required to repay the remaining balance of the recourse debt in November 2006. However, we have no control over when a potential sale would occur or the potential selling price.

     Aircraft Rotables

     The Partnership currently owns rotables for Boeing 737 and Airbus A310 aircraft. These rotables were formerly on lease to Sabena Technics and are currently off lease and in the process of being remarketed. The Partnership's General Partner estimated that the fair market value of the rotables was less than originally estimated and the Partnership recognized an impairment loss of approximately $1,021,000 which is included in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2005. The determination was based upon recent market data from sales of similar assets to unrelated third parties.

     Portfolio Activity for Three Months Ended June 30, 2005

     Supply Vessel

     On May 18, 2005, we entered into a Memorandum of Agreement with Jettco Marine Transportation, Inc., an unaffiliated third party, for the sale of the "Janson Graham" supply vessel (the "Vessel"). The sale occurred simultaneously with the execution of the Agreement. The sales price was $200,000 in cash. For the six months ended June 30, 2005, we recorded an impairment loss of $300,000.

     Economic and Industry Factors

     Our results continue to be impacted by a number of factors influencing the United States of America's economy, as well as, the equipment leasing industry some, of which are discussed below.

     United States Economy and the Leasing Industry

     The economy of the United States of America has been experiencing continued growth during 2005, although not at the pace experienced during 2004. We anticipate that capital spending by corporations will continue to increase as well, which should increase available leases, and to that end, we believe there will be more opportunities in this market. We believe the leasing industry's outlook for the foreseeable future is encouraging. However, a key obstacle for the equipment leasing and finance industry has been the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. We are optimistic that the recent pattern of federal funds rate increases will continue over time, causing more lessees to return to the marketplace. In June 2005, the Securities and Exchange Commission (the "SEC") issued a study entitled "Report and Recommendations Pursuant to
Section 401(c) of the Sarbanes-Oxley Act of 2002 On Arrangements with Off-Balance Sheet Implications, Special Purpose Entities, and Transparency of Filings by Issuers" (the "Study"). In the Study, the SEC recommends that lease accounting procedures be re-evaluated. Suggested changes under the Study, and the continued misperception, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative, may serve to adversely affect our industry by deterring potential lessees from entering the marketplace.

     Mobile Offshore Oil Drilling Industry

     The offshore oil drilling market is highly competitive and cyclical. Factors beyond our control pose potential risks for third parties to whom we charter offshore drilling rigs. Future oil prices are often used as an indicator of market demand, but given the recent price volatility of commodities, it has been increasingly difficult to forecast future market conditions. While crude oil prices are currently experiencing record highs, a decline in oil and/or gas prices is likely to reduce rig demand and adversely affect utilization rates. Production capacity and operating costs for companies in the offshore oil drilling industry are subject to influence by the stage of reservoir development, and the current political and regulatory environment.

     Domestic Air Transportation Industry

     The domestic air transportation industry has seen an increase in passenger travel during 2004 and into 2005. However, profitability varies widely among different carriers in the aviation industry. As a result of domestic carriers filing for bankruptcy protection, low-cost and foreign carriers are increasing their market share and profits. Yet, even as the industry adapts to meet new standards in cost-efficiency, factors beyond our control may adversely affect the financial situation of third parties to whom we lease aircraft. Crude oil is a major component of jet fuel and a sustained period of crude oil prices at current high levels or a subsequent increase in crude oil prices represents a risk, both due to the potential negative impact on worldwide economic growth as well as airline profitability as a result of higher jet fuel prices.

     Critical Accounting Policies

     An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require our General Partner to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all periods presented. We consider the following accounting policies to be critical to our business:

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

     Our General Partner has an investment committee that approves each new equipment acquisition and lease transaction. As part of its process it determines the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

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

     New Accounting Pronouncements

     Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

     Results of Operations for the Three Months Ended June 30, 2005 (the "2005 Quarter") and 2004 (the 2004 Quarter")

     Since November 10, 2002, we have been in our disposition period and are in the process of selling our assets in the ordinary course of business. At June 30, 2005 we have several remaining assets. As such, rental income and finance income will decrease over time as will expenses related to our assets such as depreciation. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and we fully repay the debt. Since we are in the process of selling our remaining assets, we will be recording gains and losses on the sales of equipment.

     Revenues for the 2005 Quarter and the 2004 Quarter are summarized as follows:


                                                Three Months Ended June 30,
                                                  2005             2004                Change
                                                  ----             ----                ------

Total revenue                               $      526,336     $   704,673         $   (178,337)
                                            ==============     ===========         ============

Rental income                               $      150,000     $   104,201         $     45,799
Finance income                              $          -       $     3,837         $     (3,837)
Net income from leveraged leases            $          -       $   377,862         $   (377,862)
Income from investments in joint ventures   $      372,801     $   186,408         $    186,393
Interest and other income                   $       3,535      $    32,365         $    (28,830)


     Revenue for the 2005 Quarter decreased $178,337 or 25.3%, over the 2004 Quarter. The decrease in income is derived primarily from our income from leveraged leases because the leveraged lease was terminated in the 2004 Quarter. The decrease in income was partially offset because several of our investments in joint ventures which generated net losses in the 2004 Quarter were terminated and not present in the 2005 Quarter which increased income from investments in joint ventures.

     Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:


                                                      Three Months Ended June 30,
                                                        2005                  2004             Change
                                                        ----                  ----             ------

Total expenses                                $          1,526,914    $    1,642,296     $     (115,382)
                                              ====================    ==============     ==============

Impairment loss                               $          1,020,826    $           -      $    1,020,826
Depreciation                                  $            138,885    $      508,960     $     (370,075)
Interest                                      $            119,758    $      400,610     $     (280,852)
Loss on lease termination                     $                 -     $      612,383     $     (612,383)
Management fees                               $             75,000    $           -      $       75,000
General and administrative                    $            146,353    $      159,838     $      (13,485)
Management fees - General Partner             $                 -     $        9,495     $       (9,495)
Administrative expense reimbursement -
 General Partner                              $                 -     $       32,702     $      (32,702)
Reversal of provision for doubtful accounts   $                 -     $     (112,412)    $      112,412
Amortization of initial direct costs          $             26,731    $       31,384     $       (4,653)
Minority interest                             $               (639)   $         (664)    $           25


     Our total expenses for the 2005 Quarter decreased by $115,382 or 0.70%, over the 2004 Quarter. The decrease is primarily due to a decrease in loss on lease termination due to our terminations of the Seacor Smit and Seacor Marine leases during 2004. Effective July 1, 2004 the General Partner agreed to no longer charge us management fees and administrative expense reimbursements. These fees were charged in the 2004 quarter. During the 2005 Period we recorded an impairment loss of $1,020,826 on our aircraft rotables which partially offset decrease in net loss.

     Net Loss

     As a result of the factors discussed above, the net loss for the 2005 Quarter and the 2004 Quarter was $1,000,578 and $937,623, respectively. The net loss per weighted average limited partnership unit outstanding was $1.00 and $0.94 for the 2005 Quarter and the 2004 Quarter, respectively.

     Results of Operations for the Six Months Ended June 30, 2005 (the "2005 Period") and 2004 (the 2004 Period")

     Revenues for the 2005 Period and the 2004 Period are summarized as follows:

                                                           Six Months Ended June 30,
                                                            2005                2004             Change
                                                            ----                ----             ------
Total revenue                                       $      2,373,390   $     1,861,651   $       511,739
                                                    ================   ===============   ===============

Rental income                                       $        300,000   $       209,825   $        90,175
Finance income                                      $          1,928   $         7,685   $        (5,757)
Net income from leveraged leases                    $             -    $     1,078,481   $    (1,078,481)
Income from investments in joint ventures           $        878,972   $       532,890   $       346,082
Gain on transfer of investment in joint venture     $      1,171,786   $            -    $     1,171,786
Interest and other income                           $         20,704   $        32,770   $       (12,066)


     Revenue for the 2005 Period increased by $511,739 or 27.5%, over the 2004 Period. The increase in income is derived primarily from our investments in joint ventures. During the 2005 Period we assigned a total of 5.71% of our interest in one of joint ventures to two affiliates which created a gain of approximately $1,172,000. Also, several of our investments in joint ventures which generated net losses in the 2004 Period were terminated and not present in the 2005 Period which increased income from investments in joint ventures. There was a decrease in net income from leveraged leases because the leveraged lease was terminated in the 2004 Period.

     Expenses for the 2005 Period and the 2004 Period are summarized as follows:


                                                        Six Months Ended June 30,
                                                        2005                2004           Change
                                                        ----                ----           ------

Total expenses                                $        2,293,804   $     9,037,569    $   (6,743,765)
                                              ==================   ===============    ==============

Provision for impairment loss                 $        1,320,826   $     4,700,000    $   (3,379,174)
Depreciation                                  $          277,770   $     2,027,219    $   (1,749,449)
Interest                                      $          237,160   $       804,674    $     (567,514)
Loss on lease termination                     $               -    $       612,383    $     (612,383)
Management fees                               $          150,000   $            -     $      150,000
General and administrative                    $          255,864   $       402,035    $     (146,171)
Management fees - General Partner             $               -    $       387,287    $     (387,287)
Administrative expense reimbursement -
 General Partner                              $               -    $       154,958    $     (154,958)
Reversal of provision for doubtful accounts   $               -    $      (112,412)   $      112,412
Amortization of initial direct costs          $           53,462   $        62,768    $       (9,306)
Minority interest                             $           (1,278)  $        (1,343)   $           65

     Our total expenses for the 2005 Period decreased by $6,743,765 or 74.6%, over the 2004 Period. The decrease is primarily due to a decrease in impairment loss between the periods. During the 2005 Period we recorded impairment loss of $300,000 and $1,020,826 on our final supply vessel and on our aircraft rotables, respectively. During the 2004 Period we recorded an impairment loss on our DC-10-30 aircraft which was subsequently sold during July 2004. The decrease in general and administrative expenses was due to reductions in storage and maintenance and insurance expense in the 2005 Period versus the 2004 Period as a result of termination of most of the Seacor Smit and Seacor Marine leases. Effective July 1, 2004, the General Partner agreed to no longer charge us management fees and administrative expense reimbursements. These fees were charged in the 2004 Period.

     Net Income (Loss)

     As a result of the factors discussed above, the net income (loss) for the 2005 Period and the 2004 Period was $79,586 and $(7,175,918), respectively. The net income (loss) per weighted average limited partnership unit outstanding was $0.08 and $(7.19) for the 2005 Period and the 2004 Period, respectively.

     Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available and from cash being generated from our lease, sales proceeds and distributions we receive from our joint ventures, we will have sufficient cash to continue our operations through our liquidation period, which we believe should end in approximately another six to twelve months.

     Our primary source of cash for the 2005 Period was from loans and advances from affiliates of approximately $2,173,000 and from proceeds on sales of equipment of approximately $235,000.

     Our primary use of funds for the 2005 Period was the repayment of our recourse debt of approximately $2,423,000. We utilized the cash we received from our affiliates to repay this debt. We do not anticipate requiring additional advances from affiliates in the future.

     Financings and Borrowings

     We and certain of our affiliates, specifically ICON Income Fund Eight A L.P.; ICON Income Fund Eight B L.P. and ICON Income Fund Nine, LLC (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement with Comerica Bank as of May 30, 2002, as amended. Under the terms of the line of credit agreement, the Initial Funds may borrow from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and
(ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Interest accrues on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (together is 6.75% at June 30, 2005). Effective August 5, 2004, the line of credit agreement was amended to add Fund Ten as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers. The line of credit agreement expires on December 30, 2005.

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

     Historically, we paid monthly distributions to our partners beginning with their admission to the Partnership through the termination of the reinvestment period, which was November 9, 2002. For the six months ended June 30, 2005 we did not pay any distributions.

     Commitments

     At June 30, 2005, we have total recourse debt outstanding totaling $5,751,009 which relates to our investment in the unguaranteed residual values of three Boeing 737-300 aircraft. If any, or all, of the aircraft are sold prior to the maturity date of the recourse promissory note, November 27, 2006, then we may have all or a portion of the outstanding balance of the recourse debt forgiven, depending upon the total sales proceeds. If the aircraft are sold after the maturity date of the recourse debt, then we would be entitled to receive one-third of the net proceeds in excess of the net book value of aircraft, as defined by the agreement. In addition, we are required to repay a portion of the recourse debt with 50% of the sales proceeds from any of its assets which are not subject to senior secured debt.

     Risks and Uncertainties

     At June 30, 2005, except as noted above in the Business Overview section and listed below in the Risk Factors section, we are not aware of known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

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

o The market for Boeing 737-300 aircraft is currently depressed due to an overabundance of aircraft on the market resulting from the overall downturn in the aviation industry following the tragic events of September 11, 2001. While the market for these aircraft is cyclical, there can be no assurance that market will recover by November 2006. Failure of the market to recover significantly may result in our inability to realize our investment in the residuals of the three aircraft currently on lease to Continental Airlines, Inc.

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

o The requirement to begin making interest only payments in connection with the recourse debt associated with the three Boeing 737-700 aircraft commencing in December 2005 may affect our ability to make further distributions to our investors.

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

Item 3.   Qualitative and Quantitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which includes changes in interest rates and the demand for equipment (and the related residuals) owned by us. We that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

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

     While evaluating our disclosure controls and procedures we recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring additional skilled accounting staff. Towards the end of the third quarter of 2004, the General Partner hired a new senior vice president of accounting and the General Partner is in the process of seeking additional accounting staff in order to better effectuate our internal controls. We will continue to evaluate our disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our opinion, to ensure the adequacy of our disclosure controls and procedures.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending or threatened, to our knowledge, against us or against any of our assets, except as stated below.

     In August 2004, Fleet Capital Corporation ("Fleet") filed an action in New York State Supreme Court, New York County, seeking to recover monies it alleges that the Partnership owes it under certain performance guaranties in connection with certain non recourse loans made by Fleet to certain entities which were wholly-owned subsidiaries of the Partnership. These loans were made in connection with the Partnership's acquisition of five marine vessels formerly on charter to affiliates of SEACOR Marine and SEACOR Offshore, Inc. The Partnership believes Fleet's action is without merit and is vigorously defending such action, it has filed a counterclaim against Fleet seeking to recover damages as a result of Fleet's negligent storage of the vessels. The Partnership has not accrued any potential loss from this action as the action is in the early stage of discovery and it is not currently possible to determine a range or possible range of potential loss, if any, that may result from this action. Discovery is continuing and the parties have agreed to participate in non-binding mediation in an attempt to amicably settle this matter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters To A Vote Of Security Holders

     No matters were submitted to a vote of security holders during the second quarter 2005.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits

31.1 Certification of Chairman and Chief Executive Officer.

31.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. (Section) # 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. (Section) # 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Cash Flow Partners L.P. Seven (Registrant) By its General Partner, ICON Capital Corp.

Date: August 12, 2005        /s/ Beaufort J.B. Clarke
                             Beaufort J.B. Clarke
                             Chairman, Chief Executive Officer and Director

Date: August 12, 2005        /s/ Thomas W. Martin
                             Thomas W. Martin
                             Executive Vice President and Director
                            (Principal Financial and Accounting Officer)

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

Dated:  August 12, 2005

/s/ Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Seven

Exhibit 31.2

Principal Financial and Accounting Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

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

Dated: August 12, 2005

/s/ Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Seven

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the General Partner, in connection with the Quarterly Report of ICON Cash Flow Partners L.P. Seven (the "Partnership") on Form 10-Q for the quarterly period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2)  the information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Partnership.

Dated: August 12, 2005

 /s/ Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Seven

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

Exhibit 32.2

Principal Financial and Accounting Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the General Partner, in connection with the Quarterly Report of ICON Cash Flow Partners L.P. Seven (the "Partnership") on Form 10-Q for the quarterly period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2)  the information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Partnership.

Dated: August 12, 2005

/s/ Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Seven

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