Form 10-Q
period 2005-09-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 2005-11-15
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                September 30, 2005
                               -------------------------------------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

                       ICON Cash Flow Partners L.P. Seven
                                      Index


PART I - FINANCIAL INFORMATION


     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2005 (Unaudited)
           and December 31, 2004                                                            3-4

         Condensed Consolidated Statements of Operations for the three and nine
           months ended September 30, 2005 and 2004 (Unaudited)                               5

         Condensed Consolidated Statement of Changes in Partners' Equity for the
           nine months ended September 30, 2005 (Unaudited)                                   6

         Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2005 and 2004 (Unaudited)                                    7-8

         Notes to Condensed Consolidated Financial Statements (Unaudited)                  9-14

     Item 2.  General Partner's Discussion and Analysis of Financial Condition
       and Results of Operations                                                          15-23

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     24

     Item 4.  Controls and Procedures                                                        24

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                              25

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    25

     Item 3.  Defaults Upon Senior Securities                                                25

     Item 4.  Submission of Matters To A Vote of Security Holders                            25

     Item 5.  Other Information                                                              25

     Item 6.  Exhibits                                                                       25

         Signatures                                                                          26

         Certifications                                                                   27-30


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                                     ASSETS


                                                      (Unaudited)
                                                      September 30,   December 31,
                                                          2005            2004

 Cash and cash equivalents                            $    104,527    $    96,364
                                                      ------------    -----------

 Investments in finance leases:
    Minimum rents receivable                                    -       1,117,499
    Unearned income                                             -          (5,934)
                                                      ------------    -----------

     Net investments in finance leases                          -       1,111,565
                                                      ------------    -----------

 Investments in operating leases:
    Equipment, at cost                                   2,565,000      2,565,000
    Accumulated depreciation                            (1,249,965)      (833,310)
                                                      ------------    -----------

     Net investments in operating leases                 1,315,035      1,731,690
                                                      ------------    -----------

 Equipment held for sale                                   220,818      1,776,131
 Investment in estimated unguaranteed residual values    4,686,758      4,686,758
 Investments in joint ventures                           4,803,240      3,813,458
 Due from General Partner and affiliates                        -         190,301
 Other assets, net                                         263,919        442,972
                                                      ------------    -----------

     Total assets                                     $ 11,394,297    $13,849,239
                                                      ------------    -----------

See accompanying notes to condensed consolidated financial statements.

                      ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                        LIABILITIES AND PARTNERS' EQUITY

                                   (Unaudited)

                                                          September 30,      December 31,
                                                             2005              2004
                                                             ----              ----

 Notes and accrued interest payable - recourse             $   5,843,538    $  8,174,001
 Due to General Partner and affiliates                          128,561         341,323
 Security deposits, deferred credits and other payables          41,183         155,487
 Minority interest                                               13,151          17,316
                                                          -------------    ------------

    Total liabilities                                         6,026,433       8,688,127
                                                          -------------    ------------

 Commitments and contingencies

 Partners' equity:
    General Partner                                            (795,227)       (797,295)
    Limited Partners;  987,547.98 units outstanding,
     $100 per unit original issue price                       6,163,091       5,958,407
                                                          -------------    ------------

    Total partners' equity                                    5,367,864       5,161,112
                                                          -------------    ------------

    Total liabilities and partners' equity                $  11,394,297    $ 13,849,239
                                                          =============    ============


See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                             Three Months                  Nine Months
                                                          Ended September 30,           Ended September 30,
                                                       2005                2004         2005          2004
                                                       ----                ----         ----          ---

Revenue:
    Rental income                                  $     150,000    $     113,555  $   450,000  $     323,380
    Finance income                                            -             2,897        1,928         10,582
    Net income from leveraged leases                          -                -            -       1,078,481
    Income from investments in joint ventures            383,780          398,393    1,262,752        931,283
    Gain on transfer of investment in joint venture           -                -     1,171,786             -
    Interest and other income                              3,327            5,157       24,031         37,927
                                                   -------------   --------------  -----------  -------------

      Total revenue                                      537,107          520,002    2,910,497      2,381,653
                                                   -------------   --------------  ------------ -------------

 Expenses:
    Impairment loss                                            -        1,580,839    1,320,826      6,280,839
    Depreciation                                         138,885          508,960      416,655      2,536,179
    Interest                                                  -           160,164      237,160        964,838
    Loss on disposal of assets                                -           931,628           -       1,604,750
    Management fees                                       75,000               -       225,000             -
    General and administrative                           169,963           58,914      425,827        460,949
    Management fees - General Partner                         -                -            -         387,287
    Administrative expense reimbursement -
      General Partner                                         -                -            -         154,958
    Reversal of provision for doubtful accounts               -           (21,979)          -        (134,391)
    Amortization of initial direct costs                  26,731           28,282       80,193         91,050
    Minority interest                                       (638)           (570)       (1,916)        (1,913)
                                                   -------------   --------------  -----------  --------------

      Total expenses                                     409,941        3,246,238    2,703,745     12,344,546
                                                   -------------   --------------  -----------  -------------

 Net income (loss)                                 $     127,166   $   (2,726,236) $   206,752  $  (9,962,893)
                                                   =============   ==============  ===========  ==============

 Net income (loss) allocable to:
    Limited partners                               $     125,894   $   (2,698,974) $   204,684  $  (9,863,264)
    General Partner                                        1,272          (27,262)       2,068        (99,629)
                                                   -------------   --------------  -----------  -------------

                                                   $     127,166   $   (2,726,236) $   206,752  $  (9,962,893)
                                                   =============   ==============  ===========  =============

 Weighted average number of limited partnership
  units outstanding                                      987,548          987,548      987,548        987,548
                                                   =============   ==============  ===========  =============

 Net income  (loss) per weighted average limited
    partnership unit                               $        0.13   $       (2.73)  $      0.21  $      (9.99)
                                                   =============   ==============  ===========  =============


See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
         Condensed Consolidated Statement of Changes in Partners' Equity
                      Nine Months Ended September 30, 2005
                                   (Unaudited)

                                                                                     Total
                                   Units       Limited            General           Partners'
                                Outstanding    Partners           Partner            Equity
                                -----------    --------           -------            ------

 Balance, January 1, 2005       987,547.98   $    5,958,407   $     (797,295)   $    5,161,112

 Net income                           -             204,684            2,068           206,752
                              ------------   --------------   --------------    --------------

 Balance, September 30, 2005    987,547.98   $    6,163,091   $     (795,227)   $    5,367,864
                              ============   ==============   ===============   ==============


See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)



                                                                           2005           2004
                                                                           ----           ----

 Cash flows from operating activities
    Net income (loss)                                                  $   206,752    $ (9,962,893)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Interest expense on non-recourse financing paid directly
          to lenders by lessees                                                 -          391,890
        Amortization of prepaid interest expense                           104,382         229,970
        Amortization of initial direct costs                                80,193          91,050
        Impairment loss                                                  1,320,826       6,280,839
        Loss on disposal of assets                                              -        1,604,750
        Reversal of provision for doubtful accounts                             -         (134,391)
        Depreciation                                                       416,655       2,536,179
        Net income from leveraged leases                                        -       (1,078,481)
        Income from investments in joint ventures                       (1,262,752)       (931,283)
        Gain on transfer of investment in joint venture                 (1,171,786)             -
        Minority interest                                                   (1,916)         (1,913)
      Changes in operating assets and liabilities:
        Collection of principal - non-financed receivables                 366,567         867,359
        Other assets                                                        (5,521)        190,615
        Security deposits, deferred credits and other payables            (114,305)        (20,633)
        Accrued interest expense                                            92,529              -
        Due from/to General Partner and affiliates, net                    (22,462)             -
                                                                       -----------    -----------

 Net cash provided by operating activities                                   9,162          63,058
                                                                       -----------    ------------

 Cash flows from investing activities:
    Proceeds from sales of equipment                                       234,487       1,548,754
    Distributions received from joint ventures                              16,764         956,057
                                                                       -----------    ------------

 Net cash provided by investing activities                                 251,251       2,504,811
                                                                       -----------    ------------

 Cash flows from financing activities:
    Principal payments on notes payable - recourse                      (2,422,992)     (4,477,654)
    Loans and advances from affiliates                                   2,172,992       1,980,751
    Distributions to minority interest in joint venture                     (2,250)             -
                                                                       -----------    ------------

 Net cash used in financing activities                                    (252,250)     (2,496,903)
                                                                       -----------    ------------

 Net increase in cash and cash equivalents                                   8,163          70,966
 Cash and cash equivalents, beginning of the period                         96,364         301,256
                                                                       -----------    ------------

 Cash and cash equivalents, end of the period                          $   104,527    $    372,222
                                                                       ===========    ============

See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)



                                                                                    2005            2004
                                                                                    ----            ----
 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $      40,249  $     572,948
                                                                                =============  =============

 Supplemental disclosure of non-cash investing and financing activities:
    Principal and interest on finance lease paid directly to lenders by lessees $         -    $   5,674,044
                                                                                =============  ============
    Transfer of investment in operating leases, net of accumulated
      depreciation, to equipment held for sale or lease                         $         -    $   5,530,831
                                                                                =============  =============
    Transfer of investment in finance leases to investment in operating leases  $         -    $   2,565,000
                                                                                =============  =============
    Joint venture interests assigned to affiliates in exchange for amounts owed $   1,427,992  $        -
                                                                                =============  =============
    Assignment of finance lease interest in exchange for amounts owed           $     745,000  $        -
                                                                                =============  =============
    Non-cash repayments of loan and advances from affiliates                    $   2,172,992  $        -
                                                                                =============  =============


See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(1)    Basis of Presentation

     The accompanying condensed consolidated financial statements of ICON Cash Flow Partners L.P. Seven (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2004 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The condensed consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority owner's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority owner's share of the earnings or loss of the joint venture.

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

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under the terms of a management agreement (the "Management
Agreement") with the Partnership. Additionally, the General Partner has a 1% ownership interest in the Partnership.

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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(2)    Organization - continued

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce their adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2004 to conform to the current period presentation.

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

     The Partnership also has a net payable of $128,561 due to the General Partner and affiliates at September 30, 2005, which is owed to the General
Partner for management fees and administrative expense reimbursements from periods prior to July 1, 2004.

     On March 28, 2005, the Partnership assigned its entire 50% finance lease interest in assets leased to EKA Chemicals, Inc. to ICON Income Fund Nine, LLC for $745,000. This assignment was made in order for the Partnership to repay its outstanding debt obligation to Fund Nine as required by the Contribution Agreement (see Note 7). This amount represented the Partnership's fair value of its interest in EKA Chemicals, Inc. on March 28, 2005. This amount was determined to represent the fair value of EKA Chemicals, Inc. based upon the expected future undiscounted cash flows.

     Fees and other expenses paid or accrued by the Partnership to the General Partner were as follows:

                                           Three Months Ended         Nine Months Ended
                                              September 30,            September 30,
                                             2005       2004         2005        2004
                                             ----       ----         ----        ----

 Management fees                         $    -      $     -      $    -      $   387,287
 Administrative expense reimbursements        -            -           -          154,958
                                         ---------   ---------    ---------   ------------

                                         $    -      $     -      $    -      $   542,245
                                         =========   =========    =========   ============


                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(4)     Joint Ventures

     North Sea (Connecticut) Limited Partnership

     The Partnership entered into a joint venture agreement with North Sea (Connecticut) Limited Partnership ("North Sea"), in which the Partnership acquired 100% of the Class C limited partner interest in North Sea giving the Partnership a 50% ownership interest in North Sea. North Sea exercised its option to acquire a drilling rig from the operator and simultaneously leased the drilling rig back to the operator. The lease was then financed on a non-recourse basis with a bank, and a portion of the loan proceeds were used to pay for the exercise price of the option, with the excess loan proceeds of $20,002,567 distributed to the joint venture partners ($10,001,284 represented the Partnership's original 50% share). The other parties to this joint venture are not affiliates of the Partnership or the General Partner.

     As discussed in Note 7, in connection with the Comerica Bank Loan and Security Agreement, the Partnership entered into a Contribution Agreement with the Borrowers which require a Borrower to repay other Borrowers' obligations to Comerica Bank as long as the repaid amounts are promptly reimbursed to the paying Borrower. During the quarter ended March 31, 2005, the Partnership entered into the following transactions as repayment for amounts paid to Comerica Bank under the terms of the Contribution Agreement: (i) during February 2005, the assignment of 2.69% of the Partnership's interest in the profits, losses and cash flows of North Sea valued at $672,992 to ICON Income Fund Eight B L.P. ("Fund Eight B") and (ii) during February 2005, the assignment of 3.02% of the Partnership's interest in the profits, losses and cash flows of North Sea valued at $755,000 to ICON Income Fund Nine LLC ("Fund Nine"). The Partnership realized a gain from these assignments of approximately $1,172,000 which is included in income from investments in joint ventures in the accompanying consolidated statements of operations at September 30, 2005.

     The Partnership has guaranteed an amount equal to the difference between the stipulated loss value provided for in the financing and the loan balance. The maximum amount for which the Partnership is contingently liable at September 30, 2005 under this guarantee was approximately $33,000.

     On October 5, 2005, the operator of the drilling rig notified the owner trustee of the rig that an "Event of Loss" occurred with respect to the rig. The "Stipulated Loss Value" for the rig will be determined according to the terms of the charter between the operator of the drilling rig and the owner trustee of the rig. The charter provides that the charterer shall pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the "Stipulated Loss Value" of the rig, which is defined as the present value of the remaining charter hire payments due to the lender and the fair market value of the rig at the end of the charter. At this time the Stipulated Loss Value has not been determined.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


(5)    Equipment Held for Sale

     The Partnership was the sole owner of one marine vessel, the Janson Graham, originally on charter to affiliates of Seacor Smit, Inc. The vessel was not subject to outstanding debt with a lender. On May 18, 2005, the Partnership entered into a Memorandum of Agreement (the "Agreement") with Jettco Marine Transportation, Inc., an unaffiliated third party, for the sale of the Janson Graham supply vessel. The sale occurred simultaneously with the execution of the Agreement. The sale price was $200,000 and the Partnership recognized an impairment loss during the three months ended March 31, 2005 of $300,000.

     The Partnership currently owns rotables for Boeing 737 and Airbus A310 aircraft. These rotables were formerly on lease to Sabena Technics and are currently off lease and in the process of being remarketed. The General Partner estimated that the fair market value of the rotables was less than originally estimated and the Partnership recognized an impairment loss of approximately $1,021,000, which is included in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2005. The impairment was based upon recent market data from sales of similar assets to unrelated third parties.

(6)    Investment in Estimated Unguaranteed Residual Values

     The Partnership entered into an agreement in which it has an investment in the unguaranteed residual values of three Boeing 737-300 aircraft valued at $4,686,758. Additionally, the Partnership has a recourse promissory note of $5,843,538, which matures on November 27, 2006, related to this investment at September 30, 2005. If any, or all, of the aircraft are sold prior to the maturity date of the recourse promissory note, then the Partnership may have all or a portion of the outstanding balance of the recourse promissory note forgiven, depending upon the total sales proceeds. If the aircraft are sold after the maturity date of the recourse promissory note, then the Partnership would be entitled to receive one-third of the net proceeds in excess of the net book value of the aircraft, as defined by the agreement. In addition, the Partnership is required to prepay a portion of the recourse promissory note with 50% of the net proceeds from any of its assets which are not subject to senior secured debt.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(7)    Line of Credit Agreement

     On May 30, 2002, the Partnership, along with certain of its affiliates; ICON Income Fund Eight A L.P., Fund Eight B and Fund Nine, (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement with Comerica Bank. The Initial Funds accrued interest, on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1%. Under the terms of the line of credit agreement, the Initial Funds could borrow from Comerica Bank with all borrowings to be jointly and severally collateralized by
(i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Effective August 5, 2004, the line of credit agreement was amended to add ICON Income Fund Ten LLC ("Fund Ten") as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers. On December 6, 2004, the Loan and Security Agreement with Comerica Bank was extended to December 30, 2005.

     The Initial Funds also entered into a Contribution Agreement, dated May 30, 2002, as subsequently amended to include Fund Ten, pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the line of credit agreement in order to minimize the risk that a Borrower would be unable to repay its allocable portion of outstanding line of credit obligations at any time. These restrictions include borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the line of credit agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement provides that, in the event a Borrower is required to pay an amount under this agreement in excess of its allocable share of the total obligations under the line of credit agreement, whether by reason of an event or default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the line of credit agreement. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Borrower.

     During 2005, certain of the Borrowers paid Comerica Bank a portion of the Partnership's outstanding obligations. As required under the terms of the Contribution Agreement, the Partnership was required to promptly repay the Borrowers the amounts paid on its behalf. Since the Partnership did not have sufficient liquidity to repay the Borrowers, the Partnership assigned interests in certain of its joint venture investments and finance lease investments as full repayment of amounts due to them, as follows: (i) during February 2005, the assignment of 2.69% of the Partnership's interest in the profits, losses and cash flows of North Sea valued at $672,992 to Fund Eight B; (ii) during February 2005, the assignment of 3.02% of the Partnership's interest in the profits, losses and cash flows of North Sea valued at $755,000 to Fund Nine; and (iii) the assignment of the Partnership's entire finance lease interest in a sodium chloride plant valued at $745,000 to Fund Nine.

     Effective March 8, 2005, the Borrowers entered into a Seventh Amendment to the Loan and Security Agreement with Comerica Bank. This Agreement released the Partnership from all of its rights and obligations under the Loan and Security Agreement dated as of May 30, 2002. As such, the Partnership is no longer a party to the $17,500,000 line of credit.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(8)    Contingencies

     In August 2004, Fleet Capital Corporation ("Fleet") filed an action in New York State Supreme Court, New York County, seeking to recover monies it alleges that the Partnership owes it under certain performance guaranties the Partnership entered into in connection with certain non-recourse loans made by Fleet to certain entities which were wholly-owned subsidiaries of the Partnership. These loans were made in connection with the Partnership's acquisition of five marine vessels formerly on charter to affiliates of SEACOR Marine and SEACOR Offshore, Inc. The Partnership believes Fleet's action is without merit and is vigorously defending such action. The Partnership has filed counterclaims against Fleet. The Partnership has not accrued any potential loss from this action as the action is in the early stage of discovery and it is not currently possible to determine a range or possible range of potential loss, if any, that may result from the outcome of this action. Discovery is continuing and the parties have agreed to participate in non-binding mediation in an attempt to amicably settle this matter.

(9)    Recent Accounting Pronouncements

     The General Partner does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

     As used in this quarterly report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Cash Flow Partners L.P. Seven and our consolidated subsidiary.

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

o    the financial condition of lessees; and

o    lessee defaults.

     Business Overview

     We are an equipment leasing business formed on May 23, 1995. We began active operations on January 19, 1996. We were primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases was financed, so these leases generated little or no current cash flow because substantially all of the rental payments received from a lessee were paid to a lender. For these "growth" leases, we anticipated that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment. We had anticipated completing our liquidation in approximately another three to nine months, however with the recent events surrounding the "Event of Loss" as discussed below, it may be necessary to continue longer then previously stated.

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

     Our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of:

     Mobile Offshore Drilling Rig

     We currently have a 43.825% interest in a mobile offshore drilling rig subject to lease with Rowan Companies, Inc., which has a monthly rental of approximately $436,000 that is paid semi-annually and expires on March 15, 2008. We originally acquired 100% of the Class C limited partner interest giving us a 50% ownership interest in the mobile offshore drilling rig. The original purchase price was approximately $14,726,000, consisting of approximately $12,325,000 in cash and approximately $2,401,000 of non-recourse debt. During 2004, we assigned 6.64% of our interest (which is 3.32% of the entire drilling rig) and during February 2005 we assigned an additional 5.71% of our interest (which is 2.86% of the entire drilling rig) in the profits, losses and cash flows of the mobile offshore drilling rig to several of our affiliates as repayment under the terms of the Contribution Agreement with Comerica Bank.

     On October 5, 2005, the operator of the drilling rig notified the owner trustee of the rig that an "Event of Loss" occurred with respect to the rig. The "Stipulated Loss Value" for the rig will be determined according to the terms of the charter between the operator of the drilling rig and the owner trustee of the rig. The charter provides that the charterer shall pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the "Stipulated Loss Value" of the rig, which is defined as the present value of the remaining charter hire payments due to the lender and the fair market value of the rig at the end of the charter. At this time the Stipulated Loss Value has not been determined.

     Air Transportation Equipment

     We have a 99% interest in a 1976 McDonnell Douglas DC-10-30F aircraft subject to lease with World Airways, Inc. Effective September 1, 2004, this lease was modified to a fixed rental of $50,000 per month plus maintenance reserves and the term was extended through September 2006. The purchase price was approximately $11,430,000, consisting of approximately $2,120,000 in cash and approximately $9,310,000 of non-recourse debt. We have since fully repaid the non-recourse debt. Aviation Investors, Inc. ("Aviation"), an unrelated third party, who was a party to the acquisition of the Aircraft, has a Residual Sharing Agreement in which Aviation is entitled to receive 50% of all residual proceeds of the aircraft. Residual proceeds includes gross proceeds from any of the following; sale, lease, renewal lease or extension or financing or refinancing of the Aircraft and casualty payments. The gross proceeds may be reduced, but not below zero, for recovery expenses, remarketing expenses, and any reasonable out-of-pocket costs incurred by us. Additionally, Aviation has a management agreement with us to manage the operations of and to remarket the Aircraft for sale or lease. For this service, Aviation receives a monthly management fee of $10,667.

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

     These so-called "Current Generation" Boeing narrowbody aircraft were amongst those whose values were initially hardest hit by the terrorist events of September 11, 2001. The current market remains volatile, and the industry continues on the downside of a business cycle. We are optimistic that the industry will rebound within the next two to six years. The three 1985 vintage Boeing aircraft each have approximately 15 years of useful life remaining, and are widely used in the marketplace. We anticipate Continental Airlines, Inc. will either renew the current leases, as they did in 2003, or agree to a favorable buyout when the current leases expire. As for the related recourse debt, we are not required to commence interest only payments until December 31, 2005. We remain hopeful that when these aircraft are sold, all or substantially all of our recourse debt will be repaid from the proceeds, but there can be no assurance that this will be the case. A sale of the aircraft before November 2006 for a low sales price would result in our being required to repay the remaining balance of the recourse debt in November 2006. However, we have no control over when a potential sale would occur or the potential selling price.

     The Partnership currently owns rotables for Boeing 737 and Airbus A310 aircraft. These rotables were formerly on lease to Sabena Technics and are currently off lease and in the process of being remarketed. The Partnership's General Partner estimated that the fair market value of the rotables was less than originally estimated and the Partnership recognized an impairment loss of approximately $1,021,000 which is included in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2005. The determination was based upon recent market data from sales of similar assets to unrelated third parties.

     Portfolio Activity for Three Months Ended September 30, 2005

     We did not enter into any leasing transactions during the three months ended September 30, 2005.

     Mobile Offshore Drilling Rig

     On October 5, 2005, the operator of the drilling rig notified the owner trustee of the rig that an "Event of Loss" occurred with respect to the rig. The "Stipulated Loss Value" for the rig will be determined according to the terms of the charter between the operator of the drilling rig and the owner trustee of the rig. The charter provides that the charterer shall pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the "Stipulated Loss Value" of the rig, which is defined as the present value of the remaining charter hire payments due to the lender and the fair market value of the rig at the end of the charter. At this time the Stipulated Loss Value has not been determined.

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

     Asset Impairments

     The significant assets in our asset portfolio are periodically reviewed, at least annually, by our General Partner, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The General Partner uses independent qualified third party appraisers to assist in the review process. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the cash outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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

     Depreciation

     We record depreciation expense on equipment classified as an operating lease. In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less estimated residual value. The estimated residual value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually, by the General Partner, to determine whether an impairment charge may be required. The General Partner uses qualified third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

     New Accounting Pronouncements

     The General Partner does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2005 (the "2005 Quarter") and 2004 (the 2004 Quarter")

     Since November 10, 2002, we have been in our disposition period and are in the process of selling our assets in the ordinary course of business. At September 30, 2005 we have several remaining assets. As such, rental income and finance income will decrease over time as will expenses related to our assets such as depreciation. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and we fully repay the debt. Since we are in the process of selling our remaining assets, we will be recording gains and losses on the sales of equipment.

     Revenues for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                                Three Months Ended September 30,
                                                   2005                2004             Change
                                                   ----                ----             ------

Total revenue                               $        537,107    $       520,002    $     17,105
                                            ================    ===============    ============

Rental income                               $        150,000    $       113,555    $     36,445
Finance income                              $             -     $         2,897    $     (2,897)
Income from investments in joint ventures   $        383,780    $       398,393    $    (14,613)
Interest and other income                   $          3,327    $         5,157    $     (1,830)


     Total revenue for the 2005 Quarter increased $17,105, or 3.3%, over the 2004 Quarter. The increase in income is derived primarily from rental income from our investment in an aircraft subject to lease with World Airways, Inc. This increase in total revenue was partially offset by a decrease in income from our investments in joint ventures.

     Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                              Three Months Ended September 30,
                                                   2005                2004             Change

Total expenses                               $       409,941    $      3,246,238    $  (2,836,297)
                                             ===============    =================== ==============

Impairment loss                              $            -     $      1,580,839    $  (1,580,839)
Depreciation                                 $       138,885    $        508,960    $    (370,075)
Interest                                     $            -     $        160,164    $    (160,164)
Loss on disposal of assets                   $            -     $        931,628    $    (931,628)
Management fees                              $        75,000    $             -     $      75,000
General and administrative                   $       169,963    $         58,914    $     111,049
Reversal of provision for doubtful accounts  $            -     $        (21,979)   $      21,979
Amortization of initial direct costs         $        26,731    $         28,282    $      (1,551)
Minority interest                            $          (638)   $           (570)   $         (68)


     Our total expenses for the 2005 Quarter decreased by $2,836,297, or 87.4%, over the 2004 Quarter. The decrease is primarily due to a decrease in depreciation expense, impairment loss and loss on disposal of assets due to our impairment and terminations of the SEACOR Smit and SEACOR Marine leases during 2004. The increase in general and administrative expenses is primarily due to continued costs associated with the Fleet litigation. During the 2005 Quarter we paid approximately $132,000 in legal fees related to the Fleet litigation.

     Net Income (Loss)

     As a result of the factors discussed above, the net income (loss) for the 2005 Quarter and the 2004 Quarter was $127,166 and $(2,726,236), respectively. The net income (loss) per weighted average limited partnership unit outstanding was $0.13 and $(2.73) for the 2005 Quarter and the 2004 Quarter, respectively.

Results of Operations for the Nine Months Ended September 30, 2005 (the "2005 Period") and 2004 (the 2004 Period")

     Revenues for the 2005 Period and the 2004 Period are summarized as follows:

                                                        Nine Months Ended September 30,
                                                          2005               2004              Change
                                                          ----               ----              ------
Total revenue                                        $      2,910,497     $   2,381,653     $     528,844
                                                     ================     =============     =============

Rental income                                        $        450,000     $     323,380     $     126,620
Finance income                                       $          1,928     $      10,582     $      (8,654)
Net income from leveraged leases                     $             -      $   1,078,481     $  (1,078,481)
Income from investments in joint ventures            $      1,262,752     $     931,283     $     331,469
Gain on transfer of investment in joint venture      $      1,171,786     $        -        $   1,171,786
Interest and other income                            $         24,031     $      37,927     $     (13,896)


     Revenue for the 2005 Period increased by $528,844, or 22.2%, over the 2004 Period. The increase in income is derived primarily from our gain on transfer of investment in joint ventures which was derived from our assignment of 5.71% of our interest in one of our joint ventures to two affiliates which created a gain of approximately $1,172,000. Also, several of our investments in joint ventures which generated net losses in the 2004 Period were terminated and not present in the 2005 Period, which increased income from investments in joint ventures. There was a decrease in net income from leveraged leases because the leveraged lease was terminated in the 2004 Period.

     Expenses for the 2005 Period and the 2004 Period are summarized as follows:

     Our total expenses for the 2005 Period decreased by $9,640,801, or 78.1%, over the 2004 Period. The decrease is primarily due to a decrease in impairment loss between the periods. During the 2005 Period, we recorded impairment losses of $300,000 and $1,020,826 on our final supply vessel and on our aircraft rotables, respectively. During the 2004 Period, we recorded an impairment loss on our DC-10-30 aircraft which was subsequently sold during July 2004. The decrease in depreciation expense and the loss on disposal of assets were due primarily to the terminations of five vessels on lease to SEACOR Smit and SEACOR Marine leases during the 2004 Period. The decrease in interest expense is the result of the termination or payment of our non-recourse and recourse debt in the 2004 Period and the first quarter of the 2005 Period. Effective July 1, 2004, the General Partner agreed to no longer charge us management fees and administrative expense reimbursements. These fees were charged in the 2004 Period.

                                              Nine Months Ended September 30,
                                                   2005           2004             Change
                                                   ----           ----             ------

Total expenses                                 $ 2,703,745    $   12,344,546   $  (9,640,801)
                                               ===========    ==============   ==============

Impairment loss                                $ 1,320,826    $    6,280,839   $  (4,960,013)
Depreciation                                   $   416,655    $    2,536,179   $  (2,119,524)
Interest                                       $   237,160    $      964,838   $    (727,678)
Loss on disposal of assets                     $        -     $    1,604,750   $  (1,604,750)
Management fees                                $   225,000    $           -    $     225,000
General and administrative                     $   425,827    $      460,949   $     (35,122)
Management fees - General Partner              $        -     $      387,287   $    (387,287)
Administrative expense reimbursement -
 General Partner                               $        -     $      154,958   $    (154,958)
Reversal of provision for doubtful accounts    $        -     $     (134,391)  $     134,391
Amortization of initial direct costs           $    80,193    $       91,050   $     (10,857)
Minority interest                              $    (1,916)   $       (1,913)  $          (3)


     Net Income (Loss)

     As a result of the factors discussed above, the net income (loss) for the 2005 Period and the 2004 Period was $206,752 and $(9,962,893), respectively. The net income (loss) per weighted average limited partnership unit outstanding was $0.21 and $(9.99) for the 2005 Period and the 2004 Period, respectively.

     Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available, cash being generated from our lease, proceeds from equipment sales and distributions we receive from our joint ventures, we will have sufficient cash to continue our operations through our liquidation period. We had anticipated completing our liquidation in approximately another three to nine months, however with the recent events surrounding the "Event of Loss" as discussed above, it may be necessary to continue longer then previously stated.

     Our primary source of cash for the 2005 Period was from loans and advances from affiliates of approximately $2,173,000 and from proceeds on sales of equipment of approximately $235,000.

     Our primary use of funds for the 2005 Period was the repayment of our recourse debt of approximately $2,423,000. We utilized the cash we received from our affiliates to repay this debt. We do not anticipate requiring additional advances from affiliates in the future. Beginning in December 2005, we are required to begin making interest only payments in connection with the recourse debt associated with the three Boeing 737-300 aircraft.

     Our cash flow from operating activities may become less than our current level of expenses. If we have insufficient cash flow to pay our limited operating expenses, we may be required to sell assets prior to maturity or borrow funds from our General Partner against future cash flows.

     Financings and Borrowings

     We and certain of our affiliates, specifically ICON Income Fund Eight A L.P.; ICON Income Fund Eight B L.P. and ICON Income Fund Nine, LLC (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement with Comerica Bank as of May 30, 2002, as amended. Under the terms of the line of credit agreement, the Initial Funds borrowed from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Interest accrued on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1%. Effective August 5, 2004, the line of credit agreement was amended to add Fund Ten as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers. The line of credit agreement expires on December 30, 2005.

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

     Historically, we paid monthly distributions to our partners beginning with their admission to the Partnership through the termination of the reinvestment period, which was November 9, 2002. For the nine months ended September 30, 2005, we did not pay any distributions.

     Commitments

     At September 30, 2005, we have total recourse debt outstanding of $5,843,538 which relates to our investment in the unguaranteed residual values of three Boeing 737-300 aircraft. If any, or all, of the aircraft are sold prior to the maturity date of the recourse promissory note, November 27, 2006, then we may have all or a portion of the outstanding balance of the recourse debt forgiven, depending upon the total sales proceeds. If the aircraft are sold after the maturity date of the recourse debt, then we would be entitled to receive one-third of the net proceeds in excess of the net book value of aircraft, as defined by the agreement. In addition, we are required to repay a portion of the recourse debt with 50% of the sales proceeds from any of its assets which are not subject to senior secured debt.

     Management Fees and Administrative Expense Reimbursements

     Prior to July 1, 2004, in accordance with the terms of the Management Agreement, we paid the General Partner management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by us or through joint ventures. In addition, the General Partner was reimbursed for administrative expenses incurred in connection with our operations. Effective July 1, 2004, the General Partner voluntarily decided to waive its right to future management fees and administrative expense reimbursements.

     Risks and Uncertainties

     At September 30, 2005, except as noted above in the Business Overview section and listed below in the Risk Factors section, we are not aware of known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

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

o The market for Boeing 737-300 aircraft is currently depressed due to an overabundance of aircraft on the market resulting from the overall downturn in the aviation industry following the terrorist events of September 11, 2001. While the market for these aircraft is cyclical, there can be no assurance that market will recover by November 2006. Failure of the market to recover significantly may result in our inability to realize our investment in the residuals of the three aircraft currently on lease to Continental Airlines, Inc.

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

o The requirement to begin making interest only payments in connection with the recourse debt associated with the three Boeing 737-300 aircraft commencing in December 2005 may affect our ability to make further distributions to our investors.

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

Item 3.   Qualitative and Quantitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which includes changes in interest rates and the demand for equipment (and the related residuals) owned by us. We recognize that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

     In general, during our reinvestment phase, we manage our exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. We may finance leases with a floating interest rate and we are therefore exposed to interest rate risk until fixed rate financing is arranged.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits and complaints filed against us. In the opinion of General Partner, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending or threatened, to our knowledge, against us or against any of our assets, except as stated below.

     In August 2004, Fleet Capital Corporation ("Fleet") filed an action in New York State Supreme Court, New York County, seeking to recover monies it alleges that the Partnership owes it under certain performance guaranties in connection with certain non recourse loans made by Fleet to certain entities which were wholly-owned subsidiaries of the Partnership. These loans were made in connection with the Partnership's acquisition of five marine vessels formerly on charter to affiliates of SEACOR Marine and SEACOR Offshore, Inc. The Partnership believes Fleet's action is without merit and is vigorously defending such action; it has filed counterclaims against Fleet. The Partnership has not accrued any potential loss from this action as the action is in the early stage of discovery and it is not currently possible to determine a range or possible range of potential loss, if any, that may result from this action. Discovery is continuing and the parties have agreed to participate in non-binding mediation in an attempt to amicably settle this matter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters To A Vote Of Security Holders

     No matters were submitted to a vote of security holders during the third quarter 2005.

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

ICON Cash Flow Partners L.P. Seven (Registrant) By its General Partner, ICON Capital Corp.

Date: November 15, 2005           /s/ Beaufort J.B. Clarke
                                  ------------------------
                                  Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director

Date: November 15, 2005           /s/ Thomas W. Martin
                                  --------------------
                                  Thomas W. Martin
                                  Executive Vice President and Director
                                 (Principal Financial and Accounting Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  November 15, 2005

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: November 15, 2005

/s/ Thomas W. Martin
Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Seven

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the General Partner of ICON Cash Flow Partners L.P. Seven, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. ss.1350), that, to the best of my knowledge:

     1. The Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of ICON Cash Flow Partners L.P. Seven.

Dated: November 15, 2005

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

Exhibit 32.2

Principal Financial and Accounting Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the General Partner of ICON Cash Flow Partners L.P. Seven, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. ss.1350), that, to the best of my knowledge:

     1. The Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of ICON Cash Flow Partners L.P. Seven.

Dated: November 15, 2005

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

The information contained in this Exhibit 32.2 is being furnished and shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. The information contained in this Exhibit 32.2 shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference to this
Exhibit 32.2 in such filing.
                                       30