Form 10-K
period 2005-12-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 2006-04-18
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the fiscal year ended       December 31, 2005
                                 -----------------------------------------------
                                             or

[  ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
      Exchange Act of 1934

Commission File Number                               000-27926
                       ---------------------------------------------------------

                       ICON Cash Flow Partners L.P. Seven
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                     13-3835387
--------------------------------------------         ---------------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                  Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York                 10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (212) 418-4700
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Units of limited partnership
                                                             interests

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Security Act. [ ] Yes [x] No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:
Not applicable. There is no established market for the limited partnership units of the registrant.

Number of outstanding limited partnership units of the registrant on March 15, 2006 is 987,548.

                       Documents Incorporated by Reference
None.

                                Table of Contents




                                     PART I
                                                                                           Page
Item 1.    Business                                                                          1

Item 1A.   Risk Factors                                                                      3

Item 1B.   Unresolved Staff Comments                                                         6

Item 2.    Properties                                                                        6

Item 3.    Legal Proceedings                                                                 6

Item 4.    Submission of Matters to a Vote of Security Holders                               7

                                     PART II

Item 5.    Market for the Registrant's Securities and Related Security Holder Matters        7

Item 6.    Selected Consolidated Financial Data                                              8

Item 7.    General Partner's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                        9

Item 7A.   Qualitative and Quantitative Disclosures About Market Risk                       17

Item 8.    Consolidated Financial Statements                                                18

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                                         42

Item 9A.   Controls and Procedures                                                          42

Item 9B.   Other Information                                                                42

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant's General Partner             43

Item 11.   Executive Compensation                                                           44

Item 12.   Security Ownership of Certain Beneficial Owners and General Partner
           and Related Security Holder Matters                                              44

Item 13.   Certain Relationships and Related Transactions                                   44

Item 14.   Principal Accountant Fees and Services                                           45

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules                                       46

SIGNATURES                                                                                  47


                                     PART I

Forward-Looking Statements

     Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the "safe harbor" provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as "may," "will," "could," "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

Item 1.  Business

     Our History

     ICON Cash Flow Partners L.P. Seven (the "Partnership") was formed on May 23, 1995 as a Delaware limited partnership. The Partnership will continue until December 31, 2015, unless terminated sooner. When used in this report, the terms "we" "us" and "our" refer to the Partnership.

     Our General Partner is ICON Capital Corp. (our "General Partner"), a Connecticut corporation. Our General Partner manages and controls our business affairs, including but not limited to, our equipment leases and financing transactions under the terms of our management agreement.

     Our maximum offering was $100,000,000 and we commenced business operations on our initial closing date, January 19, 1996 with the admission of 26,368 limited partnership units representing $2,636,795 of capital contributions. Between January 20, 1996 and September 16, 1998, the date of our final closing, 973,629 additional limited partnership units were sold representing $97,362,886 of capital contributions bringing the total admission to 999,997 limited partnership units representing $99,999,681 of capital contributions. In the period from September 17, 1998 through December 31, 2005 we redeemed 12,449 limited partnership units. At December 31, 2005 we had 987,548 limited partnership units outstanding.

     Our Business

     We are an equipment leasing fund. Our principal investment objective is to obtain the maximum economic return from our investments for the benefit of our partners. To achieve this objective we: (i) acquired a diversified portfolio of equipment leases and financing transactions; (ii) made monthly cash distributions to our partners commencing with each partner's admission, (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) will dispose of our investments and distribute the cash from sales of such investments to our partners during the disposition period, which began on November 10, 2002.

     With the proceeds from the sale of our limited partnership units, we primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases was financed, so these leases generated little or no current cash flow because substantially the entire rental payments received from these lessees were paid to lenders. For these "growth" leases, we anticipated that the future value of the leased equipment exceeded the cash portion of the purchase price paid for the equipment.

     We have invested most of the net proceeds from our offering in items of equipment that were subject to a lease. After the net offering proceeds were invested, additional investments were made from the cash generated from our initial investments to the extent that cash was not needed for expenses, reserves and distributions to our partners. The investment in additional equipment in this manner is called "reinvestment." We purchased equipment from time to time until five years from the date we completed our offering. This time frame is called the "reinvestment period," which ended on November 9, 2002. After the reinvestment period, we began selling our assets in the ordinary course of business during a time frame called the "disposition period."

     If we believe it would benefit our partners to reinvest our cash flow in equipment during the disposition period, we may do so, but our General Partner will not receive any additional acquisition fees in connection with such reinvestments. Our goal was to complete the disposition period within three years after the end of the reinvestment period, but it is taking longer to do so. Accordingly, our partners should expect to hold their units for at least ten years from the time they invested.

     Partners' capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to our limited partners and 1% to our General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce their adjusted capital contribution account to zero and received, in addition, other distributions and allocations that would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, distributions will be allocated 90% to our limited partners and 10% to our General Partner.

     Substantially all of our recurring operating cash flows are generated from the "income" leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to our partners.

     At December 31, 2005 and 2004, we had total assets of $15,253,325 and $15,792,239, respectively. For the year ended December 31, 2005, our revenue from rental income and finance income was $601,928, which included one lessee that accounted for approximately 100% of our rental income and finance income. We had net income for the year ended December 31, 2005 of $2,856,126. For the year ended December 31, 2004, our revenue from rental income and finance income was $453,152 which included two lessees that accounted for approximately 77% of our rental income and finance income. We had a net loss for the year ended December 31, 2004 of $10,242,221. For the year ended December 31, 2003, our revenue from rental income and finance income was $1,447,271 which included three lessees that accounted for approximately 94% of our rental income and finance income. We had a net loss for the year ended December 31, 2003 of $17,300,236.

     On  November  10,  2002,  we  began  our  disposition  period.  During  our disposition period, we will continue to distribute substantially all distributable cash from operations and equipment sales to our partners and continue the orderly termination of our operations and affairs.

     At December 31, 2005, our portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

     Mobile Off-Shore Drilling Rig

o We originally acquired 100% of the Class C limited partnership interest in the North Sea (Connecticut) Limited Partnership ("North Sea"), giving us a 50% interest in a mobile offshore drilling rig subject to lease with an oil rig charterer (the "Charterer"). The charter has a monthly rental of approximately $436,000 that is paid semi-annually and expires on March 15, 2008. The original purchase price for the Class C limited partnership interest was approximately $14,726,000, consisting of approximately $12,325,000 in cash and approximately $2,401,000 of non-recourse debt.

     We currently own 87.65% of the rights to the profits, losses and cash flows from our Class C limited partnership interest in North Sea. During November 2004 and February 2005, we assigned 6.64% and 5.71%, respectively, of our rights in and to the profits, losses and cash flows from our Class C limited partnership interest to several of our affiliates as repayment under the terms of a contribution agreement we entered into with such affiliates in connection with the line of credit we had with Comerica Bank.

     On October 5, 2005, the Charterer notified the owner trustee of the rig that an "Event of Loss" occurred with respect to the rig in September 2005 as a result of Hurricane Rita. The charter provides that the Charterer will pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the "Stipulated Loss Value" of the rig. The "Stipulated Loss Value" for the rig will be determined according to the terms of the charter between the Charterer and the owner trustee of the rig. The "Stipulated Loss Value" is defined as the present value of the remaining charter hire payments due to the lender and the fair market value of the rig at the end of the charter. At this time, the Stipulated Loss Value has not been agreed. As permitted by and in compliance with the terms and conditions of the Partnership's limited partnership agreement, an affiliate of our General Partner financed and has agreed to continue to finance, on behalf of the Class C limited partner's interest, certain costs and expenses that have been and may be incurred by North Sea. These advances will be repaid from any monies received for the Stipulated Loss Value.

     Air Transportation Equipment:

     o We have a 100% interest in a 1976 McDonnell Douglas DC-10-30F aircraft that is subject to a lease with World Airways, Inc. ("World Airways") and a residual sharing agreement with Aviation Investors, Inc. ("Aviation").

     o    We have a 100%  interest in 37 Boeing 737  rotables and 52 Airbus A310
          rotables.   These  assets  are  currently  off  lease  and  are  being remarketed.

     Segment Information

     We have only one operating segment: the business of acquiring equipment subject to leases with companies that we generally believe to be creditworthy.

     Competition

     The equipment leasing industry is highly competitive. When seeking leasing transactions for acquisition or sale, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many of our competitors are larger than us and have greater financial resources than we do.

     Employees

     We have no direct employees. Our General Partner has full and exclusive control over our management and operations.

     Available Information

     Our Annual Reports on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our current reports on Form 8-K and any amendments to those reports, are available free of charge on our internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. This information is also available on the Securities and Exchange Commission's website, at http://www.sec.gov.

Item 1A. Risk Factors

     Our operations are subject to a number of risks. You should carefully read and consider these risks, together with all other information in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, operating results and financial condition could be adversely affected.

     Uncertainties associated with the equipment leasing business may affect our business, operating results and financial condition.

     We are subject to a number of uncertainties associated with the equipment leasing business which may affect our business, operating results and financial condition. These include:

o    the technological and economic obsolescence of equipment;
o    potential defaults by lessees;
o    management and other fees paid by us;
o the existence of leverage increases the risk of foreclosure as well as increases the acquisition fees paid to our General Partner; and
o    increases in our expenses (including taxes and insurance expenses).

     Our General Partner's decisions are subject to conflicts of interest with us.

     Our General Partner could be confronted with decisions in which it will have an economic incentive to place its interests above ours. Our General Partner sponsors and currently manages seven other equipment leasing businesses. See "Item 13. Certain Relationships and Related Transactions." These conflicts may include:

o Our General Partner may receive more fees for acquiring equipment if we incur debt to fund acquisitions;
o Our management agreement does not restrict our General Partner's ability to compete with us for equipment acquisitions, dispositions and other types of business;
o Our General Partner may have opportunities to earn fees for referring a prospective acquisition opportunity to another purchaser;
o Our General Partner may receive fees in connection with the turnover of our equipment portfolio;
o Our General Partner has the ability as tax matters partner to negotiate with the IRS to settle tax disputes that would bind us and our partners; and
o Our General Partner may control the decisions as to when and whether to sell a jointly-owned asset with another business that it manages.

     If the value of the equipment in our portfolio declines more rapidly than we anticipate, our financial performance may be adversely affected.

     A significant part of the value of our equipment is the potential value of the equipment once the lease term expires. We call this value the residual value. Ge nerally, leased equipment is expected to decline in value over its useful life. In acquiring equipment, we will assume a value for the equipment at the end of the lease which, when combined with lease payments, is expected to be enough to return the cost of our investment in the equipment and provide a profit despite the expected decline in equipment value over the lease term. However, the value of the equipment at the end of a lease, and whether that value meets our expectations, will depend to a significant extent upon the following factors, many of which are beyond our control:

o our ability to acquire or, to a lesser degree, enter into lease agreements that preserve or enhance the relative value of the equipment;
o our ability to maximize the value of the equipment upon its sale or re-lease when the lease expires;
o    market conditions prevailing at the time the lease expires;
o    the cost of new equipment at the time we are remarketing used equipment;
o the extent to which technological or regulatory developments during the lease term reduce the market for such used equipment;
o    the strength of the economy; and
o    the condition of the equipment when the lease expires.

     If leased equipment is not properly maintained, its residual value may be less than expected.

     If a lessee fails to maintain equipment in accordance with its lease, we may make unanticipated expenditures to repair the equipment in order to protect our investment. While we planned to inspect most used equipment prior to purchase, there can be no assurance that an inspection of used equipment prior to purchasing it will reveal any defects, and problems with the equipment that occurred after it was acquired by us.

     If a lessee defaults on its lease, we could incur losses.

     If a lessee does not make lease payments to us when due, or violates the terms of its lease in another important way, we may be forced to terminate the lease and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell the equipment right away, if at all. We would then lose the expected lease revenues and might not be able to recover the entire amount or any of our original investment in the equipment. The cost of recovering equipment upon a lessee's default, enforcing the lessee's obligations under the lease, and transporting, storing, repairing and finding a new lessee for the equipment may be high and may negatively affect the value of our investment in the equipment. We may have leased equipment to lessees which had senior debt rated below investment grade. We do not require our lessees to have a minimum credit rating, and lessees with such lower credit ratings may default on lease payments more frequently than higher credit rated lessees.

     If a lessee files for bankruptcy, we may have difficulty enforcing the lease and may incur losses.

     If a lessee files for protection under applicable bankruptcy laws, the remaining term of the lease or option to purchase the equipment for a fixed price at a future date could be shortened or the lease could be rejected, and unpaid pre-bankruptcy lease payments may be cancelled as part of the bankruptcy. We may also experience difficulty and delays in recovering equipment from a bankrupt lessee. If a lease is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment, and then have to remarket it, and we would be an unsecured creditor for any amounts due under the lease.

     Sellers of leased equipment could have used their knowledge of the lease terms for gain at our expense.

     We may have acquired equipment subject to lease from leasing companies that had an ongoing relationship with the lessees. A seller could use its knowledge of the terms of the lease, particularly the end of lease options and the date the lease ends, to compete with us. In particular, a seller may approach a lessee with an offer to substitute similar equipment at lease end for lower rental amounts. This may adversely affect our opportunity to maximize the residual value of the equipment.

     Investment in joint ventures may subject us to risks relating to our co-investors which could adversely impact the financial results of joint ventures.

     We invested in joint ventures with other businesses our General Partner sponsors and manages or with unrelated third parties. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture typically must guarantee all of the joint venture's obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with ours and want to manage the joint ventures in ways that do not maximize the return to us. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or prices or terms of a lease. Finally, while we will have the right to buy out the other joint owner's interest in the equipment in the event of the sale, we may not have the resources available to do so.

     We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

     Equipment may be damaged or lost. Fire, weather, accident, theft or other events can cause damage or loss of equipment. While our leases will generally require lessees to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism and acts of God, such as earthquakes, may be either uninsurable or not economically feasible to insure. Furthermore, not all liability claims or possible contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster would occur to the equipment, we could suffer a total loss of any investment in the affected equipment. In leasing some types of equipment we may be exposed to environmental tort liability. Although we used and will continue to use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, there can be no assurance that our assets will be protected against any claims. See "Item 3. Legal Proceedings."

     We could suffer losses from failure to maintain equipment registration and from unexpected regulatory compliance costs.

     Many types of transportation equipment are subject to registration requirements by United States governmental agencies, as well as foreign governments, if the equipment is to be used outside of the United States. Failing to register the equipment, or losing the registration, could result in substantial penalties, forced liquidation of the equipment and/or the inability to operate and lease the equipment. Governmental agencies may also require changes or improvements to equipment, and we may have to spend our own capital to comply if the lessee of the equipment is not required to do so under the lease. These changes could force the equipment to be removed from service for a period of time. The terms of leases may provide for rent reductions if the equipment must remain out of service for an extended period or is removed from service. We may then have reduced rental income from the lease for this item of equipment. If we did not have the capital to make a required change, we might be required to sell the affected equipment. If so, we could suffer a loss on our investment, might lose future revenues, and also might suffer adverse tax consequences.

     If a lease were determined to be a loan, it would be subject to usury laws which could lower our lease revenue.

     Equipment leases have sometimes been held by the courts to be loan transactions subject to state usury laws, which limit the interest rate that can be charged. Although we anticipate entering into or acquiring leases which we believe are structured so that they avoid being deemed loans, and would therefore not be subject to the usury laws, there can be no assurance that we will be successful in doing so. Loans at usurious interest rates are subject to a reduction in the amount of interest due under the loans and, if an equipment lease is held to be a loan with a usurious rate of interest, the amount of the lease payment could be reduced which would lower our lease revenues.

     Because we borrowed to purchase equipment, including recourse debt, losses as a result of lessee defaults may be greater than if debt were not incurred.

     Although we acquired some of our investments for cash, we borrowed a substantial portion of the purchase price of our equipment investments. While we believe the use of leverage resulted in us being able to make more acquisitions and that each acquisition would have fewer dollars at risk than if leverage were not utilized, there can be no assurance that the benefits of greater size and diversification of the portfolio was offset by the heightened risk of loss in an individual lease transaction using leverage.

     Additionally, while the majority of our borrowings were non-recourse, some of our borrowings were recourse debt, whereby the lender can look to our general assets or the general assets of other equipment leasing funds our General Partner operates in the case of nonpayment. Recourse debt may increase our risk of loss because we must meet our loan payment obligations regardless of the rental revenue we receive from the equipment. With respect to non-recourse borrowings, a lessee default could force us to make debt service payments so as to protect our investment in equipment and prevent us from being subject to repossession. See "Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The domestic air industry is subject to numerous risks and uncertainties that may adversely affect the airline companies to whom we lease aircraft.

     The domestic air industry is subject to factors beyond our control that may adversely affect the air industry and the financial situation of the airline companies to whom we lease aircraft. As a result, we are indirectly impacted by all the risks facing airlines today. These risks include but are not limited to: demand for air travel, competition between carries, fuel prices and availability, labor costs and stoppages, maintenance costs security, terrorism, war and governmental regulations. To the extent that our lessees are affected by these risks, we may experience a higher incident of lessee defaults.

Item 1B. Unresolved Staff Comments

         None.

Item 2.  Properties

     We neither own nor lease office space or any other real property in our business at the present time.

Item 3.  Legal Proceedings

     In the ordinary course of conducting our business, we are subject to certain claims, suits, and complaints filed against us. In our General Partner's opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets, except as noted below.

     Fleet Capital Corp Litigation

     In August 2004, Fleet Capital Corp. ("Fleet") commenced an action against us for unspecified damages, alleging that we breached our obligations owed to Fleet under certain performance guaranties we entered into in connection with non-recourse loans made by Fleet. The loans were made to our wholly-owned subsidiaries when these entities entered into a transaction to acquire supply tug vessels on charter with affiliates of SEACOR Marine, Inc. We and our subsidiaries counterclaimed, alleging, among other things, that Fleet breached its covenant of good faith and fair dealing. The action is currently pending in the Supreme Court of the State of New York, New York County. The parties are currently in the process of discovery and have agreed to enter into non-binding mediation in an attempt to settle the matter amicably. It is not possible at this stage to determine the likelihood of the outcome, but our General Partner intends to vigorously defend this claim.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter 2005.

                                     PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     Our limited partnership units are not publicly traded nor is there currently a market for our limited partnership units. It is unlikely that any such market will develop.

                                                   Number of Partners
               Title of Class                     as of March 15, 2006
         ---------------------------           --------------------------
               General Partner                              1
                Limited Partners                          4,582

     We paid monthly distributions to our partners beginning with their admission to the Partnership through the termination of the reinvestment period, which occurred on November 9, 2002. For each of the two years ended December 31, 2005, we did not pay distributions to our limited partners. For the year ended December 31, 2003, we paid distributions to our limited partners totaling $1,645,916. For each of the two years ended December 31, 2005 and 2004, we did not pay distributions to our General Partner. For the year ended December 31, 2003 we paid distributions to our General Partner totaling $16,627.

     In order for National Association of Securities Dealers ("NASD") members and their associated persons to have participated in the offering and sale of interests in limited partnership units (the "Units") pursuant to the offering or to participate in any future offering of our Units, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our limited partners a per unit estimated value of our Units, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our General Partner must prepare annual statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act ("ERISA") in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $11.92 per Unit at September 30, 2005.

     This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand. From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Units outstanding. This valuation was based solely on our General Partner's perception of market conditions and the types and amounts of our assets. No independent valuation was sought. However, as set forth below, there is no significant public trading market for our Units at this time, and there can be no assurance that limited partners could receive $11.92 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. The foregoing valuation was performed solely for the ERISA and NASD purposes described above. There is no market for our Units, and, accordingly, this value does not represent an estimate of the amount a limited partner would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment liquidation proceeds we will actually receive over our remaining term. Our Units are not publicly traded nor is there currently a market for our Units. It is unlikely that any such market will develop.

Item 6. Selected Consolidated Financial Data

     The selected consolidated financial data below should be read in conjunction with the consolidated financial statements and related notes included in Item 8. Consolidated Financial Statements, contained elsewhere in this Annual Report on Form 10-K.



                                                                               Year Ended December 31,
                                                                               ------------------------
                                                          2005           2004            2003            2002          2001
                                                          -----          -----          -----          -----           ----
 Total revenue (a)                                      $9,595,736   $   2,677,226   $   1,576,532      $ 8,326,025   $ 9,159,492
                                                        ==========   =============   =============      ===========   ===========
 Net income (loss) (b)                                  $2,856,126   $(10,242,221)   $ (17,300,236)     $(3,661,408)  $(1,477,016)
                                                        ==========   =============   =============      ===========   ===========
 Net income (loss) allocable to our limited partners    $2,827,565   $(10,139,799)   $ (17,127,234)     $(3,624,794)  $(1,462,246)
                                                        ==========   =============   =============      ===========   ===========
 Net income (loss) allocable to our General Partner     $   28,561   $    (102,422)  $    (173,002)     $   (36,614)  $   (14,770)
                                                        ==========   =============   =============      ===========   ===========

 Weighted average number of limited
          partnership units outstanding                    987,548         987,548         987,548          988,099       989,112
                                                        ==========   =============   =============      ===========   ===========
 Net income (loss) per weighted average limited
          partnership unit                              $     2.86   $      (10.27)  $      (17.34)     $     (3.67)  $     (1.48)
                                                        ==========   =============   =============      ===========   ===========

 Distributions to our limited partners                  $       -    $         -     $   1,645,916      $10,129,308   $10,632,716
                                                        ==========   =============   =============      ===========   ===========
 Distributions per weighted average
          limited partnership unit                      $       -    $         -     $        1.67      $     10.25   $     10.75
                                                        ==========   =============   =============      ===========   ===========
 Distributions to our General Partner                   $       -    $         -     $      16,627      $   102,316   $   100,023
                                                        ==========   =============   =============      ===========   ===========

                                                                                     December 31,
                                                                                     ------------
                                                          2005            2004            2003             2002              2001
                                                          ----            ----            ----             ----              ----
 Total assets                                          $15,253,325   $  15,792,239   $  52,063,556      $90,134,303   $104,334,907
                                                       ===========   =============   =============      ===========   ============
 Notes payable                                         $ 4,698,538   $   8,174,001   $  36,156,703      $54,894,665   $ 50,984,856
                                                       ===========   =============   =============      ===========   ============
 Partners' equity                                      $ 8,017,238   $   5,161,112   $  15,403,333      $34,366,112   $ 48,294,920
                                                       =====-=====   =============   =============      ===========   ============


(a) In 2004, we recorded a loss on sales of equipment of approximately $1,738,000 or approximately $1.70 per weighted average limited partnership unit outstanding. In 2003, we recorded a loss on leveraged leases of approximately $1,488,000 or approximately $1.50 per weighted average limited partnership unit outstanding. In addition, during 2002, total revenue increased due to a gain of approximately $2,600,000, or approximately $2.60 per weighted average limited partnership unit outstanding.

(b)  During  the  years  ended  December  31,  2004,  2003 and 2002 we  recorded impairment  losses of approximately  $7,862,000  $7,850,000 and $350,000 or approximately $8.00, $8.00 and $0.50 per weighted average limited partnership unit, respectively.

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Our General Partner's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Part I. Forward-Looking Statements" and "Item 1A. Risk Factors" located elsewhere in this Annual Report on Form 10-K.

     Overview

     We are an equipment leasing business formed on May 23, 1995. We began active operations on January 19, 1996. We primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases was financed, so these leases generated little or no current cash flow because substantially all of the rental payments received from the lessees was paid to lenders. For these "growth" leases, we anticipated that the future value of the leased equipment would exceed the cash portion of the purchase price paid for the equipment. We ended our "reinvestment" period on November 9, 2002 and began our disposition period wherein we are seeking to sell our assets in the ordinary course of business.

     Lease and Other Significant Transactions

     During the years ended December 31, 2005 and 2004, we engaged in the following purchases, financings, sales and lease modifications of leased equipment. We did not purchase, finance, sell or modify any equipment or leases for the year ended December 31, 2003.

     Sodium Chlorate Production Facility

     On March 28, 2005, we assigned our entire 50% interest in a finance lease with EKA Chemicals, Inc. ("EKA Chemicals") to ICON Income Fund Nine, LLC ("Fund Nine") for $745,000. This assignment was made in order for us to repay our outstanding debt obligation to Fund Nine pursuant to the terms and conditions of a contribution agreement we entered into with some of our affiliates in connection with the line of credit agreement we had with Comerica Bank. Our General Partner estimated that this amount was the fair value based upon the expected future cash flows of our interest in EKA Chemicals on March 28, 2005.

     North Sea Cash Flow

     On February 23, 2005, we assigned to ICON Income Fund Eight B L.P. ("Fund Eight B") and Fund Nine 2.69% and 3.02%, respectively, of our rights to the profits, losses, and cash flows from our limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with the Charterer for $672,992 and $755,000, respectively. We assigned our rights to Fund Eight B and Fund Nine as repayment of our outstanding debt obligation to each of them pursuant to the terms and conditions of a contribution agreement that we entered into with each of them in connection with the line of credit agreement that we had with Comerica Bank. This amount represented the proportionate fair value of our interest in the mobile offshore drilling rig at February 23, 2005. Fair value of the mobile offshore drilling rig was determined by our General Partner using an independent third party appraisal and cash flow analysis.

     On November 24, 2004, we assigned to Fund Eight B, Fund Nine and ICON Income Fund Eight A L.P. ("Fund Eight A") 3.24%, 2.6% and 0.8%, respectively, of our rights to the profits, losses, and cash flows from our limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with the Charterer for $810,000, $650,000 and $200,000, respectively. We assigned our rights to Fund Eight B, Fund Nine and Fund Eight A as repayment of our outstanding debt obligation to each of them pursuant to the terms and conditions of a contribution agreement that we entered into with each of them in connection with the line of credit agreement that we had with Comerica Bank. This amount represented the proportionate fair value of our interest in the mobile offshore drilling rig at November 24, 2004. The fair value of the mobile offshore drilling rig was determined by our General Partner using an independent third party appraisal and cash flow analysis.

     Sale of AZ3 Lease

     During October 2004, title passed on material handling equipment on lease to AZ3 after the company made its final renewal lease payment in conjunction with a lease which expired in July 2002. We realized a net loss of approximately $25,000 on the sale of this equipment.

     Sale of Supply Vessels

     We were the sole owner of two marine tug supply vessels originally on charter to affiliates of Seacor Smit, Inc. These vessels were not subject to any outstanding debt. On September 20, 2004 and again on October 10, 2004, respectively, we sold these two tug supply vessels to Gulf Ocean Marine Services, Inc. The sale price for each vessel was $500,000. For the first vessel, we realized a net loss of $790,420 from the sale on September 20, 2004 and accounted for this loss as a loss on the sales of equipment in the third quarter of 2004. Based upon the sale of the first vessel, we recorded an impairment loss for the second vessel of $790,420 in the third quarter of 2004. We realized no gain on the sale of the second vessel that was sold on October 10, 2004.

     We were also the sole owner of an additional five marine supply vessels originally on charter to affiliates of Seacor Marine, Inc. (the "Vessels"). These Vessels were subject to outstanding non-recourse debt with Fleet Capital Corp. ("Fleet"). During September 2003, Fleet took control of the Vessels and commenced remarketing efforts under the terms of their financing agreement with us. On May 12, 2004, Fleet sold the Vessels, which resulted in aggregate sale proceeds of $3,580,000. At the time of sale, the outstanding non-recourse debt relating to the Vessels was $7,138,369; therefore all proceeds from the sale were used repay the outstanding non-recourse notes. As a result of the sale of the Vessels, we recorded an aggregate loss on lease termination of approximately $623,000, which represented the Vessels net book value at that time.

     Coal Handling Facility

     On September 24, 2004, we assigned our entire 0.5025% ownership interest in ICON BF, LLC ("ICON BF"), an entity also managed by our General Partner, to Fund Eight A for $65,325. This assignment was made in order for us to repay our outstanding debt obligation to Fund Eight A pursuant to the terms and conditions of a contribution agreement that we entered into with some of our affiliates in connection with the line of credit agreement that we had with Comerica Bank. This amount represented the estimated fair value of our interest in ICON BF at September 24, 2004. This amount was determined by our General Partner to represent the fair value of our interest in ICON BF based upon the expected net proceeds from the sale of the coal handling facility.

     In accordance with the agreement dated September 24, 2004 between us and Fund Eight A relating to Fund Eight A's acquisition of our 0.5025% ownership interest in ICON BF, Fund Eight A paid us approximately $3,000 based upon the difference between the estimated sales price used to calculate the fair value of ICON BF at the time of our assignment to Fund Eight A and the actual sales price of this facility.

     Assignment of Interest in ICON Cheyenne

     On September 23, 2004, we assigned 9.04% of our interest in ICON Cheyenne LLC ("ICON Cheyenne"), an entity also managed by our General Partner, to Fund Eight B for $204,384. This assignment was made in order for us to repay our outstanding debt obligation to Fund Eight B pursuant to the terms and conditions of a contribution agreement that we entered into with some of our affiliates in connection with the line of credit agreement that we had with Comerica Bank. This amount represented the estimated fair value, which was determined by our General Partner using discounted cash flow projections for the portfolio of our interest in ICON Cheyenne at September 23, 2004.

     Lease Modification and Acquisition of 1976 McDonnell Douglas DC-10-30

     We have an ownership interest in ICON Cash Flow Partners L.L.C. III ("LLC III"), an entity that owns a 1976 McDonnell Douglas DC-10-30 (the "Aircraft") on lease with World Airways. Effective September 1, 2004, this lease was modified to a fixed rental of $50,000 per month plus maintenance reserves and the term was extended through September 2006. Aviation, an unrelated third party who was the seller in the acquisition of the Aircraft is entitled to receive 50% of all residual proceeds of the Aircraft pursuant to a Residual Sharing Agreement (the "Agreement"). Residual proceeds include gross proceeds from any of the following: the sale, lease, renewal lease or extension or financing or refinancing of the Aircraft and casualty payments. Such gross proceeds may be reduced, but not below zero, for recovery expenses, remarketing expenses, any reasonable out-of-pocket costs incurred by us and an amount calculated to provide us with a consistent rate of return, as defined in the Agreement. At December 31, 2005, there is a maintenance reserve of approximately $2,186,000. If the maintenance reserves are not fully utilized any remaining monies will be divided between us and Aviation as stipulated in the Agreement. Additionally, Aviation has a remarketing agreement with us to manage the operations of and to remarket the Aircraft for sale or lease. For this service Aviation receives a monthly remarketing fee of $10,667.

     On December 28, 2005, ICON Cash Flow Partners, L.P., Series E ("Series E") sold its entire 1.0% ownership interest in LLC III to us for approximately
$20,000, which was determined to be the fair value. Our General Partner estimated that this amount was the fair value based upon cash flow analysis of the remaining rental payments and disposition proceeds. At December 31, 2005, LLC III is a wholly-owned subsidiary of ours.

     Sale of 1979 McDonnell Douglas DC-10-30 Aircraft

     We had an ownership interest in a DC-10-30 aircraft subject to a lease with Federal Express Corporation that expired on July 2, 2004. The aircraft was subject to non-recourse debt that had a balloon payment of approximately $9,600,000 due at lease end. Pursuant to the terms and conditions of the loan agreement, we entered into a residual value insurance agreement (the "Residual Insurance Agreement") with an unrelated third party. Under the terms of the Residual Insurance Agreement, the insurer was required to pay the insured amount to the lender at the expiration of the lease if the balloon payment was not made by us at lease end. We were unable to make the required balloon payment when due or successfully refinance the debt. As a result, the insurer, pursuant to the terms of the Residual Insurance Agreement, notified us of their intention to pay the insured amount of $10,200,000 at lease end, resulting in title of the aircraft transferring to the insurer. As a result, we received proceeds of $520,293, net of the $9,679,707 paid to the non-recourse lender at lease end.

     Sale of Boeing 767-300ER Aircraft

     During July 2004, one of our joint ventures, ICON Aircraft 24846 LLC, sold its only asset, a Boeing 767-300ER, which resulted in a realized net loss of approximately $601,800.

     Sale of CSK Auto Lease

     During June 2004, we sold equipment which had been on lease to CSK Auto, Inc. and recognized a gain of approximately $10,000 on this sale.

     Current Business Environment and Outlook

     The United States economy appears to be recovering, and the leasing industry's outlook for the foreseeable future is encouraging. The November 2005 Economic Vital Signs Report by the United States Joint Economic Committee stated that fears stemming from the economic impact of natural disasters appears unfounded and gross domestic product ("GDP") increased 3.8% during the third quarter 2005. As conditions for capital investment remain favorable and indicate continued growth, we anticipate that capital spending by corporations should continue to increase in 2006. Increased capital spending may increase available leases thereby creating more opportunities in the leasing market. We believe the leasing industry's outlook for the foreseeable future is encouraging.

     Other factors that may negatively affect the leasing industry are the proposed legal and regulatory changes that may affect tax benefits of leasing and the continued misperception by potential lessees, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as economic growth continues and interest rates inevitably begin to rise over time, we are optimistic that more lessees will return to the marketplace.

     New Accounting Pronouncements

     On June 1, 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable for fiscal years beginning after December 15, 2005. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. We do not expect the adoption of SFAS 154 to have an impact on our financial position or results of operations.

     Our General Partner does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

     Critical Accounting Policies

     An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require our General Partner to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all periods presented. We consider the following accounting policies to be critical to our business:

o        Lease classification and revenue recognition
o        Asset impairments
o        Depreciation

     Lease Classification and Revenue Recognition

     The equipment we leased or continue to lease to third parties is classified either as a finance lease, a leveraged lease, or an operating lease, which is determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the related lease for both a finance lease and a leveraged lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

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

     For leveraged leases, we record, at lease inception, our net investment in the equipment, which consists of the minimum lease payments receivable, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income over the life of the lease at a constant rate of return on the positive net investment.

     For operating leases, income is recorded as rental income and is recognized on the straight line method over the lease term.

     Our General Partner has an investment committee that approves each new equipment acquisition and lease transaction. As part of its process, it determines the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

     Asset Impairments

     The significant assets in our asset portfolio are periodically reviewed, at least annually, by our General Partner, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our General Partner uses independent qualified third party appraisers to assist in the review process. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy our residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third party notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the note payable is repaid in full.

     Depreciation

     We record depreciation expense on equipment subject to leases that are classified as operating leases. In order to calculate depreciation we first determine the depreciable equipment cost, which is the cost less estimated residual value. The estimated residual value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually by our General Partner to determine whether an impairment charge may be required. Our General Partner uses independent qualified third party appraisers to assist in the review process. Depreciation expense is recorded on a straight-line basis over the term of the related lease.

     Results of Operations for the Years Ended December 31, 2005 ("2005") and 2004 ("2004")

     We began our disposition period on November 10, 2002. At December 31, 2005, we have several remaining assets. During the disposition period, we will sell our assets in the ordinary course of business. As we sell our assets both rental income and finance income will decrease over time as will expenses related to our assets, such as depreciation expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold, we will experience both gains and losses on these sales.

         Revenue for 2005 and 2004 are summarized as follows:

                                                                    Years Ended December 31,
                                                                    ------------------------
                                                               2005          2004            Change
                                                               ----          ----            ------
 Total revenue                                             $9,595,736   $   2,677,226   $   6,918,510
                                                           ==========   =============   =============

 Rental income                                             $  600,000   $     439,685   $     160,315
 Finance income                                            $    1,928   $      13,467   $     (11,539)
 Net income (loss) from leveraged leases                   $      -     $   1,078,481   $  (1,078,481)
 Income from investments in joint ventures                 $8,876,727   $   2,840,420   $   6,036,307
 Net gain (loss) on sales of equipment                     $   96,707   $  (1,738,180)  $   1,834,887
 Interest and other income                                 $   20,374   $      43,353   $     (22,979)


     Total revenue for 2005 increased by $6,918,510, or 258.4%, as compared to 2004. The increase in total revenue was due primarily due to a loss on disposal of assets during 2004 for which there was no corresponding amount in 2005. During 2005, our income from investments in joint ventures increased due to our investment in North Sea (Connecticut) Limited Partnership. Additionally, there was an increase in rental income which was due to the World Airways, Inc. lease modification on September 1, 2004. This increase in total revenue was partially offset by a decrease in income from leveraged leases which were terminated during 2004. The decrease in income from investments in joint ventures was due primarily to losses incurred by the ICON Cheyenne joint venture and the SAS joint venture.

         Expenses for 2005 and 2004 are summarized as follows:

                                                                     Years Ended December 31,
                                                                     ------------------------
                                                               2005         2004            Change
                                                               ----         ----            -------
 Total expenses                                            $6,739,610   $  12,919,447   $  (6,179,837)
                                                           ==========   =============   =============

 Impairment loss                                           $4,862,584   $   7,861,680   $  (2,999,096)
 Depreciation and amortization                             $  662,464   $   2,792,845   $  (2,130,381)
 Interest                                                  $  301,240   $   1,104,016   $    (802,776)
 Remarketing expenses                                      $  245,570   $         -     $     245,570
 Vessel maintenance expense                                $       -    $      49,641   $     (49,641)
 General and administrative                                $  670,307   $     705,550   $     (35,243)
 Management fees - General Partner                         $       -    $     387,287   $    (387,287)
 Administrative expense reimbursement - General Partner    $       -    $     154,958   $    (154,958)
 (Reversal) provision for doubtful accounts                $       -    $    (134,391)  $     134,391
 Minority interest                                         $   (2,555)  $     (2,139)   $        (416)


     Total expenses for 2005 decreased by $6,179,837, or 47.8%, over 2004. There was an overall decrease in expenses generally in every expense category. The impairment loss for 2005 was related to the equipment held for sale and our investment in unguraranteed residual value of approximately $1,321,000 and $3,542,000, respectively. The impairment loss was based upon recent market data from sales of similar assets to unrelated third parties which indicated our net book value was greater than the fair value of the assets. During 2004, we recorded an impairment loss on several leased equipment assets because our net book value was determined to be greater than the sales price we were offered for the equipment. The decrease in depreciation expense was consistent with our disposition period since we have sold a majority of our leased equipment. Effective July 1, 2004, our General Partner agreed to waive its management fees and administrative expense reimbursements. These fees were charged in prior years.

     Net Income (Loss)

     As a result of the foregoing factors, the net income for 2005 was $2,856,126, as compared to a net loss for 2004 of $(10,242,221). The net income per weighted average limited partnership unit outstanding for 2005 was $2.86, as compared to a net loss per weighted average limited partnership unit outstanding for 2004 of $(10.27).

     Results of Operations for the Years Ended December 31, 2004 ("2004") and 2003 ("2003")

         Revenue for 2004 and 2003 are summarized as follows:


                                                                    Years Ended December 31,
                                                                    ------------------------
                                                              2004            2003          Change
                                                              ----            ----          ------
 Total revenue                                            $ 2,677,226   $   1,576,532   $   1,100,694
                                                          ===========   =============   =============

 Rental income                                            $   439,685   $   1,365,201   $    (925,516)
 Finance income                                           $    13,467   $      82,070   $     (68,603)
 Net income (loss) from leveraged leases                  $ 1,078,481   $  (1,488,462)  $   2,566,943
 Income from investments in joint ventures                $ 2,840,420   $   1,241,857   $   1,598,563
 Net gain (loss) on sales of equipment                    $(1,738,180)  $     120,524   $  (1,858,704)
 Interest and other income                                $    43,353   $     255,342   $    (211,989)


     Total revenue for 2004 increased $1,100,694, or 69.8%, as compared to 2003. The increase in net income was primarily from our leveraged leases and income from investments in joint ventures. The increase in net income from leveraged leases was due to an impairment loss of $3,400,000 in 2003 that we recorded on our McDonnell Douglas DC-10-30F. This impairment loss was netted against net income from leveraged leases in 2003 as compared to 2004 in which we recorded an impairment loss of $4,700,000 on the same aircraft which was classified as an expense for reporting purposes. The increase in income from investment in joint ventures was due to an increase in the net income of several of the joint ventures in 2004. The decrease in rental income and (loss) gain on disposal of assets was due to the termination of equipment leases and the equipment being sold for amounts less then had been recorded on our books.

         Expenses for 2004 and 2003 are summarized as follows:


                                                                    Years Ended December 31,
                                                               2004           2003          Change
                                                               ----           ----          ------
 Total expenses                                            $12,919,447  $  18,876,768   $  (5,957,321)
                                                           ==========   =============   =============

 Impairment loss                                           $ 7,861,680  $   7,850,000   $      11,680
 Depreciation and amortization                             $ 2,792,845  $   5,979,354   $  (3,186,509)
 Interest                                                  $ 1,104,016  $   2,682,524   $  (1,578,508)
 Remarketing expenses                                      $       -    $       -       $         -
 Vessel maintenance expense                                $    49,641  $     763,485   $    (713,844)
 General and administrative                                $   705,550  $     790,717   $     (85,167)
 Management fees - General Partner                         $   387,287  $     595,157   $    (207,870)
 Administrative expense reimbursement - General Partner    $   154,958  $     242,909   $     (87,951)
 (Reversal) provision for doubtful accounts                $  (134,391) $       -       $    (134,391)
 Minority interest                                         $    (2,139) $     (27,378)  $      25,239


     Total expenses for 2004 decreased by $5,957,321, or 31.6%, as compared to 2003. The decrease in depreciation expense was due primarily to the reduction in the size of our portfolio due to our selling our assets during our disposition period. The decrease in interest expense was due to a decrease in the average amount of debt outstanding in 2004 as opposed to the amount outstanding in 2003. The decrease in vessel maintenance was due to the reduction in storage and remarketing costs associated with the off-lease vessels during 2004. The decreases in management fees - General Partner and administrative expense reimbursement - General Partner resulted from the overall decrease in the average size of our lease portfolio during 2004. The decrease in amortization of initial direct costs resulted from the decrease in the average size of our finance lease portfolio during 2004.

     Net Loss

     As a result of the foregoing factors, the net loss for 2004 was $10,242,221, as compared to a net loss for 2003 of $17,300,236. The net loss per weighted average number of limited partnership unit outstanding for 2004 was $10.27 as compared to the net loss per weighted average number of limited partnership unit outstanding for 2003 of $17.34.


     Liquidity and Capital Resources

     Sources and Uses of Cash

     At December 31, 2005 and 2004, we had cash and cash equivalents of $151,326 and $96,364, respectively. Historically, our main source of cash has been from investing and financing activities. Our main use of cash has been from financing activities.

     Our main source of cash during 2005 and 2004 was from investing activities and was generated from sales of equipment of approximately $392,000 and $1,549,000, respectively. Additionally, we received distributions from our joint ventures during 2005 and 2004 of approximately $20,000 and $959,000, respectively. During 2005 and 2004, we received loans and advances from affiliates of approximately $2,173,000 and $2,135,000, respectively. These loans and advances were made in accordance with the contribution agreement between us, several of our affiliates and Comerica Bank. During 2005 and 2004, we generated approximately $372,000 and $702,000, respectively, from operating activities from finance leases that had no non-recourse debt.

     Our primary cash outflows during 2005 and 2004, was from financing activities and was principal payments on our recourse debt of approximately $2,423,000 and $5,446,000, respectively.

     Financings and Borrowings

     We have one recourse note payable at December 31, 2005 in the aggregate amount of $4,698,538. This recourse note payable is due on November 27, 2006, accrues interest at 5.0% per year and requires monthly interest only payments beginning December 31, 2005. We were required to prepay $500,000 of interest, which was being amortized into operations as interest expense through the date monthly interest payments began on December 31, 2005.

     Effective March 8, 2005, we and Fund Eight A, Fund Eight B, Fund Nine and Fund Ten (the "Borrowers") entered into a Seventh Amendment to the Loan and Security Agreement with Comerica Bank (the "Loan and Security Agreement"). This Agreement released us from all of our obligations under the Loan and Security Agreement. As such, we are no longer a party to the line of credit.

     During 2004 and 2005, certain of the Borrowers paid a portion of our outstanding obligations to Comerica Bank. As required under the terms of the contribution agreement that we entered into with some of our affiliates in connection with the Loan and Security Agreement, we were required to promptly repay these Borrowers the amounts paid on our behalf. Since we did not have sufficient liquidity to repay these Borrowers, we assigned to them interests in certain of our joint venture and limited partnership investments as full repayment of monies due to them as follows:

o On March 28, 2005, we assigned our entire 50% interest in a finance lease with EKA Chemicals to Fund Nine for $745,000. This amount represented the fair value of our interest in EKA Chemicals on March 28, 2005. This amount was determined by our General Partner to represent the fair value of EKA Chemicals based upon the expected future cash flows from our interest in EKA Chemicals.

o On February 23, 2005, we assigned to Fund Eight B 2.69% and to Fund Nine 3.02% of our rights to the profits, losses, and cash flows from our limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with the Charterer for
     $672,992 and $755,000, respectively. These amounts represent the proportionate fair value of our interest in the mobile offshore drilling rig at February 23, 2005. Fair value of the mobile offshore drilling rig was determined by our General Partner using an independent third party appraisal and cash flow analysis.

o On November 24, 2004, we assigned to Fund Eight B 3.24%, Fund Nine 2.6% and Fund Eight A 0.8%, of our rights to the profits, losses, and cash flows from our limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with the Charterer for $810,000, $650,000 and $200,000, respectively. These amounts represent the proportionate fair value of our interest in the mobile offshore drilling rig at November 24, 2004. The fair value of the mobile offshore drilling rig was determined by our General Partner using an independent third party appraisal and cash flow analysis.

o On September 24, 2004, we assigned our entire 0.5025% interest in ICON BF valued at $65,325 to Fund Eight A. This amount represented the estimated fair value of our interest in ICON BF at September 24, 2004. This amount was determined by our General Partner to represent the fair value of our interest in ICON BF based upon the expected net proceeds from the sale of the coal handling facility. Fund Eight A later paid us approximately $3,000 based upon the difference between the estimated sales price used to calculate the fair value of ICON BF at the time of our assignment to Fund Eight A and the actual sales price of this facility.

o On September 23, 2004, we assigned 9.04% of our interest in ICON Cheyenne to Fund Eight B for $204,384. This amount represented the estimated fair value of our interest in ICON Cheyenne at September 23, 2004. Fair value was determined by our General Partner using discounted cash flow projections for ICON Cheyenne's portfolio.

     Based upon current level of operations, our General Partner believes that with the cash we have currently available, cash distributions that we expect to receive from our joint ventures and proceeds from equipment sales, we have sufficient cash to meet our short-term liquidity needs and complete our disposition period. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessee's business that are beyond our control. See "Item 1A. Risk Factors."

     Contractual Obligations and Commitments

     At December 31, 2005, we have total recourse debt outstanding totaling $4,698,538, which relates to a note payable. The maturity of the principal outstanding on our note payable consists of the following at December 31, 2005:


                                       Less Than 1      1 - 3      3 - 5    More Than 5
                         Total            Year          Years      Years       Years
                         -----            ----          -----      -----       -----
 Non-recourse debt  $   4,698,538    $   4,698,538    $     -    $     -     $     -
                    ==============   ==============   ========   ========    =======


     Off-Balance Sheet Transactions

         None.

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

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe to the best of our knowledge that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

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

Item 8.   Consolidated Financial Statements                               Page

         Index to Financial Statements                                     18

         Report of Independent Registered Public Accounting Firm           19

         Consolidated Balance Sheet at December 31, 2005 and 2004          20

         Consolidated Statement of Operations for the Years Ended
           December 31, 2005, 2004 and 2003                                22

         Consolidated Statement of Changes in Partners' Equity for the
           Years Ended December 31, 2003, 2004 and 2005                    23

         Consolidated Statement of Cash Flows for the Years Ended
           December 31, 2005, 2004 and 2003                                24

         Notes to Consolidated Financial Statements                        26

         Schedule II - Valuation and Qualifying Accounts                   S-1

The Partners
ICON Cash Flow Partners L.P. Seven


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners L.P. Seven (a Delaware limited partnership) and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2) of Form 10-K. These consolidated financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners L.P. Seven and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Partnership's reinvestment period ended November 9, 2002 and its disposition period commenced. During the disposition period the Partnership intends to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.

/s/ Hays & Company LLP

April 14, 2006
New York, New York

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                  December 31,

                                     ASSETS



                                                        2005             2004
                                                        -----            ----
 Cash and cash equivalents                             $   151,326      $    96,364
                                                       -----------      -----------

 Investments in finance leases:
      Minimum rents receivable                                   -        1,117,500
      Unearned income                                            -          (5,935)
                                                       -----------      -----------

         Net investments in finance leases                       -        1,111,565
                                                       -----------      -----------

 Investments in operating leases:
      Equipment, at cost                                 2,565,000        2,565,000
      Accumulated depreciation                         (1,388,850)        (833,310)
                                                       -----------      -----------

         Net investments in operating leases             1,176,150        1,731,690
                                                       -----------      -----------

 Restricted cash                                         2,285,723        1,943,000
 Equipment held for sale                                   165,152        1,776,131
 Investment in estimated unguaranteed residual values            -        4,686,758
 Investments in joint ventures                          11,241,860        3,813,458
 Due from General Partner and affiliates                         -          190,301
 Other assets, net                                         233,114          442,972
                                                       -----------      -----------

         Total assets                                  $15,253,325      $15,792,239
                                                       ===========      ===========



See accompanying notes to consolidated financial statements

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                  December 31,

                        LIABILITIES AND PARTNERS' EQUITY



                                                          2005             2004
                                                          ----             ----
 Notes and accrued interest payable - recourse         $ 4,698,538      $ 8,174,001
 Due to General Partner and affiliates                     132,499          341,323
 Security deposits and other payables                      219,327          255,487
 Maintenance reserve                                     2,185,723        1,843,000
 Minority interest                                               -           17,316
                                                       -----------      -----------

      Total liabilities                                  7,236,087       10,631,127
                                                       -----------      -----------

 Commitments and contingencies

 Partners' equity:
      General Partner                                     (768,734)        (797,295)
      Limited Partners (987,548 units outstanding,
         $100 per unit original issue price)             8,785,972        5,958,407
                                                       -----------      -----------

      Total partners' equity                             8,017,238        5,161,112
                                                       -----------      -----------

      Total liabilities and partners' equity           $15,253,325      $15,792,239
                                                       ===========      ===========



See accompanying notes to consolidated financial statements

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Operations
                            Years Ended December 31,



                                                          2005             2004             2003
                                                          ----             ----             ----
 Revenue:
      Rental income                                    $   600,000      $    439,685    $  1,365,201
      Finance income                                         1,928            13,467          82,070
      Net income (loss) from leveraged leases                    -         1,078,481      (1,488,462)
      Income from investments in joint ventures          8,876,727         2,840,420       1,241,857
      Net gain (loss) on sales of equipment                 96,707        (1,738,180)        120,524
      Interest and other income                             20,374            43,353         255,342
                                                       -----------      ------------     -----------

         Total revenue                                   9,595,736         2,677,226       1,576,532
                                                       -----------      ------------     -----------

 Expenses:
      Impairment loss                                    4,862,584         7,861,680       7,850,000
      Depreciation and amortization                        662,464         2,792,845       5,979,354
      Interest                                             301,240         1,104,016       2,682,524
      Remarketing expenses                                 245,570                 -               -
      Vessel maintenance expense                                 -            49,641         763,485
      General and administrative                           670,307           705,550         790,717
      Management fees - General Partner                          -           387,287         595,157
      Administrative expense reimbursement
        - General Partner                                        -           154,958         242,909
      (Reversal) provision for doubtful accounts                 -          (134,391)              -
      Minority interest                                    (2,555)            (2,139)        (27,378)
                                                       -----------      ------------     -----------

         Total expenses                                  6,739,610        12,919,447      18,876,768
                                                       -----------      ------------     -----------

 Net income (loss)                                     $ 2,856,126      $(10,242,221)   $(17,300,236)
                                                       ===========      ============    ============

 Net income (loss) allocable to:
      Limited partners                                 $ 2,827,565      $(10,139,799)   $(17,127,234)
      General Partner                                       28,561         (102,422)        (173,002)
                                                       -----------      -----------     ------------

                                                       $ 2,856,126      $(10,242,221)   $(17,300,236)
                                                       ===========      ============    ============

 Weighted average number of limited partnership
      units outstanding                                    987,548            987,548        987,548
                                                       ===========      =============   ============

 Net income (loss) per weighted average limited
      partnership unit                                 $      2.86      $     (10.27)   $     (17.34)
                                                       ===========      ============    ============


See accompanying notes to consolidated financial statements

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Consolidated Statement of Changes in Partners' Equity
                  Years Ended December 31, 2003, 2004 and 2005



                                                          Limited
                                                         Partners                                             Total
                                                           Units            Limited          General         Partners'
                                                        Outstanding        Partners          Partner          Equity
                                                        -----------        --------          -------          -------

 Balance , January 1, 2003                                987,548       $34,871,356     $   (505,244)      $34,366,112


 Cash distributions to partners                                 -        (1,645,916)         (16,627)       (1,662,543)

 Net loss                                                       -       (17,127,234)        (173,002)      (17,300,236)
                                                       -----------      -----------     ------------       -----------

 Balance, December 31, 2003                               987,548        16,098,206         (694,873)       15,403,333

 Net loss                                                       -       (10,139,799)        (102,422)      (10,242,221)
                                                       -----------      -----------     ------------       -----------

 Balance, December 31, 2004                               987,548         5,958,407         (797,295)        5,161,112

 Net income                                                     -         2,827,565          28,561          2,856,126
                                                       -----------      -----------     ------------       -----------

 Balance, December 31, 2005                               987,548       $ 8,785,972     $   (768,734)      $ 8,017,238
                                                       ===========      ===========     =============      ===========


See accompanying notes to consolidated financial statements

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,



                                                                               2005             2004               2003
                                                                               ----             ----               ----
 Cash flows from operating activities
      Net income (loss)                                                    $   2,856,126      $(10,242,221)    $(17,300,236)
      Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
            Rental income paid directly to lenders by lessees                          -                -          (674,894)
            Interest expense on non-recourse financing paid directly
               to lenders by lessees                                                   -          484,264         1,676,212
            Finance income                                                        (1,928)         (13,467)          (82,070)
            Net (income) loss from leveraged leases                                    -       (1,078,481)        1,488,462
            Income from investments in joint ventures                         (8,876,727)      (2,840,420)       (1,241,857)
            Net (gain) loss on sales of equipment                                (96,707)       1,738,180          (120,524)
            Impairment loss                                                    4,862,584        7,861,680         7,850,000
            Depreciation and amortization                                        662,464        2,792,845         5,979,354
            Non-cash portion of interest expense                                 196,911                -                -
            Reversal of provision for doubtful accounts                                -         (134,391)               -
            Minority interest                                                     (2,555)          (2,139)          (27,378)
         Changes in operating assets and liabilities:
            Collection of principal - non-financed receivables                   372,500          701,862         1,467,874
            Other assets                                                         (23,181)         523,514           283,049
            Due from/to General Partner and affiliates, net                      (18,523)       1,095,881          (311,633)
            Security deposits and other payables                                 (36,160)        (273,640)         (235,565)
            Maintenance reserve                                                  342,723               -                -
                                                                           -------------      -----------      ------------

 Net cash provided by (used in) operating activities                             237,527         613,467        (1,249,206)
                                                                           -------------      -----------      -----------

 Cash flows from investing activities:
      Contributions to investments in joint venture                                    -          (11,540)               -
      Proceeds from sales of equipment                                           392,086        1,548,754        1,050,865
      Increase in restricted cash                                               (342,723)                -                -
      Distributions received from joint ventures                                  20,322          958,915          671,137
                                                                           -------------      -----------      -----------

 Net cash provided by investing activities                                        69,685        2,496,129        1,722,002
                                                                           -------------      -----------      -----------

 Cash flows from financing activities:
      Cash distributions to partners                                                   -                -       (1,662,543)
      Proceeds from notes payable - recourse                                           -                -          690,000
      Principal payments on notes payable - recourse                          (2,422,992)      (5,446,072)        (453,901)
      Loans and advances from affiliates                                       2,172,992        2,135,000                -
      Distributions to minority interest in joint venture                         (2,250)          (3,416)          (3,043)
                                                                           -------------      -----------      -----------

 Net cash used in financing activities                                          (252,250)      (3,314,488)      (1,429,487)
                                                                           -------------      -----------      -----------

 Net increase in cash and cash equivalents                                        54,962        (204,892)         (956,691)
 Cash and cash equivalents, beginning of the year                                 96,364          301,256        1,257,947
                                                                           -------------      -----------      -----------

 Cash and cash equivalents, end of the year                                $     151,326      $    96,364      $   301,256
                                                                           =============      ===========      ===========

See accompanying notes to consolidated financial statements


                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,


                                                                                      2005            2004           2003
                                                                                      -----           -----         ----
 Supplemental disclosure of cash flow information:
      Cash paid during the year for interest                                         $   40,249     $   319,541    $ 1,006,312
                                                                                     ==========     ===========    ===========

 Supplemental disclosure of non-cash investing and financing activities:
      Principal and interest on finance lease paid directly to lenders by lessees    $       -      $ 5,766,418    $ 4,397,927
                                                                                     ==========     ===========    ===========
      Notes payable - non-recourse relinquished with sale of equipment               $       -      $16,847,494    $         -
                                                                                     ==========     ===========    ===========
      Transfer of investment in operating leases, net of accumulated
         depreciation, to equipment held for sale or lease                           $       -      $ 4,778,474    $10,389,766
                                                                                     ==========     ===========    ===========
      Transfer of investment in finance leases to investment in operating lessees    $       -      $       -      $ 2,565,000
                                                                                     ==========     ===========    ==========
      Joint venture and finance lease interests assigned to affiliates
         in exchange for amounts owed                                                $2,172,992     $ 1,876,000    $        -
                                                                                     ==========     ===========    ===========
      Reduction of recourse debt through sale of interest in investment
            in estimted unguaranteed residual values                                 $1,145,000     $        -     $        -
                                                                                     ==========     ===========    ===========


                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(1)    Organization

     ICON Cash Flow Partners L.P. Seven (the "Partnership") was formed on May 23, 1995 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to leases. The Partnership will continue until December 31, 2015, unless terminated sooner.

     The Partnership's principal investment objective is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective, the Partnership: (i) acquired a diversified portfolio of leases and financing transactions; (ii) made monthly cash distributions to its partners commencing with each partner's admission to the Partnership, continuing through the reinvestment period, which ended on November 9, 2002; (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) during the disposition period, is disposing of its investments and is distributing the cash from sales to its partners.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs, including, but not limited to, the Partnership's equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% ownership interest in the Partnership.

     The Partnership's maximum offering was $100,000,000. The Partnership commenced business operations on its initial closing date, January 19, 1996 with the admission of 26,368 limited partnership units representing $2,636,795 of capital contributions. Between January 20, 1996 through September 16, 1998, the final closing date, 973,629 additional limited partnership units were sold representing $97,362,886 of capital contributions bringing the total admission to 999,997 limited partnership units sold representing $99,999,681 in capital contributions. Between September 17, 1998 and December 31, 2005 the Partnership redeemed 12,449 limited partnership units leaving 987,548 limited partnership units outstanding at December 31, 2005.

     Partners' capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return, compounded daily, on its outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

     The Partnership's reinvestment period ended November 9, 2002 and the Partnership commenced its disposition period. During the disposition period the Partnership is distributing substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.

     Consolidation and Minority Interest

     The  consolidated   financial   statements  include  the  accounts  of  the
Partnership and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(2)    Summary of Significant Accounting Policies

     The Partnership accounts for its noncontrolling interests in joint ventures and limited partnerships where the Partnership has influence on financial and operational matters, generally greater than 5% and less than 50% ownership interest, under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The Partnership accounts for investments in joint ventures and limited partnerships where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the Partnership's original investments are recorded at cost and reduced for distributions. All of the Partnership's investments in joint ventures and limited partnerships are subject to its impairment review policies.

     In joint ventures where the Partnership's ownership interest is majority owned, the financial condition and results of operations of the joint venture are consolidated with the results of the Partnership. Minority interest represents the minority owner's proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner's share of the earnings, losses and distributions of the joint venture.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less when purchased.

     Allowance for Doubtful Accounts

     The Partnership estimates collectibility of receivables by analyzing lessee concentrations, credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Partnership records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.

     Investments in Operating Leases

     Investments in operating leases are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the term of the related equipment lease to its estimated residual value at lease end. Upon final disposition of the equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the consolidated statement of operations. Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

     Asset Impairments

     The Partnership's asset portfolio is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the cash outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, an impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(2)    Summary of Significant Accounting Policies

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the Partnership's residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual position until the non-recourse note payable is repaid in full.

     Equipment Held for Sale

     Equipment held for sale or lease is recorded at the lower of cost or estimated fair value less anticipated costs to sell and consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

     Investment in Estimated Unguaranteed Residual Values

     The Partnership carries its investment in estimated unguaranteed residual values at cost. The value is equal to or less than fair value, and is subject to the Partnership's policy relating to impairment review.

     Redemption of Limited Partnership Units

     The Partnership may, at its discretion may, redeem units from a limited number of its limited partners in any one year, as provided for in the partnership agreement. The redemption amounts are calculated following a specified redemption formula in accordance with the partnership agreement. Redeemed units have no voting rights and do not share in distributions. Redeemed limited partnership units are accounted for as a reduction of partners' equity.

     Per Unit Data

     Net income (loss) and distributions per unit are based upon the weighted average number of units outstanding during the year.

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

     For finance leases, the Partnership records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(2)    Summary of Significant Accounting Policies - continued

     For leveraged leases, the Partnership recorded, at lease inception, the Patnership's net investment in the equipment, which consisted of the minimum lease payments receivable, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income was recognized as income over the life of the lease at a constant rate of return on the positive net investment.

     For operating leases, rental income is recognized on the straight line method over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

     Income Taxes

     No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

     Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial Instruments," requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information at December 31, 2005 and 2004 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments and the recorded value of recourse debt, approximates fair value due to their short-term maturities.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. Actual results could differ from those estimates.

     Recent Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable for fiscal years beginning after December 15, 2005. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Partnership does not expect the adoption of SFAS 154 to have an impact on its financial position or results of operations.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(2)    Summary of Significant Accounting Policies - continued

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

(3)    Joint Ventures

     The Partnership and its affiliates, entities managed and controlled by the General Partner, formed or otherwise entered into seven joint ventures, discussed below, for the purpose of acquiring and managing various assets. The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership and the other joint venturers generally have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venturers desire to sell their interests in the equipment or joint venture.

     The joint venture described below is majority owned and consolidated with the Partnership.

     ICON Cash Flow Partners L.L.C. III

     The  Partnership  along  with,  ICON Cash  Flow  Partners,  L.P.,  Series E
("Series E") formed ICON Cash Flow Partners L.L.C. III, ("LLC III") for the purpose of acquiring and managing a 1976 McDonnell Douglas DC-10-30 Aircraft (the "Aircraft"). The Partnership and Series E contributed 99% and 1% of the cash required for such acquisition, respectively. The original lease with Continental Airlines, Inc. expired on April 30, 2003. Effective May 1, 2003, the Aircraft was leased to World Airways, Inc. on a "power-by-the-hour" basis. Effective September 1, 2004, this lease was modified to a fixed rental of $50,000 per month plus maintenance reserves and the term was extended through September 2006.

     On December 28, 2005 Series E sold its entire 1.0% ownership interest in LLC III to the Partnership for approximately $20,000 which was determined to be the fair value of Series E's interest in LLC III. Fair value was determined by the General Partner based upon cash flow analysis of the remaining rental payments and the excess amounts included in the maintenance reserve escrow account. At December 31, 2005, LLC III is a wholly-owned subsidiary of the Partnership.

     Aviation Investors, Inc. ("Aviation"), an unrelated third party who was the seller in the acquisition of the Aircraft, is entitled to receive 50% of all excess residual proceeds from the Aircraft pursuant to a Residual Sharing Agreement (the "Agreement"). Residual proceeds include gross proceeds from: the sale, lease, renewal lease or extension or financing of the Aircraft and casualty payments. The gross proceeds may be reduced, but not below zero, for recovery expenses, remarketing expenses, any reasonable out-of-pocket costs incurred by the Partnership, including remarketing fees paid to Aviation, and an amount calculated to provide the Partnership with a consistent rate of return, as defined in the Agreement. Additionally, Aviation has entered into a management agreement with the Partnership to manage the operations of and to remarket the Aircraft for sale or lease. For this service Aviation receives a monthly fee of $10,667.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(3)    Joint Ventures - continued

     In accordance with the terms of the lease agreement with World Airways, Inc., the Partnership receives monthly an amount which is reserved as a maintenance reserve to cover scheduled heavy maintenance work as required by the Federal Aviation Administration. This maintenance reserve was approximately $2,186,000 and $1,843,000, respectively, at December 31, 2005 and 2004. If the maintenance reserves are not fully utilized for the Aircraft, any unused amount will be divided between the Partnership and Aviation as stipulated in the Agreement.

      Investments in operating leases are summarized as follows at December 31:

                                               Year Ended December 31,
                                               -----------------------
                                                2005             2004
                                                -----            ----
 Aircraft                                   $  2,565,000    $   2,565,000

 Less: accumulated depreciation               (1,388,850)        (833,310)
                                            ------------    -------------

                                            $  1,176,150    $   1,731,690
                                            ============    =============


         The six joint ventures described below are minority owned by the Partnership.

     ICON Receivables 1997-A L.L.C.

     The Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D"), Series E and ICON Cash Flow Partners L.P. Six ("L.P. Six") contributed and assigned equipment leases, finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing their cash flow collections. The Partnership, Series D, Series E and L.P. Six owned interests of 19.97%, 17.81%, 31.19%, and 31.03%, respectively, in 1997-A.

     During 2004, 1997-A's operations were liquidated as the note holders had been fully repaid for their investment in 1997-A and the remaining receivables relating to the securitizations totaling $345,152, due from an affiliate of the General Partner relating to lease receivables, were written-off as uncollectible. The remaining cash balances were used to settle the final obligations of 1997-A.

     ICON Receivables 1997-B L.L.C.

     The Partnership and two affiliates, Series E and L.P. Six, contributed and assigned equipment leases, finance receivables and residuals to ICON Receivables 1997-B L.L.C. ("1997-B") for the purpose of securitizing their cash flow collections. The Partnership, Series E and L.P. Six owned 16.67%, 75.00% and 8.33% interests, respectively, in 1997-B.

     During 2004, 1997-B's operations were liquidated as the note holders had been repaid. The remaining cash balances were used to settle the final obligations of 1997-B.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(3)    Joint Ventures - continued

     ICON/Boardman Facility LLC

     The Partnership and two affiliates, L.P. Six and ICON Income Fund Eight A L.P. ("Fund Eight A") formed ICON/Boardman Facility LLC ("ICON BF") for the purpose of acquiring a coal handling facility on lease with Portland General Electric ("PGE"), a utility company. Prior to September 24, 2004, the Partnership, L.P. Six and Fund Eight A owned interests of 0.5025%, 0.5025% and 98.995%, respectively, in ICON BF.

     On September 24, 2004, the Partnership assigned its entire 0.5025% interest in ICON BF, valued at $65,325 to Fund Eight A. This assignment was made in order for the Partnership to repay its outstanding debt obligation to Fund Eight A pursuant to the terms and conditions of a contribution agreement the Partnership had entered into with some of its affiliates in connection with the line of credit agreement that the Partnership had with Comerica Bank. This amount represented the estimated fair value of the Partnership's interest in ICON BF at September 24, 2004. The fair value of the Partnership's interest in ICON BF was estimated by the General Partner based on the expected net proceeds from the sale of the coal handling facility which was being negotiated at the time of the Partnership's assignment.

     ICON BF sold the coal handling facility to PGE effective May 27, 2005 for a sale price of approximately $21,250,000. ICON BF recognized a net gain on the sale of approximately $4,834,000.

     In accordance with an agreement between the Partnership and Fund Eight A relating to the assignment of the Partnership's 0.5025% ownership interest in ICON BF, Fund Eight A paid the Partnership approximately $3,000 representing the difference between the estimated sales price used to calculate the fair value of ICON BF at the time of the Partnership's assignment to Fund Eight A and the actual sales price received by ICON BF.

     ICON/AIC Trust

     The Partnership and two affiliates, L.P. Six and Fund Eight A formed ICON/AIC Trust ("AIC Trust") for the purpose of owning and managing a portfolio of leases for equipment located in England. On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, in exchange for a note receivable of (pound)2,575,000 ($3,744,822 converted at the exchange rate in effect at December 31, 2001), which was payable in six installments through June 2004. In July 2004, the final installment on the note was collected by AIC Trust and distributed to its beneficiaries. On September 30, 2004, AIC Trust was dissolved. The Partnership, L.P. Six and Fund Eight A owned a 30.76%, 25.51% and 43.73% interest, respectively.

     For the year ended December 31, 2004, the Partnership realized $129,646 of foreign currency translation gains from the transaction, which is included in income from investments in joint ventures in the accompanying consolidated statement of operations.

     ICON Aircraft 24846 LLC

     The Partnership and two affiliates, Fund Eight A and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a Boeing 767-300ER aircraft on lease to Scandinavian Airline Systems. The Partnership, Fund Eight A and Fund Eight B had ownership interests of 2.0%, 2.0% and 96.0%, respectively.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004


(3)    Joint Ventures - continued

     The aircraft was sold on July 29, 2004 and ICON Aircraft 24846 realized a net loss on the sale of approximately $601,800. The General Partner had determined that it was in the best interest of ICON Aircraft 24846 and its members to sell the Boeing 767-300ER aircraft to BTM Capital Corp., the lender, for an amount equal to the then outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors: (i) the aircraft's fair market value was estimated to be between $24,000,000 and $27,000,000 and the balance of the outstanding debt was $34,500,000; (ii) any new lease for the aircraft would have required an additional $850,000 in equity (at a minimum) in order to reconfigure the aircraft and upgrade the engines; and (iii) if ICON Aircraft 24846 were to continue to remarket the aircraft, the lender would have required interest only payments of approximately $100,000 per month until the aircraft was re-leased.

     ICON Cheyenne LLC

     The Partnership along with L.P. Six, Fund Eight A and Fund Eight B formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring and managing a portfolio of equipment leases consisting of over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases, of which at December 31, 2005, 16 remain active, with various expiration dates through September 2007.

     On September 23, 2004, the Partnership assigned a 9.04% interest in ICON Cheyenne to the Fund Eight B for $204,384. This assignment was made in order for the Partnership to repay its outstanding debt obligation to Fund Eight B pursuant to the terms and conditions of a contribution agreement that the Partnership entered into with some of its affiliates in connection with the line of credit agreement that the Partnership had with Comerica Bank. This amount represented the estimated fair value of the Partnership's interest in ICON Cheyenne at September 23, 2004. The fair value was determined by the General Partner using discounted cash flow projections for ICON Cheyenne's lease portfolio.

     At December 31, 2005, the Partnership, Fund Eight A, and Fund Eight B had ownership interests of 1.27%, 1.00% and 97.73%, respectively.

     In addition to the joint ventures discussed above, the Partnership formed a joint venture with unaffiliated entity for the purpose of owning an interest in a limited partnership which owns a mobile off-shore drilling rig.

     North Sea (Connecticut) Limited Partnership

     The Partnership entered into a limited partnership agreement with North Sea (Connecticut) Limited Partnership ("North Sea"), pursuant to which the Partnership acquired 100% of the Class C limited partnership interest in North Sea giving the Partnership a 50% equity interest in North Sea. The original purchase price for the Class C limited partnership interest was approximately $14,726,000, consisting of approximately $12,325,000 in cash and approximately $2,401,000 of non-recourse debt. North Sea exercised its option to acquire an interest in a drilling rig from its owner, which drilling rig had previously been acquired from, and simultaneously leased back to the operator. The lease was financed on a non-recourse basis with a bank; it was then refinanced and a portion of the loan proceeds were used to pay for the exercise price of the option, with the excess loan proceeds of $20,002,567 distributed to the partners (the Partnership received a $10,001,284 distribution which represented the Partnership's original 50% share). The other parties to this joint venture are not affiliates of the Partnership or the General Partner.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(3)    Joint Ventures - continued

     The operator has entered into a charter with the owner trustee of the drilling rig which has a monthly rental of approximately $436,000 that is paid semi-annually and was scheduled to expire on March 15, 2008.

     As discussed in Note 10, in connection with the Comerica Bank Loan and Security Agreement, the Partnership entered into a Contribution Agreement with the other Borrowers, which agreement permitted a Borrower to repay other Borrower's obligations to Comerica Bank as long as the repaid amounts were promptly reimbursed to the paying Borrower. The Partnership entered into the following transactions as repayment to Fund Eight A, Fund Eight B and ICON Income Fund Nine LLC ("Fund Nine") for amounts paid to Comerica Bank on the Partnership's behalf.

     On November 24, 2004, the Partnership assigned 0.8% of its rights in the profits, losses and cash flows from its limited partnership interest in North Sea valued at $200,000 to Fund Eight A, assigned 3.24% of its rights in the profits, losses and cash flows from its limited partnership interest in North Sea valued at $810,000 to Fund Eight B and assigned 2.6% of its rights in the profits, losses and cash flows from its limited partnership interest in North Sea valued at $650,000 to Fund Nine. Fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis. The Partnership realized a gain from these assignments of approximately $1,397,000, which is included in income from investments in joint ventures in the accompanying consolidated statements of operations for the year ended December 31, 2004.

     On February 23, 2005, the Partnership assigned to Fund Eight B an additional 2.69% of its rights in the profits, losses and cash flows from its limited partnership interest in North Sea valued at $672,992 and assigned an additional 3.02% of its rights in the profits, losses and cash flows from its limited partnership interest in North Sea valued at $755,000 to Fund Nine. This amount represented the proportionate fair value of our interest in the mobile offshore drilling rig at February 2, 2005. Fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis. The Partnership realized a gain from these assignments of approximately $1,172,000, which is included in income from investments in joint ventures in the accompanying consolidated statements of operations for the year ended December 31, 2005.

     The Partnership currently owns 87.65% of the rights to the profits, losses and cash flows from our Class C limited partnership interest in North Sea.

     On October 5, 2005, the Charterer notified the owner trustee of the rig that an "Event of Loss" occurred with respect to the rig in September 2005 as a result of Hurricane Rita. The charter provides that the Charterer will pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the "Stipulated Loss Value" of the rig. The "Stipulated Loss Value" for the rig will be determined according to the terms of the charter between the Charterer and the owner trustee of the rig. The "Stipulated Loss Value" is defined as the present value of the remaining charter hire payments due to the lender and the fair market value of the rig at the end of the charter. At this time, the Stipulated Loss Value has not been agreed. As permitted by and in compliance with the terms and conditions of the Partnership's limited partnership agreement, an affiliate of the General Partner financed and has agreed to continue to finance, on behalf of the Class C limited partner's interest, certain costs and expenses that have been and may be incurred by North Sea. These advances will be repaid from any monies received for the Stipulated Loss Value.

During the year ended December 31, 2005, North Sea recorded a gain of approximately $14.1 million related to the involuntary conversion of its sole asset as a result of the Event of Loss. North Sea also recorded an insurance receivable of approximately $22.8 million at December 31, 2005. North Sea's gain was determined based on the difference between the net book value of the rig and the amount of the insurance receivable. The insurance receivable does not represent the full amount of insurance proceeds that North Sea expects to receive and neither amount represents the final amount of the Stipulated Loss Value of the rig as determined according to the terms of the charter.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(3)    Joint Ventures - continued

     The unaudited information as to the financial position and results of operations of North Sea at December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 are summarized below:

                                                 December 31,
                                                 ------------
                                            2005             2004
                                            -----             ----
 Assets                                   $22,888,483      $ 9,174,080
                                          ===========      ===========
 Liabilities                              $11,981,360      $15,838,485
                                          ===========      ===========
 Equity                                   $10,907,123      $(6,664,405)
                                          ===========      ===========

                                           Years Ended December 31,
                                           ------------------------
                                       2005          2004         2003
                                       -----         -----        ----
 Net income                         $17,571,528   $ 3,070,860  $  2,743,802
                                    ===========   ===========  ============
 Partnership's share of net income  $ 7,700,722   $ 1,143,076  $  1,371,901
                                    ===========   ===========  ============

(4)    Investment in Estimated Unguaranteed Residual Values

     During July 1997, the Partnership entered into an option to acquire the residual interests in three Boeing 737-300 aircraft (the "Boeing Aircraft") on lease to Continental Airlines. On August 29, 2003, the Partnership re-negotiated the option, which resulted in the termination of the option in exchange for the Partnership obtaining an investment in the estimated unguaranteed residual values in the Boeing Aircraft. As part of the re-negotiation, the three recourse promissory notes payable by the Partnership, and incurred by the Partnership in connection with the original purchase of the option, were converted into a single recourse promissory note payable aggregating $5,843,538. This single recourse promissory note payable is due on November 27, 2006, accrues interest at 5.0% per annum and requires monthly interest only payments beginning December 31, 2005. The Partnership was required to prepay $500,000 which was being amortized into operations as interest expense through the date monthly interest payments begin in 2005.

     If any, or all, of the Boeing Aircraft are sold prior to the maturity date of the recourse promissory note payable on November 27, 2006, the Partnership may have all or a portion of the outstanding balance of the recourse promissory note payable forgiven, depending upon the total sales proceeds. If the Boeing Aircraft are sold after the maturity date of the recourse promissory note, the Partnership would be entitled to receive one-third of the net proceeds in excess of the net book value of Boeing Aircraft, as defined in the agreement. In addition, the Partnership is required to repay a portion of the recourse promissory note with 50% of the sales proceeds from any of its assets which are not subject to senior secured debt. The Partnership has not been required to make any principal payments to the lender under the terms of the recourse promissory note through December 31, 2005.

     On February 28, 2005, AAR Corp., the entity which owned the Boeing Aircraft, sold an interest in the Boeing Aircraft for approximately $15,000,000. As a result of this sale, the Partnership's principal balance on its recourse debt was reduced by $1,145,000. Additionally, the Partnership reduced its investment in estimated unguaranteed residual value by $1,145,000. At December 31, 2005, the General Partner determined, based upon the undiscounted cash flow analysis that the investment in unguaranteed residual values relating to the Boeing Aircraft were impaired and the Partnership recorded an impairment loss of approximately $3,542,000 against its investment.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

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

     For the years ended December 31, 2004 and 2003, the Partnership recorded impairment losses of $4,700,000 and $3,400,000, respectively, due to the reduction in the original estimated residual value based upon a current appraisal. The impairment loss for both years is netted against net loss from leverage leases in the accompanying consolidated statement of operations.

(6)    Investments in Finance Leases

     On March 28, 2005, the Partnership assigned its entire 50% interest in a finance lease with EKA Chemicals, Inc. to Fund Nine for $745,000. This assignment was made in order for the Partnership to repay its outstanding debt obligation to Fund Nine pursuant to the terms and conditions of a contribution agreement the Partnership entered into with some of its affiliates in connection with the line of credit agreement the Partnership had with Comerica Bank. This amount represented the fair value of the Partnership`s interest in EKA Chemicals, Inc. on March 28, 2005. This amount was determined by the General Partner to represent the fair value of the finance lease based upon the expected future cash flows.

(7)    Equipment Held for Sale

     The Partnership currently owns aircraft rotables for Boeing 737 and Airbus A310 aircraft. These rotables were formerly on lease to Sabena Technics and are currently off lease and in the process of being remarketed. The General Partner determined that the fair value of the rotables was less than originally estimated and the Partnership recognized an impairment loss of approximately $1,021,000 during 2005. The impairment was based upon recent market data from sales of similar assets to unrelated third parties. During the years ended December 31, 2005, 2004 and 2003, the Partnership received proceeds from the sales of these assets of approximately $192,000, $621,000 and $448,000, respectively.

     The Partnership was the sole owner of three supply tug vessels originally on charter to affiliates of Seacor Smit, Inc. As discussed below, two of the vessels were sold during 2004 and the third vessel was sold during 2005.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(7)    Equipment Held for Sale - continued

     On September 20, 2004 and again on October 10, 2004, the Partnership entered into two separate Memorandum's of Agreement (the "Agreements") with Gulf Ocean Marine Services, Inc., an unaffiliated third party, for the sale of the Gulf Pearl and Gulf Wind supply tug vessels, respectively. The sales occurred simultaneously with the execution of the Agreements. The sale price for each vessel was $500,000, and the Partnership recognized a loss on each sale of $790,420. The $790,420 loss on the first vessel sold on September 20, 2004, is included in net gain (loss) on sales of equipment in the accompanying consolidated statements of operations and the $790,420 loss on the second vessel sold on October 10, 2004 was recorded as an impairment loss in the accompanying consolidated statements of operations at December 31, 2004 based on the terms of the sale of the first vessel.

     At December 31, 2004, the General Partner also determined that the third vessel was impaired and accordingly recorded an additional impairment loss of $790,420. The determination of impairment was based upon an independent appraisal, the recent sales of the other vessels and the determination by the General Partner that this industry was not improving as previously believed. On May 18, 2005, the Partnership entered into a Memorandum of Agreement (the "Agreement") with Jettco Marine Transportation, Inc., an unaffiliated third party, for the sale of the third vessel. The sale occurred simultaneously with the execution of the Agreement. The sale price was $200,000 and the Partnership recognized an additional impairment loss of $300,000 during the first quarter of 2005.

     Additionally, the Partnership recorded an impairment charge of $7,850,000 relating to these vessels during the year ended December 31, 2003 which was due to a decrease in the fair value of these vessels as determined by the General Partner based upon information received from an independent appraisal.

     The Partnership was the sole owner of two joint ventures that owned five marine vessels originally on charter to affiliates of Seacor Marine, Inc. (the "Vessels"). These Vessels were subject to outstanding non-recourse debt with Fleet Capital Corp. ("Fleet"). In September 2003, Fleet took control of the Vessels and commenced remarketing efforts under the terms of their financing agreement with the Partnership. On May 12, 2004, Fleet sold the Vessels, which resulted in aggregate sale proceeds of approximately $3,580,000. At the time of sale, the outstanding non-recourse debt relating to the Vessels was $7,138,369; therefore all proceeds from the sale were used repay the outstanding non-recourse notes. As a result of the sale of the Vessels, the Partnership recorded a loss on sales of equipment of $622,872, which represented their net book value at that time.

     In August 2004, Fleet Capital Corp. ("Fleet") commenced an action against the Partnership for unspecified damages, alleging that the Partnership breached its obligations owed to Fleet under certain performance guaranties the Partnership entered into in connection with non-recourse loans made by Fleet. The loans were made to the Partnership's wholly-owned subsidiaries when these entities entered into a transaction to acquire supply tug vessels on charter with affiliates of SEACOR Marine, Inc. The Partnership and its subsidiaries counterclaimed, alleging, among other things, that Fleet breached its covenant of good faith and fair dealing. The action is currently pending in the Supreme Court of the State of New York, New York County. The parties are currently in the process of discovery and have agreed to enter into non-binding mediation in an attempt to settle the matter amicably. It is not possible at this early stage to determine the likelihood of the outcome, but the General Partner intends to vigorously defend this claim.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(8)    Notes Payable - Recourse

     Notes payable at December 31, 2005 and 2004 consisted of recourse obligations totaling $4,698,538 and $8,174,001, respectively. Included in the balance at December 31, 2004 was $2,422,992 which related to the line of credit discussed below. The recourse debt outstanding at December 31, 2005 relates to the promissory note payable to AAR Corp. described in Note 4 to the consolidated financial statements and is due on November 27, 2006. The Partnership expects to be able to repay this obligation from the distributions it anticipates that it will receive from the Partnership's investment in North Sea, as well as from the proceeds it anticipates that it will receive from the sale of other assets. The Partnership has no outstanding non-recourse debt at December 31, 2005.

(9)    Line of Credit

     On May 30, 2002, the Partnership, along with certain of its affiliates; Fund Eight A, Fund Eight B and Fund Nine (the "Initial Funds") entered into a $17,500,000 line of credit agreement with Comerica Bank. Effective August 5, 2004, the line of credit agreement was amended to add ICON Income Fund Ten, LLC ("Fund Ten") as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers. At December 31, 2004 the Partnership had advances under the line of credit of $2,242,992 which is included in notes payable recourse in the accompanying consolidated balance sheet.

     The Borrowers entered into a Contribution Agreement, dated May 30, 2002, as subsequently amended to include Fund Ten, pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the line of credit agreement in order to minimize the risk that a Borrower would be unable to repay its allocable portion of outstanding line of credit obligations at any time. On September 7, 2005, the Borrowers repaid and cancelled the line of credit with Comerica Bank and terminated the related contribution agreement. The Partnership is no longer party to any line of credit or contribution agreement.

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

     Effective March 8, 2005, the Borrowers entered into a Seventh Amendment to the Loan and Security Agreement with Comerica Bank. This Agreement with Comerica Bank released the Partnership from all obligations under the Loan and Security Agreement. As such, the Partnership is no longer a party to the $17,500,000 line of credit and the related Contribution Agreement was terminated on September 7, 2005.

(10)   Transactions with Related Parties

     Prior to July 1, 2004, the Partnership in accordance with the terms of the management agreement, paid the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the Partnership or through joint ventures and (ii) acquisition fees, through the reinvestment period, of 3% calculated based on the gross value of the Partnership's acquisition transactions. In addition, the General Partner is reimbursed for administrative expenses incurred in connection with the Partnership's operations.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(10)   Transactions with Related Parties - continued

     The General Partner performs certain services relating to the management of the Partnership's equipment leasing activities. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     Administrative expense reimbursements are costs incurred by the General Partner and necessary to the Partnership's operations. These costs include the General Partner's legal, accounting, investor relations and operations personnel, as well as, professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership. Excluded are salary and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner.

     Effective July 1, 2004, the General Partner voluntary decided to waive its right to future management fees and administrative expense reimbursements.

     The General Partner also has a 1% interest in the Partnership's profits and distributions. The Partnership paid no distributions to the General Partner for the years ended December 31, 2005 and 2004 and paid distributions to the General Partner of $16,627 for the year ended December 31, 2003. Additionally, the General Partner's interest in the Partnership's net income for the year ended December 31, 2005 was $28,561. The General Partner's interest in the
Partnership's net loss for the years ended December 31, 2004 and 2003 was $102,422 and $173,002, respectively.

     At December 31, 2005, the Partnership had a payable totaling $132,499 due to its General Partner for management fees and administrative expense reimbursements incurred in prior years and $3,948 of bank charges incurred by the Partnership during 2005 and paid by the General Partner. At December 31, 2004 the Partnership had a net payable of $341,323 due to the General Partner and affiliates which included $128,551 due to the General Partner for management fees and administrative expense reimbursements. Additionally, the General Partner advanced $175,000 to the Partnership that the Partnership used to partially repay the Comerica Bank line of credit. The Partnership repaid this advance to the General Partner during January 2005 without interest. At December 31, 2004, the Partnership owed $37,772 to various affiliates relating to outstanding balances owed by the Partnership to these affiliates under the contribution agreement.

     At December 31, 2004, the Partnership had a receivable of $190,301 which included $150,000 due from L.P. Six that related to distributions received by L.P. Six from AIC Trust on the Partnership's behalf. The Partnership received full payment from L.P. Six during January 2005. Additionally, the Partnership had a receivable of $40,301 due from several affiliates for expenses paid during 2004 on behalf of the affiliates. All amounts were repaid during January 2005.

     The Partnership owed $2,000,000 to Series D relating to the financing of the free cash portion, including the proceeds from the sale or disposal of equipment, relating to a leveraged lease transaction entered into by the Partnership. The Partnership exercised its right to prepay a portion of the financing with Series D, and the Partnership prepaid, $250,000 during 2002 and $1,253,625 during 2004. The lease expired July 2004. As a result, the Partnership recorded forgiveness of debt income of $496,375 which is included in net gain (loss) on sales of equipment in the accompanying consolidated statements of operations for the year ended December 31, 2004.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(10)   Transactions with Related Parties - continued

     As discussed in Notes 3 and 9, the Partnership assigned certain of its interests in joint ventures and finance leases during 2004 and 2005 to repay its affiliates for amounts paid by the affiliates under the terms of the Contribution Agreement.

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 2005, 2004 and 2003, respectively, were as follows:

                                           Years Ended December 31,
                                            ------------------------
                                          2005             2004         2003
                                          -----            -----        ----
 Management fees                         $     -       $   387,287   $  595,157
 Administrative expense reimbursements         -           154,958      242,909
                                         --------      -----------   ----------

                                         $     -       $   542,245   $  838,066
                                         ========      ===========   ==========


(11)   Concentrations

     The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits. The Partnership has placed these funds in a high quality institution in order to minimize the risk of loss.

     Concentrations of credit risk with respect to the Partnership's one remaining lessee are concentrated in the aircraft industry within the United States of America; accordingly, the Partnership is exposed to business and economic risk. Although the Partnership is concentrated in the domestic aircraft industry, the Partnership does not see a concentration problem due to the remaining short term life of the aircraft lease.

     For the year ended December 31, 2005, the Partnership had one lessee which accounted for approximately 100% of our total rental income and finance income. For the year ended December 31, 2004, the Partnership had two lessees which accounted for 77% of total rental income and finance income. For the year ended December 31, 2003, the Partnership had three lessees that accounted for 94% of total rental income and finance income.

(12) Income Taxes (Unaudited)

     No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any could adjust the individual income tax of the partners.

     At December 31, 2005 and 2004, the partners' capital accounts included in the consolidated financial statements totaled $8,017,238 and $5,161,112, respectively, compared to the partners' capital accounts for Federal income tax purposes of $15,210,351 and $12,001,483, respectively. The differences arise primarily from commissions reported as a reduction in the partners' capital accounts from financial reporting purposes but not for Federal income tax purposes, and temporary differences relating to direct finance leases, depreciation and provision for losses.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004


(12)   Income Taxes (Unaudited) - continued

     The following table reconciles net income (loss) for consolidated financial statement reporting purposes to the net loss for Federal income tax purposes as follows:


                                                                Years Ended December 31,
                                                                ------------------------
                                                           2005           2004             2003
                                                           -----          ----             ----
 Net income (loss) per consolidated
   financial statements                                $ 2,856,126     $(10,242,221)   $ (17,300,236)

 Adjustments for direct finance lease                     (118,673)        (838,438)       4,383,859
 Interest                                                       -         8,528,277        4,822,532
 Depreciation and amortization                           3,124,938         (294,127)      (2,140,232)
 Gain on sale of equipment                              (2,018,295)      11,070,836         (122,887)
 Other                                                    (635,242)       4,802,180           996,942
                                                       -----------     ------------    -------------

 Net income (loss) for Federal income tax purposes     $ 3,208,854     $ 13,026,507    $  (9,360,022)
                                                       ===========     ============    =============



(13) Selected Quarterly Financial Data (Unaudited)

     The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2005 and 2004:


                                                                         Quarters Ended in 2005
                                                                         -----------------------
                                                         March 31,        June 30,       September 30,    December 31,
                                                         --------         --------       -------------    ------------
 Revenue                                               $ 1,847,054      $   526,336     $    537,107       $ 6,685,239
                                                       ===========      ===========     ============       ===========
 Net income (loss) allocable to limited partners       $ 1,069,362      $  (990,572)    $    125,894       $ 2,622,881
                                                       ===========      ===========     ============       ===========
 Net income (loss) per weighted average
    limited partnership unit                           $      1.08      $     (1.00)    $       0.13       $      2.66
                                                       ===========      ===========     ============       ===========


                                                                         Quarters Ended in 2004
                                                                         ----------------------
                                                         March 31,        June 30,       September 30,    December 31,
                                                        ----------      ---------     ---------------  -------------
 Revenue                                               $ 1,156,982      $   715,162     $    520,002      $  285,080
                                                       ===========      ===========     =============     ==========
 Net loss allocable to limited partners                $(6,175,908)     $  (928,247)    $ (2,698,974)     $ (336,670)
                                                       ===========      ===========     ============      ==========
 Net loss per weighted average limited
    partnership unit                                   $     (6.25)     $     (0.94)    $      (2.73)     $    (0.35)
                                                       ===========      ===========     ============      ==========


                                   Schedule II

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                        Valuation and Qualifing Accounts


                                                     Balance At           Charged To                       Balance At
                                                      Beginning            Costs And                          End
                                                     Of Period             Expenses      Deduction          Of Period
                                                     ---------             --------      ---------          ---------
 Year ended December 31, 2005
 Allowance for doubtful accounts
 (deducted from investments in finance leases)         $     -            $      -      $       -         $      -


 Year ended December 31, 2004
 Allowance for doubtful accounts
 (deducted from investments in finance leases)         $239,516           $ (134,391)   $ (105,125)  (1)  $      -


 Year ended December 31, 2003
 Allowance for doubtful accounts
 (deducted from investments in finance leases)         $289,301           $      -      $  (49,785)       $   239,516



 (1) The finance lease terminated during 2004 and the Partnership reversed the remaining balance of the allowance for doubful accounts at December 31, 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the year ended December 31, 2005, we had no disagreements with our accountants on any matters of accounting or financial reporting.

Item 9A. Controls and Procedures

     Evaluation of disclosure controls and procedures

     In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2005, as well as the financial statements and Annual Reports on Form 10-K for the year ended December 31, 2005 for our General Partner and our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner's disclosure controls and procedures were effective.

     While evaluating our General Partner's disclosure controls and procedures, our General Partner recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our General Partner to hire additional skilled accounting staff to support the senior vice president of accounting hired by our General Partner at the end of the third quarter of 2004. Accordingly, our General Partner hired two additional accounting staff members during 2005 who are certified public accountants and are experienced with public reporting entities. Our General Partner will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our General Partner's opinion, to ensure the adequacy of our General Partner's disclosure controls and procedures.

     In designing and evaluating our General Partner's disclosure controls and procedures, our General Partner recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our General Partner's disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

     Our General Partner's Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this report.

Item 9B. Other Information

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant's General Partner

     Our General Partner, ICON Capital Corp., a Connecticut corporation, was formed in 1985. Our General Partner's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700. The officers of our General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     Our General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, our General Partner offers a broad range of equipment leasing services.

     Our General Partner performs certain functions relating to the management of our equipment. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

         Our General Partner's officers and directors are:

           Name        Age          Position
           -----       ----         -------
 Beaufort J. B. Clarke  59    Chairman, Chief Executive Officer and Director
 Paul B. Weiss          45    President and Director
 Thomas W. Martin       52    Chief Operating Officer, Chief Financial Officer
                               and Director


     Beaufort J. B. Clarke, has been our Chairman, Chief Executive Officer and Director since August of 1996. He was our President from August of 1996 until
December  31,  1998.  Prior to his present  positions,  Mr.  Clarke was founder,
President and Chief Executive Officer of Griffin Equity Partners, Inc. (a purchaser of equipment leasing portfolios) from October 1993 through August 1996. Prior to that, Mr. Clarke was President of Gemini Financial Holdings, Inc. (an equipment leasing company) from June 1990 through September 1993. Previously, Mr. Clarke was a Vice President of AT&T Systems Leasing. Mr. Clarke formerly was an attorney with Shearman and Sterling. Mr. Clarke received his B.A. from George Washington University and a J.D. degree from the University of South Carolina. Mr. Clarke has been in the equipment leasing business, as a business person and lawyer, since 1979.

     Paul B. Weiss, has been our President and Director since January 1, 1999. Mr. Weiss was our Director and Executive Vice President responsible for lease acquisitions from November of 1996 until December 31, 1998. Mr. Weiss served as Executive Vice President and co-founder of Griffin Equity Partners, Inc. from October of 1993 through November of 1996. Prior to that, Mr. Weiss was Senior Vice President of Gemini Financial Holdings, Inc. from 1991 to 1993 and Vice President of Pegasus Capital Corporation (an equipment leasing company) from 1988 through 1991. Mr. Weiss has a B.A. in Economics from Connecticut College. Mr. Weiss has been in the equipment leasing business since 1988.

     Thomas W. Martin, has been our Chief Operating Officer since February 2006 and has been our Chief Financial Officer and Director (and Director, President and Treasurer of the dealer-manager as well) since August of 1996. Mr. Martin was the Executive Vice President, Chief Financial Officer and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996. Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin has a B.S. degree from University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

     Code of Ethics

     Our General Partner on our behalf has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is available free of charge by requesting it in writing from our General Partner. Our General Partner's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

     We have no directors or officers. Our General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2005, 2004 and 2003.



Entity              Capacity        Description             2005          2004        2003
------              --------        -----------             ----          ----        ----
ICON Capital Corp.  General Partner Management Fees       $   -         $ 387,287   $ 595,157
                                                          ======        =========   =========
ICON Capital Corp.  General Partner Administrative Fees   $   -         $ 154,958   $ 242,909
                                                          ======        =========   ========


     Our   General   Partner   also  has  a  1%  interest  in  our  profits  and
distributions. For the year ended December 31, 2005 and 2004, we paid no distributions to our General Partner. We paid distributions to our General Partner of $16,627 for the year ended December 31, 2003. Our General Partner's interest in our net income for the year ended December 31, 2005 was $28,561. Our General Partner's interest in out net loss for the years ended December 31, 2004 and 2003 were $102,422, $173,002, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) We are a limited partnership and therefore do not have voting shares of stock. No person of record owns, or is known by us to own beneficially, more than 5% of any class of our securities.

     (b) As of March 31, 2006, Directors and Officers of our General Partner do not own any of our equity securities.

     (c) Our General Partner owns our equity securities, as follows: a General Partner Interest which represents initially a 1% and potentially a 10% interest in our income, gain and losses. Our General Partner owns 100% of our General Partner Interest.

Item 13. Certain Relationships and Related Transactions

     See Item 11 for a discussion of our related party transactions. See Notes 3 and 10 to our consolidated financial statements for a discussion of our investments in joint ventures and related party transactions.

Item 14. Principal Accountant Fees and Services

     During the years ended December 31, 2005 and 2004 our auditors provided audit services relating to our annual report on Form 10-K and our quarterly reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. Their fees are shown in the table below:

                            2005         2004
                            ----         ----

Audit fees              $  71,500     $ 71,500
Audit related fees            -            -
Tax fee (for compliance)   22,140       15,500
                        ---------     --------
                        $  93,640     $  87,000
                        =========     =========

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) 1. Financial Statements

     See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

         2. Financial Statement Schedules

               Financial Statement Schedule II - Valuation and Qualifying Accounts is filed with this Annual Report on Form 10-K. All other schedules, other than those listed above, have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

         3. Exhibits:

     31.1 Rule 13a-14(a)/15d-14(a) certifications.

     31.2 Rule 13a-14(a)/15d-14(a) certifications.

     32.1 Certification  pursuant to 18 U.S.C.  ss.1350,  as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification  pursuant to 18 U.S.C.  ss.1350,  as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Cash Flow Partners L.P. Seven by its General Partner, ICON Capital Corp.

Date: April 18, 2006

/s/ Beaufort J.B. Clarke
-------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole General Partner of the Registrant

Date: April 18, 2006

/s/ Beaufort J.B. Clarke
--------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 18, 2006

/s/ Paul B. Weiss
------------------
Paul B. Weiss
President and Director

Date: April 18, 2006

/s/ Thomas W. Martin
----------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual report or proxy material has been sent to security holders. An annual report will be sent to the partners and a copy will be forwarded to the Commission.

47