Form 10-Q
period 2006-03-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 2006-05-23
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarterly period ended             March 31, 2006
                                          --------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from ________________________to ______________________________

                        Commission File Number 000-27926
--------------------------------------------------------------------------------

                       ICON Cash Flow Partners L.P. Seven
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          13-3835387
--------------------------------------------------------------------------------
(State  or  other  jurisdiction of          (IRS Employer Identification Number)
incorporation or organization)

 100 Fifth Avenue, 4th Floor, New York, New York                 10011-1505
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

Number of outstanding limited partnership units of the registrant on May 1, 2006 is 987,378.

                       ICON Cash Flow Partners L.P. Seven
                                      Index


PART I - FINANCIAL INFORMATION                                                          Page

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 2006 (Unaudited) and
           December 31, 2005                                                              1

         Condensed Consolidated Statements of Operations for the three months ended
           March 31, 2006 and 2005 (Unaudited)                                            3

         Condensed Consolidated Statement of Changes in Partners' Equity for the three
           Months ended March 31, 2006 (Unaudited)                                        4

         Condensed Consolidated Statements of Cash Flows for the three months ended
           March 31, 2006 and 2005 (Unaudited)                                            5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                 7

     Item 2. General Partner's Discussion and Analysis of Financial Condition and
              Results of Operations                                                      13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 17

     Item 4.  Controls and Procedures                                                    17

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                          18

     Item 1A. Risk Factors                                                               18

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                18

     Item 3.  Defaults Upon Senior Securities                                            18

     Item 4.  Submission of Matters to a Vote of Security Holders                        18

     Item 5.  Other Information                                                          18

     Item 6.  Exhibits                                                                   18

Signatures                                                                               19


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                                     ASSETS



                                                                                (Unaudited)
                                                                                  March 31,        December 31,
                                                                                    2006               2005
                                                                                -------------      -----------
 Cash and cash equivalents                                                      $      82,707      $   151,326
                                                                                -------------      -----------

 Investment in operating lease:
      Equipment, at cost                                                            2,565,000        2,565,000
      Accumulated depreciation                                                     (1,527,735)      (1,388,850)
                                                                                -------------      -----------

        Net investments in operating leases                                         1,037,265        1,176,150
                                                                                -------------      -----------

 Restricted cash                                                                    2,493,313        2,285,723
 Equipment held for sale                                                              110,789          165,152
 Investments in estimated unguaranteed residual values                                      -                -
 Investments in joint ventures                                                     11,662,077       11,241,860
 Other assets, net                                                                    217,434          233,114
                                                                                -------------      -----------

        Total assets                                                            $  15,603,585      $15,253,325
                                                                                =============      ===========

See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                        LIABILITIES AND PARTNERS' EQUITY



                                                                                 (Unaudited)
                                                                                   March 31,       December 31,
                                                                                    2006              2005
                                                                                -------------      -----------
 Note payable - recourse                                                        $   4,698,538      $ 4,698,538
 Due to General Partner                                                               132,499          132,499
 Security deposits and other payables                                                 225,420          219,327
 Maintenance reserve payable                                                        2,388,873        2,185,723
                                                                                -------------      -----------

      Total liabilities                                                             7,445,330        7,236,087
                                                                                -------------      -----------

 Commitments and contingencies

 Partners' equity:
      General Partner                                                                (767,302)        (768,734)
      Limited Partners (987,378 and 987,548 units outstanding,
         $100 original unit original issue price)                                    8,925,557       8,785,972
                                                                                -------------      -----------

      Total partners' equity                                                        8,158,255        8,017,238
                                                                                -------------      -----------

      Total liabilities and partners' equity                                    $  15,603,585      $15,253,325
                                                                                =============      ===========


See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Operations
                          Three Months Ended March 31,
                                   (Unaudited)


                                                                                    2006               2005
                                                                                -------------      -----------
 Revenue:
      Rental income                                                             $     150,000      $   150,000
      Finance income                                                                       -             1,928
      Income from investments in joint ventures                                       423,011        1,677,957
      Net loss on sales of equipment                                                  (17,634)               -
      Interest and other income                                                        10,994           17,169
                                                                                -------------      -----------

         Total revenue                                                                566,371        1,847,054
                                                                                -------------      -----------

 Expenses:
      Impairment loss                                                                       -          300,000
      Depreciation and amortization                                                   165,616          165,616
      Interest                                                                         58,732          117,402
      Remarketing expense                                                              62,125           75,000
      General and administrative                                                      136,682          109,511
      Minority interest                                                                     -             (639)
                                                                                -------------      -----------

         Total expenses                                                               423,155          766,890
                                                                                -------------      -----------

 Net income                                                                     $     143,216      $ 1,080,164
                                                                                =============      ===========


 Net income allocable to:
      Limited partners                                                          $     141,784      $ 1,069,362
      General Partner                                                                   1,432           10,802
                                                                                -------------      -----------
                                                                                $     143,216      $ 1,080,164
                                                                                =============      ===========

 Weighted average number of limited partnership
      units outstanding                                                               987,461          987,548
                                                                                =============      ===========

 Net income per weighted average limited
      partnership unit                                                          $        0.14      $      1.08
                                                                                =============      ===========


See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
         Condensed Consolidated Statement of Changes in Partners' Equity
                        Three Months Ended March 31, 2006
                                   (Unaudited)


                                                                                         Total
                                         Units           Limited       General          Partners'
                                      Outstanding       Partners        Partner          Equity
                                      -----------      ----------     ----------      -------------

 Balance, January 1, 2006                 987,548      $8,785,972     $ (768,734)     $   8,017,238

 Limited partnership units redeemed          (170)         (2,199)             -            (2,199)
 Net income                                     -         141,784          1,432            143,216
                                      -----------      ----------     ----------      -------------

 Balance, March 31, 2006                  987,378      $8,925,557     $ (767,302)     $   8,158,255
                                      ===========      ==========     ==========      =============


See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)


 Increase (decrease) in cash and cash equivalents                                   2006            2005
                                                                                ------------     -----------
 Cash flows from operating activities:
      Net income                                                                $    143,216     $ 1,080,164
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Income from investments in joint ventures                               (423,011)     (1,677,957)
            Net loss on sales of equipment                                            17,634               -
            Impairment loss                                                                -         300,000
            Depreciation  and amortization                                           165,616         165,616
            Interest expense on non-recourse financing paid directly
               to lenders by lessees                                                       -          77,153
            Minority interest                                                              -           (639)
      Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables                                -         366,650
         Due from/to General Partner and affiliates, net                                   -         (24,944)
         Security deposits and other payables                                          6,093        (141,451)
         Maintenance reserve payable                                                 203,150               -
                                                                                ------------     -----------

 Net cash provided by operating activities                                           112,698         144,592
                                                                                ------------     -----------

 Cash flows from investing activities:
      Proceeds from sales of equipment                                                25,678          34,487
      Increase in restricted cash                                                   (207,590)              -
      Distributions received from joint ventures                                       2,794           3,175
                                                                                ------------     -----------

 Net cash (used in) provided by investing activities                                (179,118)         37,662
                                                                                ------------     -----------

 Cash flows from financing activities:
      Cash paid for redemption of limited partner units                               (2,199)              -
      Principal payments on notes payable - recourse                                       -      (2,422,992)
      Loans and advances from affiliates                                                   -       2,172,992
      Distributions to minority interest in joint venture                                  -            (750)
                                                                                ------------     -----------

 Net cash used in financing activities                                               (2,199)       (250,750)
                                                                                ------------     ----------

 Net decrease in cash and cash equivalents                                          (68,619)         (68,496)
 Cash and cash equivalents, beginning of the period                                 151,326           96,364
                                                                                ------------     -----------

 Cash and cash equivalents, end of the period                                   $     82,707     $    27,868
                                                                                ============     ===========


See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)


                                                                                    2006            2005
                                                                                ------------     -----------
 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                  $     78,309     $    40,249
                                                                                ============     ===========

 Supplemental disclosure of non-cash investing and financing activities:
      Joint venture interests assigned to affiliates in exchange
         for amounts owed                                                       $          -     $ 1,427,992
                                                                                ============     ===========
      Assignment of finance lease interest in exchange for amounts owed         $          -     $   745,000
                                                                                ============     ===========
      Non-cash repayments of loan and advances from affiliates                  $          -     $ 2,172,992
                                                                                ============     ===========

See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(1)    Basis of Presentation and Consolidation

     The accompanying condensed consolidated financial statements of ICON Cash Flow Partners L.P. Seven (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2005 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The condensed consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

     The Partnership accounts for its noncontrolling interests in joint ventures where the Partnership has influence on financial and operational matters, generally greater than 5% and less than 50% ownership interest, under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The Partnership accounts for investments in joint ventures where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the Partnership's original investments are recorded at cost and reduced for distributions.All of the Partnership's investments in joint ventures are subject to its impairment review policies.

     In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority owner's proportionate share of its equity in the joint venture.The minority interest is adjusted for the minority owner's share of the earnings, losses and distributions of the joint venture.

(2)    Organization

     The Partnership was formed on May 23, 1995 as a Delaware limited partnership for the purpose of acquiring equipment subject to leases and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The Partnership will continue until December 31, 2015, unless terminated sooner.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the Partnership's business affairs, including, but not limited to, equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% ownership interest in the Partnership.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(2)    Organization - continued

     The Partnership invested most of the net proceeds from its offering in items of equipment that are subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from the Partnership's initial investments to the extent that cash was not needed for expenses, reserves and distributions to partners. The investment in additional equipment in this manner is called "reinvestment." The Partnership purchased equipment from time to time until five years from the date the offering was completed. This time frame is called the "reinvestment period," which ended on November 9, 2002. After the reinvestment period, the Partnership began selling its assets in the ordinary course of business during a time frame called the "disposition period."

     The Partnership's reinvestment period ended November 9, 2002 and the Partnership commenced its disposition period.During the disposition period, the Partnership is distributing substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.

     Partners' capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce their adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three months ended March 31, 2005 to conform to the current period presentation.

(3)    Use of Estimates

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

(4)    Joint Ventures

     The joint venture described below is consolidated by the Partnership.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(4)    Joint Ventures - continued

     ICON Cash Flow Partners L.L.C. III

     On December 28, 2005, ICON Cash Flow Partners, L.P., Series E ("Series E") sold its entire 1.0% ownership interest in ICON Cash Flow Partners L.L.C. III ("LLC III") to the Partnership for approximately $20,000, which was determined to be the fair value of Series E's interest in LLC III. Fair value was determined by the General Partner based upon cash flow analysis of the remaining rental payments and the excess amounts included in a maintenance reserve escrow account. At December 31, 2005, LLC III was a wholly-owned subsidiary of the Partnership.

     LLC III was originally formed for the purpose of acquiring and managing a 1976 McDonnell Douglas DC-10-30 Aircraft (the "Aircraft"). Effective May 1, 2003, the Aircraft was leased to World Airways, Inc. Effective September 1,
2004, this lease was modified to a fixed rental of $50,000 per month plus maintenance reserves and the term was extended through September 2006.

     Aviation Investors, Inc. ("Aviation"), an unrelated third party who was the seller in the acquisition of the Aircraft, is entitled to receive approximately 50% of all excess residual proceeds from the Aircraft pursuant to a Residual Sharing Agreement (the "Agreement"). Residual proceeds include gross proceeds from the sale, lease, renewal lease or extension or financing of the Aircraft and casualty payments. The gross proceeds may be reduced, but not below zero, for recovery expenses, remarketing expenses, any reasonable out-of-pocket costs incurred by the Partnership, including remarketing fees paid to Aviation, and an amount calculated to provide the Partnership with a consistent rate of return, as defined in the Agreement. Additionally, Aviation has entered into a management agreement with the Partnership to manage the operations of and to remarket the Aircraft for sale or lease. For this service, Aviation receives a monthly fee of $10,667.

     In accordance with the terms of the lease agreement with World Airways, Inc., the Partnership receives a monthly amount which is reserved as a maintenance reserve to cover scheduled heavy maintenance work as required by the Federal Aviation Administration. This maintenance reserve was approximately $2,389,000 at March 31, 2006. If the maintenance reserve is not fully utilized for the Aircraft, any unused amount will be allocated between the Partnership and Aviation as stipulated in the Agreement.

     The Partnership's investment in operating lease is summarized as follows:


                                          March 31,        December 31,
                                            2006              2005
                                       ------------       -------------
 Aircraft                              $  2,565,000       $   2,565,000
 Less: accumulated depreciation          (1,527,735)         (1,388,850)
                                       ------------       -------------

                                       $  1,037,265       $   1,176,150
                                       ============       =============


     In addition to the joint venture discussed above, the Partnership formed a limited partnership with an unaffiliated entity for the purpose of owning an interest in a mobile off-shore drilling rig.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(4)    Joint Ventures - continued

     North Sea (Connecticut) Limited Partnership

     The Partnership entered into a limited partnership agreement with North Sea (Connecticut) Limited Partnership ("North Sea"), pursuant to which the Partnership acquired 100% of the Class C limited partnership interest in North Sea giving the Partnership a 50% equity interest in North Sea. The original purchase price for the Class C limited partnership interest was approximately $14,726,000, consisting of approximately $12,325,000 in cash and approximately $2,401,000 of non-recourse debt. North Sea exercised its option to acquire an interest in a drilling rig from its owner, which drilling rig had previously been acquired from, and simultaneously leased back to the operator. The lease was financed on a non-recourse basis with a bank; it was then refinanced and a portion of the loan proceeds were used to pay for the exercise price of the option, with the excess loan proceeds of $20,002,567 distributed to the partners (the Partnership received a $10,001,284 distribution which represented the Partnership's original 50% share).The other parties to this joint venture are not affiliates of the Partnership or the General Partner. At March 31, 2006, the Partnership has a right to 87.65% of the profits, losses and cash flows from its Class C limited partnership interest in North Sea.

     The operator had entered into a charter with the owner trustee of the drilling rig which had a monthly rental of approximately $436,000 that was paid semi-annually and was scheduled to expire on March 15, 2008.Pursuant to the terms of the charter, the Charterer, was required to make its semi-annual payment of the charter hire following an "Event of Loss", which payment was made in the quarter ending March 31, 2006.For the three months ended March 31, 2006, the Partnership recognized approximately $421,000 of net income from its investment in North Sea.

     On October 5, 2005, the oil-rig charterer (the "Charterer") notified the owner trustee of the rig that an "Event of Loss" occurred with respect to the rig in September 2005 as a result of Hurricane Rita. The charter provides that the Charterer will pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the "Stipulated Loss Value" of the rig. The "Stipulated Loss Value" for the rig will be determined according to the terms of the charter between the Charterer and the owner trustee of the rig. The "Stipulated Loss Value" is defined as the present value of the remaining charter hire payments due to the lender and the fair market value of the rig at the end of the charter. At this time, the Stipulated Loss Value has not been agreed. As permitted by and in compliance with the terms and conditions of the Partnership's limited partnership agreement, an affiliate of the General Partner financed and has agreed to continue to finance, on behalf of the Class C limited partner's interest, certain costs and expenses that have been and may be incurred by North Sea. These advances will be repaid from any monies received for the Stipulated Loss Value.

     Information as to the results of operations of North Sea at March 31, 2006 and 2005 are summarized below:

                                     Three Months Ended March 31,
                                     ----------------------------
                                         2006            2005
                                      ---------        ---------
   Net income                         $ 959,645        $ 814,998
                                      =========        ========
   Partnership's share of net income  $ 420,564        $ 372,685
                                      =========        ========

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(5)    Investment in Estimated Unguaranteed Residual Values

     During July 1997, the Partnership entered into an option to acquire the residual interests in three Boeing 737-300 aircraft (the "Boeing Aircraft") on lease to Continental Airlines.On August 29, 2003, the Partnership re-negotiated the option, which resulted in the termination of the option in exchange for the Partnership obtaining an investment in the estimated unguaranteed residual values in the Boeing Aircraft. As part of the re-negotiation, the three recourse promissory notes payable by the Partnership, and incurred by the Partnership in connection with the original purchase of the option, were converted into a single recourse promissory note payable aggregating $5,843,538. This single recourse promissory note payable is due on November 27, 2006, accrues interest at 5.0% per annum and requires monthly interest only payments which began on December 31, 2005. The Partnership was required to prepay $500,000 which was amortized into operations as interest expense through the date monthly interest payments began in 2005.

     On February 28, 2005, AAR Corp., an entity which owned three Boeing 737-300 aircraft (the "Boeing Aircraft") on lease to Continental Airlines, sold an interest in the Boeing Aircraft for approximately $15,000,000.As a result of this sale, the Partnership reduced both the principal balance on its recourse debt obligation and its balance in its investment in estimated unguaranteed residual value by $1,145,000. Additionally, the Partnership recorded an impairment loss of $3,542,000 on the remaining balance of its investment in estimated unguaranteed residual values at December 31, 2005. At March 31, 2006, the Partnership had a zero balance for its investment in estimated unguaranteed residual values.

     If any, or all, of the Boeing Aircraft are sold prior to the maturity date of the recourse promissory note payable on November 27, 2006, the Partnership may have all or a portion of the outstanding balance of the recourse promissory note payable forgiven, depending upon the total sales proceeds. If the Boeing Aircraft are sold after the maturity date of the recourse promissory note, the Partnership would be entitled to receive one-third of the net proceeds in excess of the net book value of Boeing Aircraft, as defined in the agreement.In addition, the Partnership is required to repay a portion of the recourse promissory note with 50% of the sales proceeds from any of its assets which are not subject to senior secured debt.

(6)    Note Payable - Recourse

     Note payable at March 31, 2006 consisted of a recourse obligation totaling $4,698,538.The recourse debt obligation relates to the promissory note payable to AAR Corp, as described in Note 5 above.This recourse debt obligation is due on November 27, 2006, accrues interest at 5.0% per annum and requires monthly interest only payments which began on December 31, 2005.

     The Partnership expects to be able to repay this obligation from the distributions it anticipates that it will receive from the Partnership's investment in North Sea, as well as from the proceeds it anticipates that it will receive from the sale of its other assets.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(7)    Transactions with Related Parties

     Prior to July 1, 2004, the Partnership, in accordance with the terms of the management agreement, paid the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the Partnership or through joint ventures and (ii) acquisition fees, through the reinvestment period, of 3% of the gross value of the Partnership's acquisition transactions. In addition, the General Partner is reimbursed for administrative expenses incurred in connection with the Partnership's operations.

     The General Partner also has a 1% interest in the Partnership's profits and distributions. The Partnership did not pay any distributions to the General Partner during the three months ended March 31, 2006. Additionally, the General Partner's interest in the Partnership's net income for the three months ended March 31, 2006 and 2005 was $1,432 and $10,802, respectively.

     At March 31, 2006, the Partnership had a payable totaling $132,499 due to its General Partner for management fees and administrative expense reimbursements incurred in prior years and $3,948 of bank charges incurred by the Partnership during 2005 and paid by the General Partner.

(8)    Contingencies

     In August 2004, Fleet Capital Corp. ("Fleet") commenced an action against the Partnership for unspecified damages, alleging that the Partnership breached its obligations owed to Fleet under certain performance guaranties the Partnership entered into in connection with non-recourse loans made by Fleet. The loans were made to the Partnership's wholly-owned subsidiaries when these entities entered into a transaction to acquire supply tug vessels on charter with affiliates of SEACOR Marine, Inc. The Partnership and its subsidiaries counterclaimed, alleging, among other things, that Fleet breached its covenant of good faith and fair dealing. The action is currently pending in the Supreme Court of the State of New York, New York County. The parties are currently in the process of discovery and have agreed to enter into non-binding mediation in an attempt to settle the matter amicably. It is not possible at this stage to determine the likelihood of the outcome, but the General Partner intends to vigorously defend this claim.

(9)    Recent Accounting Pronouncements

     The General Partner does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, Item 1A. Risk Factors and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

     As used in this Quarterly Report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Cash Flow Partners L.P. Seven and its consolidated subsidiaries.

     Forward-Looking Statements

     Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the "safe harbor" provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as "may," "will," "could," "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

     Overview

     We are an equipment leasing business formed on May 23, 1995. We began active operations on January 19, 1996. We primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases was financed, so these leases generated little or no current cash flow because substantially the entire rental payments received from these lessees were paid to lenders.For these "growth" leases, we anticipated that the future value of the leased equipment exceeded the cash portion of the purchase price paid for the equipment. We ended our "reinvestment" period on November 9, 2002 and began our disposition period where we began to sell our assets in the ordinary course of business.

     Our  reinvestment  period  ended  November  9,  2002 and we  commenced  our disposition period. During the disposition period we are distributing substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of our operations and affairs. We will not invest in any additional finance or lease transactions during the disposition period. Our goal was to complete the disposition period within three years after the end of the reinvestment period, but it is taking longer to do so.

     At March 31, 2006 our portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment:

Mobile Off-Shore Drilling Rig:

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

          We currently have a right to 87.65% of the profits, losses and cash flows from our Class C limited partnership interest in North Sea.During November 2004 and February 2005, we assigned 6.64% and 5.71%, respectively, of our rights in and to the profits, losses and cash flows from our Class C limited partnership interest to several of our affiliates as repayment under the terms of a contribution agreement we entered into with such affiliates in connection with the line of credit we had with Comerica Bank.

          On October 5, 2005, the Charterer notified the owner trustee of the rig that an "Event of Loss" occurred with respect to the rig in September 2005 as a result of Hurricane Rita. The charter provide that the Charterer will pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the "Stipulated Loss Value" of the rig. The "Stipulated Loss Value" for the rig will be determined according to the terms of the charter between the Charterer and the owner trustee of the rig. The "Stipulated Loss Value" is defined as the present value of the remaining charter hire payments due to the lender and the fair market value of the rig at the end of the charter. At this time, the Stipulated Loss Value has not been agreed. As permitted by and in compliance with the terms and conditions of the Partnership's limited partnership agreement, an affiliate of our General Partner financed and has agreed to continue to finance, on behalf of the Class C limited partner's interest, certain costs and expenses that have been and may be incurred by North Sea. These advances will be repaid from any monies received for the Stipulated Loss Value.

Air Transportation Equipment:

     o We have a 100% interest in a 1976 McDonnell Douglas DC-10-30F aircraft that is subject to a lease with World Airways, Inc. ("World Airways") and a residual sharing agreement with Aviation Investors, Inc. ("Aviation").

     o    We have a 100%  interest in 34 Boeing 737  rotables and 48 Airbus A310
          rotables.These   assets  are   currently   off  lease  and  are  being
          remarketed.

     Lease and Other Significant Transactions

     During the three months ended March 31, 2006, we sold approximately $54,000 of our aircraft rotables which resulted in a loss on the sale of equipment of approximately $18,000.

     New Accounting Pronouncements

     The General Partner does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2006 (the "2006 Quarter") and 2005 (the "2005 Quarter")

     We began our disposition period on November 10, 2002.Our goal was to complete the disposition period within three years, but it has taken longer to do so.During the disposition period, we will sell our assets in the ordinary course of business. As we begin to sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets, such as depreciation expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold, we will experience both gains and losses on these sales.

     Revenues for the 2006 Quarter and the 2005 Quarter are summarized as follows:

                                                                     Three Months Ended March 31,
                                                            --------------------------------------------
                                                                2006            2005            Change
                                                            -----------     ------------     -----------
 Total revenue                                              $   566,371     $  1,847,054     $(1,280,683)
                                                            ===========     ============     ===========

 Rental income                                              $   150,000     $    150,000     $         -
 Finance income                                             $         -     $      1,928     $    (1,928)
 Income from investments in joint ventures                  $   423,011     $  1,677,957     $(1,254,946)
 Net loss on sales of equipment                             $   (17,634)    $          -     $   (17,634)
 Interest and other income                                  $    10,994     $     17,169     $    (6,175)

     Total revenue for the 2006 Quarter decreased $1,280,683, or 69.3%, compared to the 2005 Quarter. This decrease was primarily attributable to the decrease in revenue from our investments in joint ventures.During the 2005 Quarter, we assigned a total of 5.71% of our rights to the profits, losses, and cash flows from our limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig to two affiliates which created a gain of approximately $1,172,000. During the 2006 Quarter, we recognized approximately $421,000 of net income from our investment in joint ventures which is a limited partnership interest with an unaffiliated entity. We recognized such income because the Charterer was required to make its semi-annual payment of charter hire following an "Event of Loss", which payment was made in the 2006 Quarter. The Charterer is not required to make any additional charter hire payments and, therefore, we expect that our income from investments in joint ventures will decrease after this quarter. Additionally, the decrease in income from investments in joint ventures was due to a net gain during the 2005 Quarter relating to our assignment of several joint venture interests to several of our affiliates to repay these affiliates pursuant to the terms of a contribution agreement we entered into with some of our affiliates in connection with a line of credit agreement we had with Comerica Bank. During the 2006 Quarter, we sold a portion of our equipment held for sale and incurred a loss of approximately $18,000.

     Expenses for the 2006 Quarter and the 2005 Quarter are summarized as follows:

                                                                     Three Months Ended March 31,
                                                            ---------------------------------------------
                                                                2006           2005            Change
                                                            -----------     ------------     -----------
 Total expenses                                             $   423,155     $    766,890     $  (343,735)
                                                            ===========     ============    ============

 Impairment loss                                            $         -     $    300,000     $  (300,000)
 Depreciation and amortization                              $   165,616     $    165,616     $         -
 Interest                                                   $    58,732     $    117,402     $   (58,670)
 Remarketing expense                                        $    62,125     $     75,000     $   (12,875)
 General and administrative                                 $   136,682     $    109,511     $    27,171
 Minority interest                                          $         -     $       (639)    $       639

     Total expenses for the 2006 Quarter decreased $343,735, or 44.8%, compared to the 2005 Quarter. The decrease in expenses was primarily a result of a non-recurring impairment loss of $300,000, which was incurred during the 2005 Quarter on a supply vessel. The decrease in interest expense was due to primarily the fact that during 2005 we sold assets which included debt and subsequently repaid the debt from the proceeds. The increase in general and administrative expense was primarily due to various professional fees incurred during the 2006 Quarter relating primarily to the Fleet litigation. We do not anticipate future significant additional professional fees relating to the Fleet litigation. As our equipment lease portfolio continues to be sold we anticipate our expenses will decrease accordingly.

     Net Income

     As a result of the foregoing factors, the net income for 2006 Quarter was $143,216, as compared to the net income for 2005 Quarter of $1,080,164. The net income per weighted average number of limited partnership units outstanding for the 2006 Quarter was $0.14 as compared to the net income per weighted average number of limited partnership units outstanding for 2005 Quarter of $1.08.

     Liquidity and Capital Resources

     Sources and Uses of Cash

     At March 31, 2006, we had cash and cash equivalents of $82,707. During our disposition period, our main source of cash is expected to be from investing activities.Our main use of cash during the disposition period is expected to be for financing activities and cash distributions to our partners.

     Our main source of cash during the 2006 Quarter was from operating and investing activities. During the 2006 Quarter we had cash flows from operating activities of approximately $113,000.Our primary source of cash from investing activities was from proceeds from the sales of equipment of approximately $26,000 and from distributions received from joint ventures of approximately $2,800.

     Our main use of cash during the 2006 Quarter was for investing and financing activities. Our primary use of cash for investing activities was increasing our restricted cash by approximately $208,000. Our primary use of cash for financing activities was for the redemption of limited partner units of approximately $2,200.

     Financings and Borrowings

     We have one recourse debt obligation at March 31, 2006 of $4,698,538. This recourse debt obligation is due on November 27, 2006, accrues interest at 5.0% per year and requires monthly interest only payments which began on December 31, 2005.

     Based upon our current level of operations, our General Partner believes that with the cash we have currently available, cash distributions that we expect to receive from our joint ventures and proceeds from equipment sales, we have sufficient cash to meet our short-term liquidity needs and complete our disposition period. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessee's business that are beyond our control.

     Contractual Obligations and Commitments and Off Balance Sheet Transactions

     Our contractual obligations and commitments have not changed materially from the amounts disclosed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005. We do not have any off balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations. There were no material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.  Controls and Procedures

     Evaluation of disclosure controls and procedures

     In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2006, as well as the financial statements and Quarterly Reports on Form 10-Q for the period ended March 31, 2006 for our General Partner and our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner's disclosure controls and procedures were effective.

     While evaluating our General Partner's disclosure controls and procedures, our General Partner recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our General Partner to hire additional skilled accounting staff to support the senior vice president of accounting hired by our General Partner at the end of the third quarter of 2004. In addition, our General Partner hired two additional accounting staff members during 2005 who are certified public accountants and are experienced with public reporting entities. Our General Partner will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our General Partner's opinion, to ensure the adequacy of our General Partner's disclosure controls and procedures.

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

                           PART II - OTHER INFORMATION

Item 1.Legal Proceedings

     There have been no material developments with respect to the proceedings described in our December 31, 2005 Annual Report filed on Form 10-K. See Note 8 to our condensed consolidated financial statements for a discussion of our legal proceedings.

Item 1A. Risk Factors

     There have been no material changes from the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

     Our General Partner consented to us redeeming 170 limited partnership units during the 2006 Quarter. The redemption amounts are calculated according to a specified redemption formula in accordance with the partnership agreement.Redeemed units have no voting rights and do not share in distributions. The partnership agreement limits the number of limited partnership units which can be redeemed in any one year and redeemed limited partnership units may not be reissued. The following table details our limited partnership unit redemptions:

                                             Total Number of
                                                Limited         Price Paid Per
                                              Partnership    Limited Partnership
                                             Units Redeemed         Units
                                              ------------   -------------------

 January 1, 2006 through January 31, 2006             -      $                -
 February 1, 2006 through February 28, 2006           170                  12.92
 March 1, 2006 through March 31, 2006                   -                     -
                                              -----------    -------------------

                                                      170    $             12.92
                                              ===========    ===================


Item 3.Default Upon Senior Securities

         Not applicable.

Item 4.Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the first quarter 2006.

Item 5.Other Information

         Not applicable.

Item 6 - Exhibits

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

ICON Cash Flow Partners L.P. Seven (Registrant) By its General Partner, ICON Capital Corp.

Date: May 23, 2006

/s/ Beaufort J.B. Clarke
------------------------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 23, 2006

/s/ Thomas W. Martin
------------------------------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)