Form 10-Q
period 2006-06-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 2006-08-15
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                 June 30, 2006
                       ---------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from _________________________to _____________________________


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

Number of outstanding limited partnership units of the registrant on August 1, 2006 is 987,378.

                       ICON Cash Flow Partners L.P. Seven
                                      Index




PART I - FINANCIAL INFORMATION                                                           Page

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2006 (Unaudited) and
           December 31, 2005                                                               1

         Condensed Consolidated Statements of Operations for the Three and Six Months
           Ended June 30, 2006 and 2005 (Unaudited)                                        3

         Condensed Consolidated Statement of Changes in Partners' Equity for the Six
           Months Ended June 30, 2006 (Unaudited)                                          4

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2006 and 2005 (Unaudited)                                              5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                  7

     Item 2. General Partner's Discussion and Analysis of Financial Condition and
              Results of Operations                                                       14

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  19

     Item 4.  Controls and Procedures                                                     19

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                           20

     Item 1A. Risk Factors                                                                20

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                 20

     Item 3.  Defaults Upon Senior Securities                                             21

     Item 4.  Submission of Matters to a Vote of Security Holders                         21

     Item 5.  Other Information                                                           21

     Item 6.  Exhibits                                                                    21

Signatures                                                                                22


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                                     ASSETS


                                                (Unaudited)
                                                  June 30,      December 31,
                                                -----------    ------------

                                                   2006            2005
                                                -----------    ------------
 Cash and cash equivalents                      $ 3,289,963    $    151,326
                                                -----------    ------------

 Investment in operating lease:
      Equipment, at cost                          2,565,000       2,565,000
      Accumulated depreciation                   (1,666,620)     (1,388,850)
                                                -----------    ------------

         Net investment in operating lease          898,380       1,176,150
                                                -----------    ------------

 Investments in joint ventures                    7,675,042      11,241,860
 Investments in estimated
    unguaranteed residual values                         -                -
 Equipment held for sale                             90,500         165,152
 Restricted cash                                  2,715,764       2,285,723
 Other assets, net                                    1,314         233,114
                                                -----------    ------------

         Total assets                           $14,670,963    $ 15,253,325
                                                ===========    ============

See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                        LIABILITIES AND PARTNERS' EQUITY


                                                      (Unaudited)
                                                        June 30,   December 31,
                                                         2006          2005
                                                      -----------  ------------

 Note payable - recourse                              $ 4,698,538  $  4,698,538
 Security deposits and other payables                     263,347       219,327
 Due to General Partner                                   132,499       132,499
 Maintenance reserve payable                            2,611,429     2,185,723
                                                      -----------  ------------

      Total liabilities                                 7,705,813     7,236,087
                                                      -----------  ------------

 Commitments and contingencies

 Partners' equity:
      General Partner                                    (779,233)     (768,734)
      Limited Partners (987,378 and 987,548
          units outstanding,
            $100 original unit original issue price)    7,744,383     8,785,972
                                                      -----------  ------------

      Total partners' equity                            6,965,150     8,017,238
                                                      -----------  ------------

      Total liabilities and partners' equity          $14,670,963  $ 15,253,325
                                                      ===========  ============

See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                Three Months Ended June 30,         Six Months Ended June 30,
                                                               ----------------------------        ---------------------------
                                                                  2006              2005              2006             2005
                                                               ----------       -----------        ----------      -----------
 Revenue:
      Rental income                                           $   150,000       $   150,000       $   300,000      $   300,000
      Finance income                                                    -                 -                 -            1,928
      (Loss) income from investments in joint ventures            (32,161)          372,801           390,850         878,972
      Gain on transfer of investment in joint ventures                  -                 -                 -        1,171,786
      Net gain (loss) on sales of equipment                         4,900                 -           (12,734)              -
      Interest and other income                                    12,446             3,535            23,440           20,704
                                                              -----------       -----------       -----------      -----------

         Total revenue                                            135,185           526,336           701,556        2,373,390
                                                              -----------       -----------       -----------      -----------

 Expenses:
      Impairment loss                                              20,289         1,020,826            20,289        1,320,826
      Depreciation and amortization                               343,822           165,616           509,438          331,232
      Interest                                                     58,731           119,758           117,463          237,160
      Remarketing expense                                          62,004            75,000           124,129          150,000
      General and administrative                                  843,446           146,353           980,128          255,864
      Minority interest                                                -               (639)               -            (1,278)
                                                              -----------       -----------       -----------      -----------

         Total expenses                                         1,328,292         1,526,914         1,751,447        2,293,804
                                                              -----------       -----------       -----------      -----------

 Net (loss) income                                            $(1,193,107)      $(1,000,578)      $(1,049,891)     $    79,586
                                                              ===========       ===========       ===========      ===========


 Net (loss) income allocable to:
      Limited Partners                                        $(1,181,176)      $  (990,572)      $(1,039,392)     $    78,790
      General Partner                                             (11,931)          (10,006)          (10,499)             796
                                                              -----------       -----------       -----------      -----------

                                                              $(1,193,107)      $(1,000,578)      $(1,049,891)     $    79,586
                                                              ===========       ===========       ===========      ===========

 Weighted average number of limited partnership
      units outstanding                                           987,378           987,548           987,419          987,548
                                                              ===========       ===========       ===========      ===========

 Net (loss) income per weighted average limited
      partnership unit outstanding                             $    (1.20)      $     (1.00)      $     (1.05)     $      0.08
                                                               ==========       ===========       ===========      ===========



See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
         Condensed Consolidated Statement of Changes in Partners' Equity
                         Six Months Ended June 30, 2006
                                   (Unaudited)



                                                                                            Total
                                        Units           Limited          General          Partners'
                                     Outstanding       Partners          Partner            Equity
                                    ------------     -----------     ---------------    ---------------


 Balance, January 1, 2006                987,548     $ 8,785,972     $      (768,734)   $     8,017,238

 Limited partnership units redeemed         (170)         (2,197)                 -              (2,197)
 Net loss                                     -       (1,039,392)            (10,499)        (1,049,891)
                                    ------------     -----------     ---------------    ---------------

 Balance, June 30, 2006                  987,378     $ 7,744,383     $      (779,233)   $     6,965,150
                                    ============    ============     ===============    ===============


See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)




 Increase (decrease) in cash and cash equivalents                                    2006                  2005
                                                                                ---------------      ---------------
 Cash flows from operating activities:
      Net (loss) income                                                         $    (1,049,891)     $        79,586
      Adjustments to reconcile net (loss) income to net cash
         (used in) provided by operating activities:
            Income from investments in joint ventures                                  (390,850)            (878,972)
            Gain on transfer of investment in joint venture                                   -           (1,171,786)
            Net loss on sales of equipment                                               12,734                   -
            Impairment loss                                                              20,289            1,320,826
            Depreciation  and amortization                                              509,438              331,232
            Interest expense on non-recourse financing paid directly
               to lenders by lessees                                                         -               196,911
            Minority interest                                                                -                (1,278)
      Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables                                  -               366,565
         Due from/to General Partner and affiliates, net                                     -               (22,326)
         Increase in restricted cash                                                   (430,041)                 -
         Security deposits and other payables                                            44,152             (127,920)
         Maintenance reserve payable                                                    425,706                  -
                                                                                ---------------      ---------------

 Net cash (used in) provided by operating activities                                   (858,463)              92,838
                                                                                ---------------      ---------------

 Cash flows from investing activities:
      Proceeds from sales of equipment                                                   41,629              234,487
      Distributions received from joint ventures                                      3,957,668               10,414
                                                                                ---------------      ---------------

 Net cash provided by investing activities                                            3,999,297              244,901
                                                                                ---------------      ---------------

 Cash flows from financing activities:
      Cash paid for redemption of limited partner units                                  (2,197)                  -
      Principal payments on notes payable - recourse                                          -           (2,422,992)
      Loans and advances from affiliates                                                      -            2,172,992
      Distributions to minority interest in joint ventures                                    -               (1,500)
                                                                                ---------------      ---------------

 Net cash used in financing activities                                                   (2,197)            (251,500)
                                                                                ---------------      ---------------

 Net increase in cash and cash equivalents                                            3,138,637               86,239
 Cash and cash equivalents, beginning of the period                                     151,326               96,364
                                                                                ---------------      ---------------

 Cash and cash equivalents, end of the period                                   $     3,289,963      $       182,603
                                                                                ===============      ===============


See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)




                                                                                        2006            2005
                                                                                    ------------   -------------
 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                      $    137,040   $     40,249
                                                                                    ============   ============

 Supplemental disclosure of non-cash investing and financing activities:
      Joint venture interests assigned to affiliates in exchange
         for amounts owed                                                           $         -    $  1,427,992
                                                                                    ============   ============

      Assignment of finance lease interest in exchange for amounts owed             $         -    $    745,000
                                                                                    ============   ============

      Non-cash repayments of loan and advances from affiliates                      $         -    $  2,172,992
                                                                                    ============   ============


See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


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

     The Partnership accounts for its noncontrolling interests in joint ventures where the Partnership has influence on financial and operational matters, generally greater than 5% but less than 50% ownership interest, under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The Partnership accounts for investments in joint ventures where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the Partnership's original investments are recorded at cost and any distributions received are recorded to operations. All of the Partnership's investments in joint ventures are subject to its impairment review policies.

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

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the Partnership's business affairs, including, but not limited to, equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and disposition proceeds of the Partnership.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


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

     The Partnership's reinvestment period ended November 9, 2002 and the Partnership commenced its disposition period. During the disposition period, the Partnership is distributing substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.

     Partners' capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce their adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2005 to conform to the current period presentation.

(3)    Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include allowance for doubtful accounts, the value of unguaranteed residual values, depreciation and amortization and impairment losses. Actual results could differ from those estimates.

(4)    Joint Ventures

     The joint venture described below is consolidated by the Partnership.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

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

     LLC III was originally formed for the purpose of acquiring and managing a 1976 McDonnell Douglas DC-10-30 Aircraft (the "Aircraft"). Effective May 1, 2003, the Aircraft was leased to World Airways, Inc. ("World Airways"). Effective September 1, 2004, this lease was modified to a fixed rental of $50,000 per month plus maintenance reserves and the term was extended through September 2006.

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

     In accordance with the terms of the lease agreement with World Airways, the Partnership receives a monthly amount which is reserved as a maintenance reserve to cover scheduled heavy maintenance work as required by the Federal Aviation Administration. This maintenance reserve and an offsetting maintenance reserve payable were approximately $2,611,000 at June 30, 2006. If the maintenance reserve is not fully utilized for the Aircraft, any unused amount will be allocated between the Partnership and Aviation as stipulated in the Agreement.

     On August 9, 2006, the Partnership sold the Aircraft to World Airways for approximately $1,300,000 in cash, plus the maintenance reserve of approximately $2,664,000. Pursuant to the Agreement with Aviation, the Partnership and Aviation shared the proceeds of the sale of the Aircraft equally. The gross proceeds of the sale were approximately $3,964,000, reduced by legal fees of approximately $10,500, for net proceeds of $3,953,000 to be divided equally between the Partnership and Aviation. The Partnership received approximately $1,976,000 in cash, will record a gain on the sale of the Aircraft of approximately $400,000 before a remarketing expense of approximately $1,976,000.

     The Partnership's investment in the operating lease discussed above is summarized as follows:


                                    (Unaudited)
                                      June 30,       December 31,
                                        2006            2005
                                    ------------     -----------
 Aircraft                           $  2,565,000     $ 2,565,000

 Less: accumulated depreciation      (1,666,620)      (1,388,850)
                                    ------------     -----------

                                    $    898,380     $ 1,176,150
                                    ============     ===========

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(4)    Joint Ventures - continued

     In addition to the joint venture discussed above, the Partnership formed a limited partnership with an unaffiliated entity for the purpose of owning an interest in a mobile off-shore drilling rig.

North Sea (Connecticut) Limited Partnership

     The Partnership entered into a limited partnership agreement with North Sea (Connecticut) Limited Partnership ("North Sea"), pursuant to which the Partnership acquired 100% of the Class C limited partnership interest in North Sea giving the Partnership a 50% equity interest in North Sea. The original purchase price for the Class C limited partnership interest was approximately $14,726,000, consisting of approximately $12,325,000 in cash and approximately $2,401,000 of non-recourse debt. North Sea exercised its option to acquire an interest in a drilling rig from its owner, which drilling rig had previously been acquired from, and simultaneously leased back to the operator. The lease was financed on a non-recourse basis with a bank; it was then refinanced and a portion of the loan proceeds were used to pay for the exercise price of the option, with the excess loan proceeds of $20,002,567 distributed to the partners (the Partnership received a $10,001,284 distribution which represented the Partnership's original 50% share). The other parties to this joint venture are not affiliates of the Partnership or the General Partner. At June 30, 2006, the Partnership has a right to 87.65% of the profits, losses and cash flows from its Class C limited partnership interest in North Sea.

     The operator had entered into a charter with the owner trustee of the drilling rig which had a monthly rental of approximately $436,000 that was paid semi-annually and was scheduled to expire on March 15, 2008. Pursuant to the terms of the charter, the oil-rig charterer (the "Charterer"), was required to make its semi-annual payment of the charter hire following an "Event of Loss," which payment was made in the quarter ending March 31, 2006. For the three and six months ended June 30, 2006, the Partnership recognized a net loss of approximately $36,000 and net income of approximately $385,000 from its investment in North Sea.

     On October 5, 2005, the Charterer notified the owner trustee of the rig that an "Event of Loss" occurred with respect to the rig in September 2005 as a result of Hurricane Rita. The charter provides that the Charterer will pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the "Stipulated Loss Value" of the rig. The "Stipulated Loss Value" for the rig will be determined according to the terms of the charter between the Charterer and the owner trustee of the rig. The "Stipulated Loss Value" is defined as the sum of (i) the charter hire payment payable on the first charter hire payment following an "Event of Loss",
(ii) the present value of the remaining charter hire payments due to the lender and (iii) the present value of the fair market value of the rig at the end of the charter, as determined by the appraisal procedure under the charter. As permitted by and in compliance with the terms and conditions of the Partnership's limited partnership agreement, an affiliate of the General Partner financed and has agreed to continue to finance, on behalf of the Class C limited partner's interest, certain costs and expenses that have been and may be incurred by North Sea.

     Prior to North Sea initiating the appraisal procedure, Rowan commenced a declaratory judgment action in Texas State Court requesting that the court declare, among other things, that "Stipulated Loss Value" should be determined by "the value estimated in advance" of the renewal term of the charter, which amount was never documented or agreed by the parties. North Sea immediately filed a counterclaim against Rowan to, among other things, have the charter enforced in accordance with its terms, and the owner trustee of the rig initiated the appraisal procedure required under the charter. The appraisal procedure has been completed and it was determined that the "Stipulated Loss Value" of the rig at the end of the charter is $80,235,317.

     On or about May 22, 2006, Rowan paid (i) the March 2006 charter hire payment and (ii) the component of the "Stipulated Loss Value" of the rig represented by the present value of the remaining charter hire payments due to the lender, which amounts were used to fully satisfy the approximately $9.3 million of outstanding non-recourse debt on the rig. On May 31, 2006, the Partnership received a distribution of $3,944,250 with respect to its limited partnership interest in North Sea, which distribution was net of the repayment by North Sea of all of the outstanding obligations owed by North Sea to the affiliate of the General Partner (the "Distribution"). The Distribution represented the Partnership's portion of the $10,941,943 in net insurance proceeds that Rowan agreed to distribute to North Sea with respect to the rig. The insurance proceeds received by North Sea neither represents the full amount of the insurance proceeds, nor the final amount of the "Stipulated Loss Value" of the rig, that North Sea expects to receive in accordance with the terms of the charter.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


(4)    Joint Ventures - continued

     It is not possible at this stage to determine the likelihood of the outcome, but the Partnership and the other North Sea partners believe that Rowan's request for declaratory judgment is without merit and the Partnership is working with the other North Sea partners to vigorously defend this claim and pursue North Sea's counterclaims.

     During  the  quarter  ended  June  30,  2006,  the  Partnership   amortized
approximately an additional $178,000, which represented the remaining unamortized balance of loan costs incurred in connection with North Sea's non-recourse debt financing.

     Information as to the results of operations of North Sea for the three and six months ended June 30, 2006 and 2005 are summarized below:

                                                     Three Months Ended June 30,     Six Months Ended June 30,
                                                     ---------------------------    ---------------------------
                                                        2006             2005           2006           2005
                                                     -----------     -----------    ------------  ------------
 Net (loss) income                                   $   (82,077)    $   853,204    $    877,568  $  1,668,202
                                                     ===========     ===========    ============  ============

 Partnership's share of net (loss) income            $   (35,971)    $   375,410    $    384,594  $    734,009
                                                     ===========     ===========    ============  ============

(5)    Investment in Estimated Unguaranteed Residual Values

     During July 1997, the Partnership entered into an option to acquire the residual interests in three Boeing 737-300 aircraft (the "Boeing Aircraft") on lease to Continental Airlines. On August 29, 2003, the Partnership re-negotiated the option, which resulted in the termination of the option in exchange for the Partnership obtaining an investment in the estimated unguaranteed residual values in the Boeing Aircraft. As part of the re-negotiation, the three recourse promissory notes payable by the Partnership, and incurred by the Partnership in connection with the original purchase of the option, were converted into a single recourse promissory note payable aggregating $5,843,538. This single recourse promissory note payable is due on November 27, 2006, accrues interest at 5.0% per year and requires monthly interest only payments which began on December 31, 2005. The Partnership was required to prepay $500,000, which was amortized into operations as interest expense through the date monthly interest payments began in 2005.

     On February 28, 2005, AAR Corp., the entity which owned the Boeing Aircraft on lease to Continental Airlines, sold an interest in the Boeing Aircraft for approximately $15,000,000. As a result of this sale, the Partnership reduced both the principal balance on its recourse debt obligation and its balance in its investment in estimated unguaranteed residual value by $1,145,000. Additionally, the Partnership recorded an impairment loss of $3,542,000 on the remaining balance of its investment in estimated unguaranteed residual values at December 31, 2005. At June 30, 2006, the Partnership had a zero balance for its investment in estimated unguaranteed residual values.

     If any, or all, of the remaining Boeing Aircraft are sold prior to the maturity date of the recourse promissory note payable on November 27, 2006, the Partnership may have all or a portion of the outstanding balance of the recourse promissory note payable forgiven, depending upon the total sales proceeds. If the Boeing Aircraft are sold after the maturity date of the recourse promissory note, the Partnership would be entitled to receive one-third of the net proceeds in excess of the net book value of Boeing Aircraft, as defined in the agreement. In addition, the Partnership is required to repay a portion of the recourse promissory note with 50% of the sales proceeds from any of its assets which are not subject to senior secured debt.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(6)    Equipment Held for Sale

     The Partnership currently owns rotables for Boeing 737 and Airbus A310 aircraft. Aircraft rotables are replacement spare parts that are held in inventory by an airline. These rotables were formerly on lease to Sabena Technics and are currently off lease and in the process of being remarketed for sale.

     At June 30, 2006, the General Partner determined, based upon recent negotiations with potential buyers, that the aircraft rotables may be impaired. Accordingly, the Partnership recorded an impairment loss for approximately $20,000 to more closely approximate the adjusted book value to the current fair value of the aircraft rotables.

(7)    Note Payable - Recourse

     Note payable at June 30, 2006 consisted of a recourse obligation totaling $4,698,538. The recourse debt obligation is evidenced by a promissory note payable to AAR Corp. that is described in Note 5 above. This recourse obligation is due on November 27, 2006, accrues interest at 5.0% per year and requires monthly interest only payments which began on December 31, 2005.

     On July 21, 2006, the Partnership utilized a portion of the Distribution to repay $3,100,000 of the outstanding principal of the recourse obligation in exchange for a reduction in the remaining principal amount of the recourse obligation so long as the outstanding balance is paid on or before November 27, 2006. The Partnership intends to repay the remaining outstanding balance of the recourse obligation utilizing the majority of the proceeds it received from the sale of the Aircraft described in Note 5 above, ensuring that the Partnership can take advantage of the reduction of the principal amount of the recourse obligation described above.

(8)    Transactions with Related Parties

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

     The General Partner also has a 1% interest in the Partnership's profits and distributions. The Partnership did not pay any distributions to the General Partner during the six months ended June 30, 2006. Additionally, the General Partner's interest in the Partnership's net loss for the three months ended June 30, 2006 and 2005 was $11,931 and $10,006, respectively. The General Partner's interest in the Partnership's net (loss) income for the six months ended June 30, 2006 and 2005 was $(10,499) and $796, respectively.

     At June 30, 2006, the Partnership had a payable totaling $132,499 due to its General Partner for management fees and administrative expense reimbursements incurred in prior years and $3,948 of bank charges incurred by the Partnership during 2005 and paid by the General Partner.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(9)    Contingencies

     In August 2004, Fleet Capital Corp. ("Fleet") commenced an action against the Partnership for unspecified damages, alleging that the Partnership breached its obligations owed to Fleet under certain performance guaranties the Partnership entered into in connection with non-recourse loans made by Fleet. The loans were made to the Partnership's wholly-owned subsidiaries when these entities entered into transactions to acquire supply tug vessels on charter with affiliates of SEACOR Marine, Inc. The Partnership and its subsidiaries counterclaimed, alleging, among other things, that Fleet breached its covenant of good faith and fair dealing. On May 31, 2006, the Partnership settled its action with Fleet. While the precise terms of the settlement are confidential, the settlement provides for the full release of all of Fleet's claims, as well as the Partnership's counterclaims. The settlement payment made by the
Partnership is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

(10)   Recent Accounting Pronouncements

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

Overview

     We are an equipment leasing business formed on May 23, 1995. We began active operations on January 19, 1996. We primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases was financed, so those leases generated little or no current cash flow because substantially the entire rental payments received from those lessees were paid to lenders. For those "growth" leases, we anticipated that the future value of the leased equipment exceeded the cash portion of the purchase price paid for the equipment. We ended our "reinvestment" period on November 9, 2002 and began our disposition period where we began to sell our assets in the ordinary course of business.

     Our  reinvestment  period  ended  November  9,  2002 and we  commenced  our disposition period. During the disposition period, we are distributing substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of our operations and affairs. We will not invest in any additional finance or lease transactions during the disposition period. Our goal was to complete the disposition period within three years after the end of the reinvestment period, but it is taking longer to do so.

     At June 30, 2006, our portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment:

     Mobile Off-Shore Drilling Rig:

     o We originally acquired 100% of the Class C limited partnership interest in the North Sea (Connecticut) Limited Partnership ("North Sea"), giving us a 50% interest in a mobile offshore drilling rig subject to lease with an oil rig charterer (the "Charterer"). The charter had a monthly rental of approximately $436,000 that was paid semi-annually and was scheduled to expire on March 15, 2008. The original purchase price for the Class C limited partnership interest was approximately $14,726,000, consisting of approximately $12,325,000 in cash and approximately $2,401,000 of non-recourse debt.

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

          On October 5, 2005, the Charterer notified the owner trustee of the rig that an "Event of Loss" occurred with respect to the rig in September 2005 as a result of Hurricane Rita. The charter provides that the Charterer will pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North
          Sea) an amount equal to the "Stipulated Loss Value" of the rig. The "Stipulated Loss Value" for the rig will be determined according to the terms of the charter between the Charterer and the owner trustee of the rig. The "Stipulated Loss Value" is defined as the sum of (i) the charter hire payment payable on the first charter hire payment following an "Event of Loss", (ii) the present value of the remaining charter hire payments due to the lender and (iii) the present value of the fair market value of the rig at the end of the charter, as determined by the appraisal procedure under the charter. At this time, the Stipulated Loss Value has not been agreed. As permitted by and in compliance with the terms and conditions of the Partnership's limited partnership agreement, an affiliate of our General Partner financed and has agreed to continue to finance, on behalf of the Class C limited partner's interest, certain costs and expenses that have been and may be incurred by North Sea.

          Prior to North Sea initiating the appraisal procedure, Rowan commenced a declaratory judgment action in Texas State Court requesting that the court declare, among other things, that "Stipulated Loss Value" should be determined by "the value estimated in advance" of the renewal term of the charter, which amount was never documented or agreed by the parties. North Sea immediately filed a counterclaim against Rowan to, among other things, have the charter enforced in accordance with its terms, and the owner trustee of the rig initiated the appraisal procedure required under the charter. The appraisal procedure has been completed and it was determined that the "Stipulated Loss Value" of the rig at the end of the charter is $80,235,317.

          On or about May 22, 2006, Rowan paid (i) the March 2006 charter hire payment and (ii) the component of the "Stipulated Loss Value" of the rig represented by the present value of the remaining charter hire payments due to the lender, which amounts were used to fully satisfy the approximately $9.3 million of outstanding non-recourse debt on the rig. On May 31, 2006, we received a distribution of $3,944,250 with respect to our limited partnership interest in North Sea, which distribution was net of the repayment by North Sea of all of the outstanding obligations owed by North Sea to the affiliate of our General Partner (the "Distribution"). The Distribution represented our portion of the $10,941,943 in net insurance proceeds that Rowan agreed to distribute to North Sea with respect to the rig. The insurance proceeds received by North Sea neither represents the full amount of the insurance proceeds, nor the final amount of the "Stipulated Loss Value" of the rig, that North Sea expects to receive in accordance with the terms of the charter.

          It is not possible at this stage to determine the likelihood of the outcome, but we and the other North Sea partners believe that Rowan's request for declaratory judgment is without merit and we are working with the other North Sea partners to vigorously defend this claim and pursue North Sea's counterclaims.

     Air Transportation Equipment:

     o We had a 100% interest in a 1976 McDonnell Douglas DC-10-30F aircraft that was subject to a lease with World Airways, Inc. ("World Airways") and a residual sharing agreement (the "Agreement") with Aviation Investors, Inc. ("Aviation").

          On  August  9,  2006,  we sold  the  aircraft  to  World  Airways  for approximately $1,300,000 in cash, plus the maintenance reserve of approximately $2,664,000. Pursuant to the Agreement with Aviation, we and Aviation shared the proceeds of the sale of the aircraft equally. The gross proceeds of the sale were approximately $3,964,000, reduced by legal fees of approximately $10,500, for net proceeds of $3,953,000 to be divided equally between us and Aviation. We received approximately $1,976,000 in cash, will record a gain on the sale of the aircraft of approximately $400,000 before a remarketing expense, of approximately $1,976,000.

     o    We have a 100%  interest in 34 Boeing 737  rotables and 48 Airbus A310
          rotables.   These  assets  are  currently  off  lease  and  are  being remarketed.

Lease and Other Significant Transactions

Aircraft Rotables

     At June 30, 2006, our General Partner determined, based upon recent negotiations with potential buyers, that the aircraft rotables may be impaired. Accordingly, we recorded an impairment loss for approximately $20,000 to more closely approximate the adjusted book value to the current fair value of the aircraft rotables.

1976 McDonnell Douglas DC-10-30F

     On August 9, 2006, we sold our 1976 McDonnell Douglas DC-10-30F aircraft which had been on lease to World Airways, to World Airways for approximately $1,300,000 in cash, plus the maintenance reserve of approximately $2,664,000. Pursuant to the Agreement with Aviation, we and Aviation shared the proceeds of the sale of the aircraft equally. The gross proceeds of the sale were approximately $3,964,000, reduced by legal fees of approximately $10,500, for net proceeds of $3,953,000 to be divided equally between us and Aviation. We received approximately $1,976,000 in cash and record a gain on the sale of the aircraft of approximately $400,000 before a remarketing expense of approximately $1,976,000.

New Accounting Pronouncements

     The General Partner does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2006 (the "2006 Quarter") and 2005 (the "2005 Quarter")

     We began our disposition period on November 10, 2002. Our goal was to complete the disposition period within three years, but it has taken longer to do so. During the disposition period, we will sell our assets in the ordinary course of business. As we begin to sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets, such as depreciation expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold, we will experience both gains and losses on these sales.

     Revenue for the 2006 Quarter and the 2005 Quarter are summarized as follows:

                                                             Three Months Ended June 30,
                                                     -------------------------------------------
                                                         2006            2005          Change
                                                     -----------     -----------    ------------
 Total revenue                                       $   135,185     $   526,336    $   (391,151)
                                                     ===========     ===========    ============

 Rental income                                       $   150,000     $   150,000    $         -
 (Loss) income from investments in joint ventures    $   (32,161)    $   372,801    $   (404,962)
 Net gain (loss) on sales of equipment               $     4,900     $        -     $      4,900
 Interest and other income                           $    12,446     $     3,535    $      8,911


     Total revenue for the 2006 Quarter decreased $391,151, or 74.3%, compared to the 2005 Quarter. This decrease was primarily attributable to the decrease in revenue from our investments in joint ventures. During the 2006 Quarter, we recognized approximately $32,000 of net loss from our investments in joint ventures, of which approximately $36,000 was derived from our investment in a limited partnership. During the 2005 Quarter, we recognized approximately $373,000 of net income from investments in joint ventures, of which approximately $375,000 was derived from our investment in a limited partnership.

     Expenses for the 2006 Quarter and the 2005 Quarter are summarized as follows:

                                                             Three Months Ended June 30,
                                                     -------------------------------------------
                                                         2006            2005          Change
                                                     -----------     -----------    ------------
 Total expenses                                      $ 1,328,292     $ 1,526,914    $   (198,622)
                                                     ===========     ===========    ============

 Impairment loss                                     $    20,289     $ 1,020,826    $ (1,000,537)
 Depreciation and amortization                       $   343,822     $   165,616    $    178,206
 Interest                                            $    58,731     $   119,758    $    (61,027)
 Remarketing expense                                 $    62,004     $    75,000    $    (12,996)
 General and administrative                          $   843,446     $   146,353    $    697,093
 Minority interest                                   $        -      $      (639)   $        639


     Total expenses for the 2006 Quarter decreased $198,622, or 13.0%, compared to the 2005 Quarter. The decrease in expenses was primarily a result of a non-recurring impairment loss relating to our aircraft rotables of approximately $20,000 incurred during the 2006 Quarter as compared to a non-recurring impairment loss relating to our aircraft rotables of approximately $1,021,000 during the 2005 Quarter. This decrease was partially offset by an increase in depreciation and amortization of approximately $178,000, which represented a one-time charge to amortize the remaining balance of loan costs incurred as part of the North Sea acquisition. The increase in general and administrative is due to the litigation settlement with Fleet.

Net Loss

     As a result of the foregoing factors, the net loss for the 2006 Quarter was $1,193,107, as compared to the net loss for the 2005 Quarter of $1,000,578. The net loss per weighted average number of limited partnership units outstanding for the 2006 Quarter was $1.20 as compared to the net loss per weighted average number of limited partnership units outstanding for the 2005 Quarter of $1.00.

Results of Operations for the Six Months Ended June 30, 2006 (the "2006 Period") and 2005 (the "2005 Period")

     Revenue for the 2006 Period and the 2005 Period are summarized as follows:


                                                              Six Months Ended June 30,
                                                     -------------------------------------------
                                                         2006            2005          Change
                                                     -----------     -----------    ------------
 Total revenue                                       $   701,556     $ 2,373,390    $ (1,671,834)
                                                     ===========     ===========    ============


 Rental income                                       $   300,000     $   300,000    $        -
 Finance income                                      $        -      $     1,928    $     (1,928)
 (Loss) income from investments in joint ventures    $   390,850     $   878,972    $   (488,122)
 Gain on transfer of investment in joint ventures    $        -      $ 1,171,786    $ (1,171,786)
 Net gain (loss) on sales of equipment               $   (12,734)    $       -      $    (12,734)
 Interest and other income                           $    23,440     $    20,704    $      2,736



     Total revenue for the 2006 Period decreased $1,671,834, or 70.4%, compared to the 2005 Period. This decrease was primarily attributable to the decrease in revenue from our investments in joint ventures and the gain on transfer of investments in joint ventures. During the 2005 Period, we assigned a total of 5.71% of our interest in one of the joint ventures to two affiliates which created a gain of approximately $1,172,000. During the 2006 Period, we recognized approximately $391,000 of net income from our investments in joint ventures of which approximately $385,000 was derived from our investment in a limited partnership. The Charterer is not required to make any additional charter hire payments and, therefore, we expect that our income from investments in joint ventures will continue to decrease. Additionally, the decrease in income from investments in joint ventures was due a net gain during the 2005 Period relating to our assignment of several joint venture interests to several of our affiliates to repay these affiliates pursuant to the terms of a contribution agreement we entered into with some of our affiliates in connection with a line of credit agreement we had with Comerica Bank.

     Expenses for the 2006 Period and the 2005 Period are summarized as follows:

                                               Six Months Ended June 30,
                                    --------------------------------------------
                                         2006            2005           Change
                                    ------------     -----------     -----------
 Total expenses                     $  1,751,447     $ 2,293,804     $  (542,357)
                                    ============     ===========     ===========

 Impairment loss                    $     20,289     $ 1,320,826     $(1,300,537)
 Depreciation and amortization      $    509,438     $   331,232     $   178,206
 Interest                           $    117,463     $   237,160     $  (119,697)
 Remarketing expense                $    124,129     $   150,000     $   (25,871)
 General and administrative         $    980,128     $   255,864     $   724,264
 Minority interest                  $         -      $    (1,278)    $     1,278


     Total expenses for the 2006 Period decreased $542,357, or 23.6%, compared to the 2005 Period. The decrease in expenses was primarily a result of a non-recurring impairment loss relating to our aircraft rotables of approximately $20,000 incurred during the 2006 Period as compared to a non-recurring impairment loss relating to our aircraft rotables of approximately $1,021,000 and approximately $300,000 relating to our marine vessels during the 2005 Period. This decrease was partially offset by an increase in depreciation and amortization of approximately $178,000, which represented a one-time charge to amortize the remaining balance of loan costs incurred as part of the North Sea acquisition. The increase in general and administrative is due to the litigation settlement with Fleet.

     Net Income (Loss)

     As a result of the foregoing factors, the net loss for 2006 Period was $(1,049,891), as compared to the net income for 2005 Period of $79,586. The net loss per weighted average number of limited partnership units outstanding for the 2006 Period was $(1.05), as compared to the net income per weighted average number of limited partnership units outstanding for 2005 Period of $0.08.

Liquidity and Capital Resources

Sources and Uses of Cash

     At June 30, 2006, we had cash and cash equivalents of $3,289,963. During our disposition period, our main source of cash is expected to be from investing activities. Our main use of cash during the disposition period is expected to be for operations, consisting principally of general and administrative expenses and financing activities, in the form of cash distributions to our partners.

     Our main source of cash during the 2006 Period was from investing activities. During the 2006 Period, our main source of cash from investing activities was from distributions received from joint ventures of approximately $3,958,000. Of this amount, approximately $3,951,000 was a distribution from our investment in a limited partnership. Additionally, we received approximately $42,000 from sales of equipment.

     Our main use of cash during the 2006 Period was for operating activities. Our primary use of cash for operating activities was increasing our restricted cash by approximately $430,000 and due to a one-time payment to settle the Fleet litigation.

Financings and Borrowings

     We have one recourse debt obligation at June 30, 2006 of $4,698,538. This recourse debt obligation is due on November 27, 2006, accrues interest at 5.0% per year and requires monthly interest only payments which began on December 31, 2005. On July 21, 2006, we utilized a portion of the Distribution to repay
$3,100,000 of the outstanding principal of the recourse obligation in exchange for a reduction in the remaining principal amount of the recourse obligation so long as the outstanding balance is paid on or before November 27, 2006. We intend to repay the remaining outstanding balance of the recourse obligation in the near future utilizing the majority of the proceeds it received from the sale of the 1976 McDonnell Douglas DC-10-30F aircraft described above, ensuring that we can take advantage of the reduction of the principal amount of the recourse obligation described above.

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

Contractual Obligations and Commitments and Off Balance Sheet Transactions

     At June 30, 2006, we have one recourse debt obligation of $4,698,538. This recourse debt obligation is due on November 27, 2006, accrues interest at 5.0% per year and requires monthly interest only payments which began on December 31, 2005. On July 21, 2006, we utilized a portion of the Distribution to repay
$3,100,000 of the outstanding principal of the recourse obligation in exchange for a reduction in the remaining principal amount of the recourse obligation so long as the outstanding balance is paid on or before November 27, 2006. The remaining recourse obligation after our payment is approximately $1,599,000. We do not have any off balance sheet transactions.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

     In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2006, as well as the financial statements and Quarterly Reports on Form 10-Q for the period ended June 30, 2006 for our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner's disclosure controls and procedures were effective.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In August 2004, Fleet Capital Corp. ("Fleet") commenced an action against us for unspecified damages, alleging that we breached our obligations owed to Fleet under certain performance guaranties we entered into in connection with non-recourse loans made by Fleet. The loans were made to our wholly-owned subsidiaries when these entities entered into transactions to acquire supply tug vessels on charter with affiliates of SEACOR Marine, Inc. We and our subsidiaries counterclaimed, alleging, among other things, that Fleet breached its covenant of good faith and fair dealings. On May 31, 2006, we settled our action with Fleet. While the preceise terms of the settlement are confidential, the settlement provides for the full release of all of Fleet's claims, as well as our counterclaims.

Item 1A. Risk Factors

     There have been no material changes from the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Our General Partner consented to us redeeming 170 limited partnership units during the 2006 Period. The redemption amounts are calculated according to a specified redemption formula in accordance with the partnership agreement. Redeemed units have no voting rights and do not share in distributions. The partnership agreement limits the number of limited partnership units which can be redeemed in any one year and redeemed limited partnership units may not be reissued. The following table details our limited partnership unit redemptions:

                                                   Total
                                                 Number of       Price Paid
                                                  Limited            Per
                                               Partner Units       Limited
                                                  Redeemed      Partner Units
                                               ------------     --------------

 January 1, 2006 through January 31, 2006                 -     $           -
 February 1, 2006 through February 28, 2006             170              12.92
 March 1, 2006 through March 31, 2006                     -                 -
 April 1, 2006 through April 30, 2006                     -                 -
 May 1, 2006 thorugh May 31, 2006                         -                 -
 June 1, 2006 through June 30, 2006                       -                 -
                                               ------------     --------------

                                                        170     $        12.92
                                               ==========       ==============

Item 3.  Default Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the 2006 quarter.

Item 5.  Other Information

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

Date: August 14, 2006

/s/ Beaufort J.B. Clarke
----------------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2006

/s/ Thomas W. Martin
----------------------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit 31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of ICON Cash Flow Partners L.P. Seven;

2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

     a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated:  August 14, 2006

/s/ Beaufort J.B. Clarke
----------------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Seven

Exhibit 31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of ICON Cash Flow Partners L.P. Seven;

2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

     a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated: August 14, 2006

/s/ Thomas W. Martin
----------------------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Seven

Exhibit 32.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the General Partner of the Registrant in connection with the Quarterly Report of ICON Cash Flow Partners L.P. Seven (the "Partnership") on Form 10-Q for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report") certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. ss.78m); and

2. The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Dated:   August 14, 2006

 /s/ Beaufort J.B. Clarke
----------------------------------
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Seven

Exhibit 32.2

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer) of ICON Capital Corp., the General Partner of the Registrant in connection with the Quarterly Report of ICON Cash Flow Partners L.P. Seven (the "Partnership") on Form 10-Q for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. ss.78m); and

2. The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Dated:   August 14, 2006

/s/ Thomas W. Martin
----------------------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Seven