Form 10-Q
period 2006-09-30
ICON CASH FLOW PARTNERS L P SEVEN
filed 2006-11-13
CIK 947986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                      September 30, 2006
                       ---------------------------------------------------------

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

Number of outstanding limited partnership units of the registrant on October 31, 2006 is 987,378.

                       ICON Cash Flow Partners L.P. Seven
                                      Index




PART I - FINANCIAL INFORMATION                                                            Page

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2006 (Unaudited) and
           December 31, 2005                                                                1

         Condensed Consolidated Statements of Operations for the Three and Nine Months
           Ended September 30, 2006 and 2005 (Unaudited)                                    2

         Condensed Statement of Changes in Partners' Equity for the Nine Months Ended
           September 30, 2006 (Unaudited)                                                   3

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2006 and 2005 (Unaudited)                                          4

         Notes to Condensed Consolidated Financial Statements (Unaudited)                   6

     Item 2. General Partner's Discussion and Analysis of Financial Condition and
              Results of Operations                                                        13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   19

     Item 4.  Controls and Procedures                                                      19

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                            20

     Item 1A. Risk Factors                                                                 20

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                  20

     Item 3.  Defaults Upon Senior Securities                                              20

     Item 4.  Submission of Matters to a Vote of Security Holders                          20

     Item 5.  Other Information                                                            20

     Item 6.  Exhibits                                                                     21

Signatures                                                                                 22


                         PART I - FINANCIAL INFORMATION

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                                     ASSETS



                                                                                (Unaudited)
                                                                                September 30,      December 31,
                                                                                    2006              2005
                                                                                -------------      -----------
 Cash and cash equivalents                                                      $     502,176      $   151,326
                                                                                -------------      -----------

 Investment in operating lease:
      Equipment, at cost                                                                    -        2,565,000
      Accumulated depreciation                                                              -       (1,388,850)
                                                                                -------------      -----------

         Net investment in operating lease                                                  -        1,176,150
                                                                                -------------      -----------

 Investment in joint venture                                                        7,588,203       11,241,860
 Equipment held for sale                                                               26,000          165,152
 Restricted cash                                                                            -        2,285,723
 Other assets, net                                                                          -          233,114
                                                                                -------------      -----------

         Total assets                                                           $   8,116,379      $15,253,325
                                                                                =============      ===========

                        LIABILITIES AND PARTNERS' EQUITY

 Note payable - recourse                                                        $           -      $ 4,698,538
 Security deposits and other payables                                                  20,000          219,327
 Due to General Partner                                                                     -          132,499
 Maintenance reserve payable                                                                -        2,185,723
                                                                                -------------      -----------

      Total liabilities                                                                20,000        7,236,087
                                                                                -------------      -----------

 Commitments and contingencies

 Partners' equity:
      General Partner                                                                (638,046)        (768,734)
      Limited Partners (987,378 and 987,548 units outstanding,
         $100 original unit original issue price)                                   8,734,425        8,785,972
                                                                                -------------      -----------

      Total partners' equity                                                        8,096,379        8,017,238
                                                                                -------------      -----------

      Total liabilities and partners' equity                                    $   8,116,379      $15,253,325
                                                                                =============      ===========

See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                       Three Months Ended September 30,  Nine Months Ended September 30,
                                                           2006              2005             2006             2005
                                                       ------------     -------------    -------------   -------------
 Revenue:
      Rental income                                    $     50,000     $     150,000    $     350,000   $     450,000
      Finance income                                              -                 -                -           1,928
      (Loss) income from investments in joint ventures      (85,823)           383,780         305,027       1,262,752
      Gain on transfer of investment in joint ventures            -                 -                -       1,171,786
      Net gain on sales of equipment                      1,124,804                 -        1,112,070               -
      Interest and other income                              18,672             3,327           42,112          24,031
                                                       ------------     -------------    -------------   -------------

         Total revenue                                    1,107,653           537,107        1,809,209       2,910,497
                                                       --------- --     -------------    -------------   -------------

 Expenses:
      Impairment loss                                        64,500                 -           84,789       1,320,826
      Depreciation and amortization                          46,295           165,616          555,733         496,848
      Gain on early retirement of debt                     (121,693)                -         (121,693)              -
      Interest                                               21,710                 -          134,403         237,160
      Remarketing expense                                    20,917            75,000          145,046         225,000
      General and administrative                             80,651           169,963        1,060,779         425,827
      Minority interest                                           -              (638)               -          (1,916)
                                                       ------------     -------------    -------------   -------------

         Total expenses                                     112,380           409,941        1,859,057        2,703,745
                                                       ------------     -------------    -------------   -------------

 Net income (loss)                                     $    995,273     $     127,166    $     (49,848)  $     206,752
                                                       ============     =============    =============   =============


 Net income (loss) allocable to:
      Limited partners                                 $    985,320     $     125,894    $     (49,350)  $     204,684
      General Partner                                         9,953             1,272             (498)          2,068
                                                       ------------     -------------    -------------   -------------

                                                       $    995,273     $     127,166    $     (49,848)  $     206,752
                                                       ============     =============    =============   =============

 Weighted average number of limited partnership
      units outstanding                                     987,378           987,548          987,405         987,548
                                                       ============     =============    =============   =============

 Net (loss) income per weighted average limited
      partnership units outstanding                    $       1.00     $        0.13    $       (0.05)  $        0.21
                                                       ============     =============    =============   =============


See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
         Condensed Consolidated Statement of Changes in Partners' Equity
                      Nine Months Ended September 30, 2006
                                   (Unaudited)


                                                                                            Total
                                         Units             Limited          General        Partners'
                                      Outstanding         Partners          Partner         Equity
                                      ------------     -------------    -------------   -------------

 Balance, January 1, 2006                  987,548     $   8,785,972    $    (768,734)  $   8,017,238

 Limited partnership units redeemed           (170)           (2,197)               -          (2,197)
 Capital contribution                            -                 -          131,186         131,186
 Net loss                                        -           (49,350)            (498)        (49,848)
                                      ------------     --------------   -------------   -------------

 Balance, September 30, 2006               987,378     $   8,734,425    $    (638,046)  $   8,096,379
                                      ============     =============    =============   =============


See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)



                                                                    2006               2005
                                                                -------------      -----------
 Cash flows from operating activities:
      Net (loss) income                                         $     (49,848)     $   206,752
      Adjustments to reconcile net (loss) income to net cash
         (used in) provided by operating activities:
            Income from investments in joint ventures                (305,027)      (1,262,752)
            Gain on transfer of investment in joint venture                 -       (1,171,786)
            Net gain on sales of equipment                         (1,112,070)               -
            Impairment loss                                            84,789        1,320,826
            Depreciation  and amortization                            555,733          601,230
            Gain on early retirement of debt                         (121,693)               -
            Minority interest                                               -           (1,916)
      Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables                 -          366,567
         Other assets                                                     453           (5,521)
         Security deposits and other payables                        (154,690)        (114,305)
         Accrued interest expense                                           -           92,529
         Due from/to General Partner and affiliates, net                    -          (22,462)
         Decrease in restricted cash                                2,285,723                -
         Maintenance reserve payable                               (2,185,723)               -
                                                                -------------      -----------

 Net cash (used in) provided by operating activities               (1,002,353)           9,162
                                                                -------------      -----------

 Cash flows from investing activities:
      Proceeds from sales of equipment                              3,994,502          234,487
      Residual sharing payments made                               (1,976,437)               -
      Distributions received from joint ventures                    3,958,684           16,764
                                                                -------------      -----------

 Net cash provided by investing activities                          5,976,749          251,251
                                                                -------------      -----------

 Cash flows from financing activities:
      Cash paid for redemption of limited partner units                (2,197)               -
      Principal payments on notes payable - recourse               (4,621,349)      (2,422,992)
      Loans and advances from affiliates                                    -        2,172,992
      Distributions to minority interest in joint ventures                  -           (2,250)
                                                                -------------      -----------

 Net cash used in financing activities                             (4,623,546)        (252,250)
                                                                -------------      -----------

 Net increase in cash and cash equivalents                            350,850            8,163
 Cash and cash equivalents, beginning of the period                   151,326           96,364
                                                                -------------      -----------

 Cash and cash equivalents, end of the period                   $     502,176      $   104,527
                                                                =============      ===========


See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)



                                                                                     2006             2005
                                                                                -------------      -----------
 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                  $     201,790      $    40,249
                                                                                =============      ===========

 Supplemental disclosure of non-cash investing and financing activities:
      Joint venture interests assigned to affiliates in exchange
         for amounts owed                                                       $           -      $ 1,427,992
                                                                                =============      ===========
      Assignment of finance lease interest in exchange for amounts owed         $           -      $   745,000
                                                                                =============      ===========
      Non-cash repayments of loan and advances from affiliates                  $           -      $ 2,172,992
                                                                                =============      ===========
      Non-cash capital contributions                                            $     131,186      $         -
                                                                                =============      ===========


See accompanying notes to condensed consolidated financial statements.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

(1)    Basis of Presentation and Consolidation

     The accompanying condensed consolidated financial statements of ICON Cash Flow Partners L.P. Seven (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2005 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

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

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

(2)    Organization - continued

     Partners' capital accounts are increased for their initial or any additional capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce their adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2005 to conform to the current period presentation.

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

(4)    Investment in Operating Lease

         The joint venture described below is consolidated by the Partnership.

     ICON Cash Flow Partners L.L.C. III

     ICON Cash Flow Partners L.L.C. III was originally formed for the purpose of acquiring and managing a 1976 McDonnell Douglas DC-10-30 Aircraft (the "Aircraft"). Effective May 1, 2003, the Aircraft was leased to World Airways, Inc. ("World Airways"). Effective September 1, 2004, this lease was modified to a fixed rental of $50,000 per month plus maintenance reserves and the term was extended through September 2006.

     Aviation Investors, Inc. ("Aviation"), an unrelated third party who was the seller in the Partnership's acquisition of the Aircraft, was entitled to receive approximately 50% of all excess residual proceeds from the Aircraft pursuant to a Residual Sharing Agreement (the "Agreement"). Residual proceeds include gross proceeds from the sale, lease, renewal lease or extension or financing of the Aircraft and casualty payments. The gross proceeds may be reduced, but not below zero, for recovery expenses, remarketing expenses, any reasonable out-of-pocket costs incurred by the Partnership, including remarketing fees paid to Aviation, and an amount calculated to provide the Partnership with a consistent rate of return, as defined in the Agreement. Additionally, Aviation entered into a management agreement with the Partnership to manage the operations of and to remarket the Aircraft for sale or lease. For this service, Aviation received a monthly fee of $10,667.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

(4)    Investment in Operating Lease - continued

     In accordance with the terms of the lease agreement with World Airways, the Partnership received a monthly amount which was reserved as a maintenance reserve to cover scheduled heavy maintenance work as required by the Federal Aviation Administration. If the maintenance reserve was not fully utilized for the Aircraft, any unused amount would have been allocated between the Partnership and Aviation as stipulated in the Agreement.

     On August 9, 2006, the Partnership sold the Aircraft to World Airways for approximately $1,300,000 in cash, plus the maintenance reserve of approximately $2,664,000. Pursuant to the Agreement with Aviation, the Partnership and Aviation shared the proceeds of the sale of the Aircraft equally. The gross proceeds of the sale were approximately $3,964,000, reduced by legal fees of approximately $10,500, for net proceeds of $3,953,000 to be divided equally between the Partnership and Aviation. The Partnership received approximately $1,976,000 in cash, net of residual proceeds paid to Aviation, and recorded a gain on the sale of the Aircraft of approximately $1,124,000 after a remarketing expense of approximately $1,976,000.

     The Partnership's investment in the operating lease discussed above is summarized as follows:

                                   (Unaudited)
                                    September 30,    December 31,
                                       2006             2005
                                   -----------     -------------
 Aircraft                          $       -       $  2,565,000
 Less: accumulated depreciation                      (1,388,850)
                                   -----------     ------------
                                   $        -      $  1,176,150
                                   ===========     ============

(5)    Joint Venture

     The Partnership formed a limited partnership with an unaffiliated entity for the purpose of owning an interest in a mobile off-shore drilling rig.

     North Sea (Connecticut) Limited Partnership

     The Partnership entered into a limited partnership agreement with North Sea (Connecticut) Limited Partnership ("North Sea"), pursuant to which the Partnership acquired 100% of the Class C limited partnership interest in North Sea giving the Partnership a 50% equity interest in North Sea. The original purchase price for the Class C limited partnership interest was approximately $14,726,000, consisting of approximately $12,325,000 in cash and approximately $2,401,000 of non-recourse debt. North Sea exercised its option to acquire an interest in a drilling rig from its owner, which drilling rig had previously been acquired from, and simultaneously leased back to the operator. The lease was financed on a non-recourse basis with a bank; it was then refinanced and a portion of the loan proceeds were used to pay for the exercise price of the option, with the excess loan proceeds of $20,002,567 distributed to the partners (the Partnership received a $10,001,284 distribution which represented the Partnership's original 50% share). The other parties to this joint venture are not affiliates of the Partnership or the General Partner. At September 30, 2006, the Partnership has a right to 87.65% of the profits, losses and cash flows from its Class C limited partnership interest in North Sea.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

(5)    Joint Venture - continued

     The operator had entered into a charter with the owner trustee of the drilling rig which had a monthly rental of approximately $436,000 that was paid semi-annually and was scheduled to expire on March 15, 2008. Pursuant to the terms of the charter, the oil-rig charterer (the "Charterer"), was required to make its semi-annual payment of the charter hire following an "Event of Loss," (as discussed below) which payment was made in the quarter ending March 31, 2006. For the three and nine months ended September 30, 2006, the Partnership recognized a net loss of approximately $36,000 and net income of approximately $385,000, respectively, from its investment in North Sea.

     On October 5, 2005, the Charterer notified the owner trustee of the rig that an "Event of Loss" occurred with respect to the rig in September 2005 as a result of Hurricane Rita. The charter provides that the Charterer will pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the "Stipulated Loss Value" of the rig. The "Stipulated Loss Value" for the rig will be determined according to the terms of the charter between the Charterer and the owner trustee of the rig. The "Stipulated Loss Value" is defined as the sum of (i) the charter hire payment payable on the first charter hire payment date following an "Event of Loss," (ii) the present value of the remaining charter hire payments due to the lender and (iii) the present value of the fair market value of the rig at the end of the charter, as determined by the appraisal procedure under the charter. As permitted by and in compliance with the terms and conditions of the Partnership's limited partnership agreement, an affiliate of the General Partner financed, on behalf of the Class C limited partner's interest, certain costs and expenses that were incurred by North Sea.

     Prior to North Sea initiating the appraisal procedure, the Charterer commenced a declaratory judgment action in Texas State Court requesting that the court declare, among other things, that "Stipulated Loss Value" should be determined by "the value estimated in advance" of the renewal term of the charter, which amount was never documented or agreed by the parties. North Sea immediately filed a counterclaim against the Charterer to, among other things, have the charter enforced in accordance with its terms, and the owner trustee of the rig initiated the appraisal procedure required under the charter. The appraisal procedure has been completed and it was determined that the "Stipulated Loss Value" of the rig at the end of the charter is $80,235,317.

     On or about May 22, 2006, the Charterer paid (i) the March 2006 charter hire payment and (ii) the component of the "Stipulated Loss Value" of the rig represented by the present value of the remaining charter hire payments due to the lender, which amounts were used to fully satisfy the approximately $9,300,000 of the outstanding non-recourse debt on the rig. On May 31, 2006, the Partnership received a distribution of $3,944,250 with respect to its limited partnership interest in North Sea, which distribution was net of the repayment by North Sea of all of the outstanding obligations owed by North Sea to the affiliate of the General Partner (the "Distribution"). The Distribution represented the Partnership's portion of the $10,941,943 in net insurance proceeds that the Charterer agreed to distribute to North Sea with respect to the rig. The insurance proceeds received by North Sea neither represents the full amount of the insurance proceeds, nor the final amount of the "Stipulated Loss Value" of the rig, that North Sea expects to receive in accordance with the terms of the charter.

     On September 1, 2006, the Charterer and North Sea each filed motions for complete summary judgment. Oral argument on the motions occurred on November 7, 2006, and the Texas State Court has taken the motions under advisement. The parties are currently awaiting the Texas State Court's decision; however, the timing of that ruling is entirely within the discretion of the Texas State Court. It is not possible at this stage to determine the likelihood of the outcome, but the Partnership and the other North Sea partners believe that the Charterer's request for declaratory judgment is without merit and the Partnership is working with the other North Sea partners to vigorously defend this claim and pursue North Sea's counterclaims.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

(5)    Joint Venture - continued

     During  the  quarter  ended  June  30,  2006,  the  Partnership   amortized
approximately an additional $178,000, which represented the remaining unamortized balance of loan costs incurred in connection with North Sea's non-recourse debt financing.

     The results of operations of North Sea for the three and nine months ended September 30, 2006 and 2005 are summarized below:

                                                   Three Months Ended       Nine Months Ended
                                                      September 30,           September 30,
                                               ----------------------    ------------------------
                                                  2006         2005          2006         2005
                                               -----------  ----------   ----------    ---------
 Net (loss) income                             $ (198,149)  $  861,220   $  679,419    $2,529,422
                                               ==========   ==========   ==========    ==========
 Partnership's share of net (loss) income      $  (86,839)  $  377,430   $  297,755    $1,108,519
                                               ==========   ==========   ==========    ==========

(6)    Investment in Estimated Unguaranteed Residual Values

     During July 1997, the Partnership entered into an option to acquire the residual interests in three Boeing 737-300 aircraft (the "Boeing Aircraft") on lease to Continental Airlines. On August 29, 2003, the Partnership re-negotiated the option, which resulted in the termination of the option in exchange for the Partnership obtaining an investment in the estimated unguaranteed residual values in the Boeing Aircraft. As part of the re-negotiation, the three recourse promissory notes payable by the Partnership, and incurred by the Partnership in connection with the original purchase of the option, were converted into a single recourse promissory note payable aggregating $5,843,538. This single recourse promissory note payable was due on November 27, 2006, accrued interest at 5.0% per year and required monthly interest only payments which began on December 31, 2005. The Partnership was required to prepay $500,000, which was amortized into operations as interest expense through the date monthly interest payments began in 2005.

     On February 28, 2005, AAR Corp., the entity which owned the Boeing Aircraft on lease to Continental Airlines, sold an interest in the Boeing Aircraft for approximately $15,000,000. As a result of this sale, the Partnership reduced both the principal balance on its recourse debt obligation and its balance in its investment in estimated unguaranteed residual value by $1,145,000 in accordance with the terms of its agreement with AAR Corp. Additionally, the Partnership recorded an impairment loss of $3,542,000 on the remaining balance of its investment in estimated unguaranteed residual values at December 31, 2005. At September 30, 2006, the Partnership had a zero balance for its investment in estimated unguaranteed residual values.

     If the Boeing Aircraft are sold the Partnership would be entitled to receive one-third of the net proceeds in excess of the net book value of the Boeing Aircraft, as defined in the agreement.

     On July 31, 2006 the Partnership made a payment of $3,100,000 toward this recourse obligation. On August 30, 2006, the Partnership repaid the remaining outstanding balance of the recourse obligation thus enabling the Partnership to take advantage of an agreed upon reduction of approximately $121,700 in the remaining principal amount. This approximately $121,700 has been recognized as gain on early retirement of debt in the current quarter. The pay-off amount including accrued interest was approximately $1,523,000.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

(7)    Equipment Held for Sale

     The Partnership currently owns rotables for Boeing 737 and Airbus A310 aircraft. Aircraft rotables are replacement spare parts that are held in inventory by an airline. These rotables were formerly on lease to Sabena Technics and are currently off lease and in the process of being remarketed for sale.

     At September 30, 2006, the General Partner determined, based upon recent negotiations with potential buyers, that the aircraft rotables may be impaired. Accordingly, the Partnership recorded an impairment loss for approximately $64,500 to more closely approximate the adjusted book value to the current fair value of the aircraft rotables. The total impairment loss on these rotables during 2006 was approximately $84,800. The carrying value of these rotables at September 30, 2005 was $26,000.

(8)    Transactions with Related Parties

     The General Partner has a 1% interest in the Partnership's profits, losses and distributions. The Partnership did not pay any distributions to the General Partner during the nine months ended September 30, 2006. Additionally, the General Partner's interest in the Partnership's net income for the three months ended September 30, 2006 and 2005 was $9,953 and $1,272, respectively. The General Partner's interest in the Partnership's net (loss) income for the nine months ended September 30, 2006 and 2005 was $(498) and $2,068, respectively.

     At September 30, 2006, the Partnership had a payable totaling approximately $131,200 due to its General Partner for management fees, administrative expense reimbursements, General Partner fees and operating expenses incurred by the Partnership in prior years. Effective September 30, 2006, the General Partner has decided to no longer seek to collect these amounts from the Partnership. As a result, these amounts were recognized as a capital contribution by the General Partner in the current quarter.

(9)    Contingencies

     In August 2004, Fleet Capital Corp. ("Fleet") commenced an action against the Partnership for unspecified damages, alleging that the Partnership breached its obligations owed to Fleet under certain performance guaranties the Partnership entered into in connection with non-recourse loans made by Fleet. The loans were made to the Partnership's wholly-owned subsidiaries when these entities entered into transactions to acquire supply tug vessels on charter with affiliates of SEACOR Marine, Inc. The Partnership and its subsidiaries counterclaimed, alleging, among other things, that Fleet breached its covenant of good faith and fair dealing. On May 31, 2006, the Partnership settled its action with Fleet. While the precise terms of the settlement are confidential, the settlement provided for the full release of all of Fleet's claims, as well as the Partnership's counterclaims. The settlement payment made by the
Partnership is included in general and administrative expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2006.

                       ICON Cash Flow Partners L.P. Seven
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

(10)   Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 "Accounting for Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative generally accepted accounting principal pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement but does not currently believe it will have a material impact on the financial statements.

     The General Partner does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, Item 1A. Risk Factors and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

     At September 30, 2006, our portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment:

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

     We currently have a right to 87.65% of the profits, losses and cash flows from our Class C limited partnership interest in North Sea. During November 2004 and February 2005, we assigned 6.64% and 5.71%, respectively, of our rights in and to the profits, losses and cash flows from our Class C limited partnership interest to several of our affiliates as a repayment under the terms of a contribution agreement we entered into with such affiliates in connection with the line of credit we had with Comerica Bank.

     On October 5, 2005, the Charterer notified the owner trustee of the rig that an "Event of Loss" occurred with respect to the rig in September 2005 as a result of Hurricane Rita. The charter provides that the Charterer will pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the "Stipulated Loss Value" of the rig. The "Stipulated Loss Value" for the rig will be determined according to the terms of the charter between the Charterer and the owner trustee of the rig. The "Stipulated Loss Value" is defined as (i) the sum of the charter hire payment payable on the first charter hire payment date following an "Event of Loss," (ii) the present value of the remaining charter hire payments due to the lender and (iii) the present value of the fair market value of the rig at the end of the charter, as determined by the appraisal procedure under the charter. At this time, the Stipulated Loss Value has not been agreed. As permitted by and in compliance with the terms and conditions of the Partnership's limited partnership agreement, an affiliate of our General Partner financed, on behalf of the Class C limited partner's interest, certain costs and expenses that were incurred by North Sea.

     Prior to North Sea initiating the appraisal procedure, the Charterer commenced a declaratory judgment action in Texas State Court requesting that the court declare, among other things, that "Stipulated Loss Value" should be determined by "the value estimated in advance" of the renewal term of the charter, which amount was never documented or agreed by the parties. North Sea immediately filed a counterclaim against the Charterer to, among other things, have the charter enforced in accordance with its terms, and the owner trustee of the rig initiated the appraisal procedure required under the charter. The appraisal procedure has been completed and it was determined that the "Stipulated Loss Value" of the rig at the end of the charter is $80,235,317.

     On or about May 22, 2006, the Charterer paid (i) the March 2006 charter hire payment and (ii) the component of the "Stipulated Loss Value" of the rig represented by the present value of the remaining charter hire payments due to the lender, which amounts were used to fully satisfy the approximately $9,300,000 of outstanding non-recourse debt on the rig. On May 31, 2006, we received a distribution of $3,944,250 with respect to our limited partnership interest in North Sea, which distribution was net of the repayment by North Sea of all of the outstanding obligations owed by North Sea to the affiliate of our General Partner (the "Distribution"). The Distribution represented our portion of the $10,941,943 in net insurance proceeds that the Charterer agreed to distribute to North Sea with respect to the rig. The insurance proceeds received by North Sea neither represents the full amount of the insurance proceeds, nor the final amount of the "Stipulated Loss Value" of the rig, that North Sea expects to receive in accordance with the terms of the charter.

     On September 1, 2006, the Charterer and North Sea each filed motions for complete summary judgment. Oral argument on the motions occurred on November 7, 2006, and the Texas State Court has taken the motions under advisement. The parties are currently awaiting the Texas State Court's decision; however, the timing of that ruling is entirely within the discretion of the Texas State Court. As noted in the following excerpt taken from the Charterer's Quarterly Report on Form 10-Q for the period ending September 30, 2006, which was filed with the Securities & Exchange Commission on November 9, 2006: "Should the owner prevail on [its claims, the Charterer] could be liable for the approximately $40 million difference between the owner's claim [of approximately $83 million] and the insurance coverage [of approximately $43 million]." It is not possible at this stage to determine the likelihood of the outcome, but we and the other North Sea partners believe that the Charterer's request for declaratory judgment is without merit and we are working with the other North Sea partners to vigorously defend this claim and pursue North Sea's counterclaims.

Air Transportation Equipment:

o We have a 100% interest in 34 Boeing 737 rotables and 48 Airbus A310 rotables. These assets are currently off lease and are being remarketed for sale.

Lease and Other Significant Transactions

Aircraft Rotables

     We currently own rotables for Boeing 737 and Airbus A310 aircraft. Aircraft rotables are replacement spare parts that are held in inventory by an airline. These rotables were formerly on lease to Sabena Technics and are currently off lease and in the process of being remarketed for sale.

     At September 30, 2006, the General Partner determined, based upon recent negotiations with potential buyers, that the aircraft rotables may be impaired. Accordingly, we recorded an impairment loss for approximately $64,500 to more closely approximate the adjusted book value to the current fair value of the aircraft rotables. The total impairment loss on these rotables during 2006 was approximately $84,800. The carrying value of these rotables at September 30, 2006 was $26,000.

1976 McDonnell Douglas DC-10-30F

     On August 9, 2006, we sold our 1976 McDonnell Douglas DC-10-30F aircraft which had been on lease to World Airways, Inc. ("World Airways") to World Airways for approximately $1,300,000 in cash, plus the maintenance reserve of approximately $2,664,000. Pursuant to the residual sharing agreement with Aviation Investors, Inc. ("Aviation"), we and Aviation shared the proceeds of the sale of the aircraft equally. The gross proceeds of the sale were approximately $3,964,000, reduced by legal fees of approximately $10,500, for net proceeds of $3,953,000 to be divided equally between us and Aviation. We received approximately $1,976,000 in cash, net of residual proceeds paid to Aviation, and recorded a gain on the sale of the aircraft of approximately $1,124,000 after a remarketing expense, of approximately $1,976,000.

New Accounting Pronouncements

     In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 "Accounting for Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative generally accepted accounting principal pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement but does not currently believe it will have a material impact on the financial statements.

     The General Partner does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2006 (the "2006 Quarter") and 2005 (the "2005 Quarter")

     We began our disposition period on November 10, 2002. Our goal was to complete the disposition period within three years, but it has taken longer to do so. During the disposition period, we have been selling our assets in the ordinary course of business. As we have been selling our assets, both rental income and finance income have decreased over time as have expenses related to our assets, such as depreciation expense. Additionally, interest expense has decreased as we reached the expiration of leases that were financed and the debt was repaid to the lender. As leased equipment is sold, we have experienced both gains and losses on these sales.

     Revenue for the 2006 Quarter and the 2005 Quarter are summarized as follows:

                                                                   Three Months Ended September 30,
                                                                2006               2005               Change
                                                            -------------     ---------------      -----------
 Total revenue                                              $   1,107,653     $       537,107      $   570,546
                                                            =============     ===============      ===========

 Rental income                                              $      50,000     $       150,000       $(100,000)
 (Loss) income from investments in joint ventures           $     (85,823)    $       383,780       $(469,603)
 Net gain on sales of equipment                             $   1,124,804     $             -     $  1,124,804
 Interest and other income                                  $      18,672     $         3,327         $ 15,345


     Total revenue for the 2006 Quarter increased $570,546, or 106.2%, compared to the 2005 Quarter. This increase was primarily attributable to the gain in revenue from our sales of equipment. During the 2006 Quarter, we recognized approximately $1,125,000 of gain from our sales of equipment. During the 2006 Quarter we sold our only remaining equipment held as a operating lease to the lessee, World Airways, Inc. During the 2006 Quarter, we recognized approximately $85,000 of net loss from our investments in joint ventures, which was primarily derived from our investment in a limited partnership.

     Expenses for the 2006 Quarter and the 2005 Quarter are summarized as follows:


                                                                   Three Months Ended September 30,
                                                                2006              2005           Change
                                                            -------------     ------------   -------------
 Total expenses                                             $     112,380     $    409,941   $    (297,561)
                                                            =============     ============   =============

 Impairment loss                                            $      64,500     $          -   $      64,500
 Gain on early retirement of debt                           $    (121,693)    $          -   $    (121,693)
 Depreciation and amortization                              $      46,295     $    165,616   $    (119,321)
 Interest                                                   $      21,710     $          -   $      21,710
 Remarketing expense                                        $      20,917     $     75,000   $     (54,083)
 General and administrative                                 $      80,651     $    169,963   $     (89,312)
 Minority interest                                          $           -     $       (638)  $         638



     Total expenses for the 2006 Quarter decreased $297,561, or 72.6%, compared to the 2005 Quarter. The decrease in expenses was primarily offset by our recording an impairment loss relating to our aircraft rotables of approximately $64,500 during the 2006 Quarter. During the 2006 Quarter we repaid the remaining outstanding balance of a recourse obligation which was due on November 27, 2006 and were able to take advantage of an agreed upon reduction of the outstanding principal balance of approximately $122,000 which we recorded as gain on early retirement of debt. The decrease in expenses during the 2006 Quarter was also as a result of a decrease in depreciation and amortization of approximately $119,000, which is a result of sold equipment no longer being depreciated. Likewise, the general and administrative expenses have decreased approximately $89,300 as a result of fewer assets requiring administrative attention.

Net Income

     As a result of the foregoing factors, the net income for the 2006 Quarter was $995,273, as compared to net income for the 2005 Quarter of $127,166. The net income per weighted average number of limited partnership units outstanding for the 2006 Quarter was $1.00 as compared to the net income per weighted average number of limited partnership units outstanding for the 2005 Quarter of $0.13.

Results of Operations for the Nine Months Ended September 30, 2006 (the "2006 Period") and 2005 (the "2005 Period")

     Revenue for the 2006 Period and the 2005 Period are summarized as follows:

                                                                   Nine Months Ended September 30,
                                                                2006            2005          Change
                                                           ------------     ------------   ------------

 Total revenue                                             $  1,809,209     $  2,910,497   $ (1,101,288)
                                                           ============     ============   ============

 Rental income                                             $    350,000     $    450,000   $   (100,000)
 Finance income                                            $          -     $      1,928   $     (1,928)
 (Loss) income from investments in joint ventures          $    305,027     $  1,262,752   $   (957,725)
 Gain on transfer of investment in joint ventures          $          -     $  1,171,786   $ (1,171,786)
 Net gain on sales of equipment                            $  1,112,070     $          -   $  1,112,070
 Interest and other income                                 $     42,112     $     24,031   $     18,081


     Total revenue for the 2006 Period decreased $1,101,288, or 37.8%, compared to the 2005 Period. This decrease was primarily attributable to our recording a gain on transfer of investment in joint ventures during the 2005 Period for which we had no similar transaction during the 2006 Period, which was offset by the gain on sales of equipment during the 2006 Period. During the 2006 Period we sold our only remaining equipment held as a operating lease to the lessee, World Airways, Inc. During the 2005 Period, we assigned a total of 5.71% of our interest in one of our joint ventures to two affiliates which created a gain of approximately $1,172,000. During the 2006 Period, we recognized approximately $305,000 of net income from our investments in joint ventures of which approximately $298,000 was derived from our investment in a limited partnership, as compared to the net income from investments in joint ventures of approximately $1,263,000 for the 2005 Period. The Charterer is not required to make any additional charter hire payments, therefore we expect that our income from investments in joint ventures will continue to decrease. Additionally, the decrease in income from investments in joint ventures was due to a net gain during the 2005 Period relating to our assignment of several joint venture interests to several of our affiliates to repay those affiliates pursuant to the terms of a contribution agreement we entered into with some of our affiliates in connection with a line of credit agreement we had with Comerica Bank.

     Expenses for the 2006 Period and the 2005 Period are summarized as follows:

                                                                   Nine Months Ended September 30,
                                                                2006            2005          Change
                                                           ------------     ------------   ------------
 Total expenses                                            $  1,859,057     $  2,703,745   $   (844,688)
                                                           ============     ============   ============

 Impairment loss                                           $     84,789     $  1,320,826   $ (1,236,037)
 Gain on early retirement of debt                          $   (121,693)    $          -   $   (121,693)
 Depreciation and amortization                             $    555,733     $    496,848   $     58,885
 Interest                                                  $    134,403     $    237,160   $   (102,757)
 Remarketing expense                                       $    145,046     $    225,000   $    (79,954)
 General and administrative                                $  1,060,779     $    425,827   $    634,952
 Minority interest                                         $          -     $     (1,916)  $      1,916


     Total expenses for the 2006 Period decreased $844,688, or 31.2%, compared to the 2005 Period. The decrease in expenses was primarily a result of an impairment loss relating to our aircraft rotables of approximately $84,800 incurred during the 2006 Period as compared to an impairment loss relating to our aircraft rotables of approximately $1,021,000 and approximately $300,000 relating to our marine vessels during the 2005 Period. During the 2006 Period we repaid the remaining outstanding balance of a recourse obligation which was due on November 27, 2006 and were able to take advantage of an agreed upon reduction of the outstanding principal balance of approximately $122,000 which we recorded as gain on early retirement of debt. This decrease was partially offset by an increase in depreciation and amortization of approximately $59,000, which represented a one-time charge to amortize the remaining balance of loan costs incurred as part of the North Sea acquisition. The increase in general and administrative expenses is due to the litigation settlement with Fleet.

Net Income (Loss)

     As a result of the foregoing factors, the net loss for the 2006 Period was $(49,848), as compared to the net income for the 2005 Period of $206,752. The net loss per weighted average number of limited partnership units outstanding for the 2006 Period was $(0.05), as compared to the net income per weighted average number of limited partnership units outstanding for 2005 Period of $0.21.

Liquidity and Capital Resources

Sources and Uses of Cash

     At September 30, 2006, we had cash and cash equivalents of $502,176. During our disposition period, our main source of cash has generally been from investing activities. Our main use of cash during the disposition period has generally been for operations, consisting principally of general and administrative expenses and financing activities in the form of cash distributions to our partners.

     Our main source of cash during the 2006 Period was from investing activities. During the 2006 Period, our main source of cash from investing activities was from the sales of equipment of approximately $3,995,000. In addition, distributions received from joint ventures were approximately $3,959,000. Of this amount, approximately $3,951,000 was a distribution from our investment in a limited partnership.

     Our main use of cash during the 2006 Period was for operating activities. Our primary use of cash for operating activities was increasing our restricted cash by approximately $2,286,000 and due to a one-time payment to settle the Fleet litigation. We anticipate that our use of cash going forward will be generally be used for administrative expenses.

Financings and Borrowings

     We had one recourse debt obligation which was satisfied on August 30, 2006. On July 21, 2006, we utilized a portion of the Distribution to repay $3,100,000 of the outstanding principal of the recourse obligation in exchange for a reduction in the remaining principal amount of the recourse obligation so long as the outstanding balance was paid on or before November 27, 2006. We repaid the remaining outstanding balance of the recourse obligation on August 30, 2006. At September 30, 2006 we had no debt.

     Based upon our current level of operations, our General Partner believes that with the cash we have currently available, cash distributions that we expect to receive from our joint venture and proceeds from equipment sales, we have sufficient cash to meet our short-term liquidity needs and complete our disposition period. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessee's business that are beyond our control.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

     Our other contractual obligations and commitments have not changed materially from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. We do not have any off balance sheet transactions.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

     In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2006, as well as the financial statements and Quarterly Reports on Form 10-Q for the period ended September 30, 2006 for our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner's disclosure controls and procedures were effective.

     While evaluating our General Partner's disclosure controls and procedures, our General Partner recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our General Partner to hire additional skilled accounting staff to support the senior vice president of accounting hired by our General Partner at the end of the third quarter of 2004. In addition, our General Partner hired two additional accounting staff members during 2005 who are certified public accountants and are experienced with public reporting entities. Subsequently in 2006, our General Partner hired an additional accounting staff member who is a certified public accountant and is experienced with public reporting entities. Our General Partner will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our General Partner's opinion, to ensure the adequacy of our General Partner's disclosure controls and procedures.

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

                                                      Total
                                                    Number of       Price
                                                     Limited       Paid Per
                                                     Partner       Limited
                                                     Units         Partner
                                                    Redeemed        Units
                                                    --------       --------
 January 1, 2006 through January 31, 2006                 -       $     -
 February 1, 2006 through February 28, 2006              170      $  12.92
 March 1, 2006 through March 31, 2006                     -       $    -
 April 1, 2006 through April 30, 2006                     -       $    -
 May 1, 2006 thorugh May 31, 2006                         -       $    -
 June 1, 2006 through June 30, 2006                       -       $    -
 July 1, 2006 through July 31, 2006                       -       $    -
 August 1, 2006 through August 31, 2006                   -       $    -
 September 1, 2006 through September 30, 2006             -       $    -



Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the 2006 Quarter.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits

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

Date: November 13, 2006

/s/ Beaufort J.B. Clarke
----------------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2006

/s/ Thomas W. Martin
----------------------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)