Form 10-K
ICON CASH FLOW PARTNERS L P SEVEN
filed 2007-04-02
CIK 947986

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27926

ICON Cash Flow Partners L.P. Seven
(Exact name of registrant as specified in its charter)

Delaware	13-3835387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor New York, New York	10011
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ྑ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ༂ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                         Yes ☑ No ྑ

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☑ No ྑ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
    Large accelerated filer ྑ    Accelerated filer ྑ    Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ྑ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: Not applicable.

There is no established market for shares of the registrant.

Number of outstanding limited partnership units of the Registrant on February 28, 2007 is 987,348.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expects,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

Item 1. Business

Our History

ICON Cash Flow Partners L.P. Seven (the “Partnership”) was formed on May 23, 1995 as a Delaware limited partnership. The Partnership will continue until December 31, 2015, unless terminated sooner. When used in this report, the terms “we,” “us,” and “our” refer to the Partnership.

Our General Partner is ICON Capital Corp. (our “General Partner”), a Connecticut corporation. Our General Partner manages and controls our business affairs, including, but not limited to, our equipment leases and financing transactions, under the terms of our limited partnership agreement (our “LP Agreement”).

Our maximum offering was $100,000,000 and we commenced business operations on our initial closing date, January 19, 1996 with the admission of 26,368 limited partnership units representing $2,636,795 of capital contributions. Between January 20, 1996 and September 16, 1998, the date of our final closing, 973,629 additional limited partnership units were sold representing $97,362,886 of capital contributions bringing the total admission to 999,997 limited partnership units representing $99,999,681 of capital contributions. In the period from September 17, 1998 through December 31, 2006 we redeemed 12,619 limited partnership units. At December 31, 2006 we had 987,378 limited partnership units outstanding.

Our Business

We operate as an equipment leasing program in which the capital our partners invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as “income” leases. For our other equipment leases, we financed the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases generated little or no current cash flow because substantially all of the rental payments received from the lessee serviced the indebtedness associated with acquiring or financing the lease. For these leases, we anticipated that the future value of the leased equipment would exceed our cash portion of the purchase price.

We divide the life of the program into three distinct phases:

(1) Offering Period: We invested most of the net proceeds from the sale of limited partnership units in items of equipment subject to a lease. The offering period ended September 16, 1998.

(2) Reinvestment Period: After the close of the offering period, we continued to reinvest the cash generated from our initial investments to the extent that cash was not needed for our expenses, reserves and distributions to our partners. The reinvestment period ended on November 9, 2002.

(3) Disposition Period: Since the end of the reinvestment period, we have been selling our assets in the ordinary course of business. If our General Partner believes it would benefit our partners to reinvest the proceeds received from our investments in additional investments during the disposition period, we may do so, but our General Partner will not receive any additional acquisition fees in connection with such reinvestments. Our goal was to complete the disposition period in three years after the end of the reinvestment period, but it is taking longer to do so.

On November 10, 2002, we began our disposition period. During our disposition period, we have continued to distribute substantially all distributable cash from operations and equipment sales to our partners and are continuing the orderly termination of our operations and affairs.

At December 31, 2006 and 2005, we had total assets of $7,807,202 and $15,253,325, respectively. For the year ended December 31, 2006, our revenue from rental income and finance income was $350,000, which included one lessee that accounted for approximately 100% of our rental income and finance income. We had a net loss for the year ended December 31, 2006 of $371,172. For the year ended December 31, 2005, our revenue from rental income and finance income was $601,928 which included one lessee that accounted for approximately 100% of our rental income and finance income. We had net income for the year ended December 31, 2005 of $2,856,126. For the year ended December 31, 2004, our revenue from rental income and finance income was $453,152 which included two lessees that accounted for approximately 77% of our rental income and finance income. We had a net loss for the year ended December 31, 2004 of $10,242,221.

At December 31, 2006, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment :

Mobile Off-Shore Drilling Rig

•
We originally acquired 100% of the Class C limited partnership interest in the North Sea (Connecticut) Limited Partnership (“North Sea”), giving us a 50% interest in a mobile offshore drilling rig subject to lease with an oil rig charterer (the “Charterer”). The charter had a monthly rental of approximately $436,000 that was paid semi-annually and was scheduled to expire on March 15, 2008. The original purchase price for the Class C limited partnership interest was approximately $14,726,000, consisting of approximately $12,325,000 in cash and approximately $2,401,000 of non-recourse debt.

We currently have a right in and to 87.65% of the profits, losses and cash flows from our Class C limited partnership interest in North Sea. During November 2004 and February 2005, we assigned 6.64% and 5.71%, respectively, of our rights in and to the profits, losses and cash flows from our Class C limited partnership interest to several of our affiliates as repayment under the terms of a contribution agreement we entered into with such affiliates in connection with the line of credit we had with Comerica Bank.

On October 5, 2005, the Charterer notified the owner trustee of the rig that an "Event of Loss" occurred with respect to the rig in September 2005 as a result of Hurricane Rita. The charter provides that the Charterer will pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the "Stipulated Loss Value" of the rig. The "Stipulated Loss Value" for the rig will be determined according to the terms of the charter between the Charterer and the owner trustee of the rig. The “Stipulated Loss Value” is defined as the sum of (i) the charter hire payment payable on the first charter hire payment date following an “Event of Loss”, (ii) the present value of the remaining charter hire payments due to the lender and (iii) the present value of the fair market value of the rig at the end of the charter, as determined by the appraisal procedure under the charter. As permitted by and in compliance with the terms and conditions of the Partnership’s limited partnership agreement, an affiliate of our General Partner financed and has agreed to continue to finance, on behalf of the Class C limited partner’s interest, certain costs and expenses that have been and may be incurred by North Sea. These advances will be repaid from any monies received for the "Stipulated Loss Value".

Prior to North Sea initiating the appraisal procedure on November 29, 2005, the Charterer commenced a declaratory judgment action in Texas State Court requesting that the court declare, among other things, that "Stipulated Loss Value" should be determined by "the value estimated in advance" of the renewal term of the charter, which amount was never documented or agreed by the parties. North Sea immediately filed a counterclaim against the Charterer to, among other things, have the charter enforced in accordance with its terms, and the owner trustee of the rig initiated the appraisal procedure required under the charter. The appraisal procedure has been completed and it was determined that the "Stipulated Loss Value" of the rig at the end of the charter was aproximately $80,235,000.

On or about May 22, 2006, the Charterer paid (i) the March 2006 charter hire payment and (ii) the component of the “Stipulated Loss Value” of the rig represented by the present value of the remaining charter hire payments due to the lender, which amounts were used to fully satisfy the approximately $9,300,000 of outstanding non-recourse debt on the rig. On May 31, 2006, we received a distribution of $3,951,064 with respect to our limited partnership interest in North Sea, which distribution was net of the repayment by North Sea of all of the outstanding obligations owed by North Sea to the affiliate of our General Partner (the “Distribution”). The Distribution represented our portion of aproximately $10,942,000 in net insurance proceeds that Rowan agreed to distribute to North Sea with respect to the rig. The insurance proceeds received by North Sea neither represents the full amount of the insurance proceeds, nor the final amount of the “Stipulated Loss Value” of the rig, that North Sea expects to receive in accordance with the terms of the charter.

On September 1, 2006, the Charterer and North Sea each filed motions for complete summary judgment. Oral argument on the motions occurred on November 7, 2006. On January 24, 2007, the Texas State Court issued a preliminary order granting of all of North Sea’s summary judgment motions and denying all of the Charterer’s summary judgment motions. In addition, the Court ordered the Charterer to pay North Sea the approximately $60 million and interest that North Sea claimed as its damages. On March 7, 2007, the Texas State Court issued its final judgment and an order of severance and consolidation with respect to the parties’ summary judgment motions. In its final judgment, the Texas State Court (i) granted all of North Sea’s summary judgment motions that support the Court’s related order for the Charterer to pay North Sea the approximately $60 million and interest that North Sea claimed as its damages, as well as $500,000 in attorneys’ fees, (ii) denied all of North Sea’s other summary judgment motions, except for those that were severed pursuant to the order of severance and consolidation, and (iii) denied all of the Charterer’s summary judgment motions.

While it is not possible at this stage to determine the likelihood of the outcome of the litigation, we and the other North Sea partners believe that the Court’s decision is correct and we are working with the other North Sea partners to vigorously pursue our claims and defend the Court’s decision in any appeal brought by the Charterer. Although the court initially ruled in our favor, the outcome of any appeal is uncertain. The appeals process may span several months - possibly even several years, during such time we expect to incur additional expenses and legal fees. If the Texas State Court’s decision is reversed on appeal, the matter will be remanded to the Texas State Court and could proceed to trial, which would further delay a resolution of the dispute. A trial will require us and the other North Sea partners to devote significant resources, including substantial time and money, to the pursuit of North Sea’s claims. There is no certainty that a trial will result in a favorable verdict. If the Charterer prevails on appeal, it is anticipated that such a verdict would have a material adverse effect on the cash available for distribution to our partners.

Air Transportation Equipment:

•	We have a 100% interest in 34 Boeing 737 rotables and 45 Airbus A310 rotables. These assets are currently off lease and are being actively remarketed.

For a discussion of our lease and other significant transactions for the years ended December 31, 2006, 2005 and 2004, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We have only one operating segment: the business of acquiring and managing equipment subject to leases with companies that we generally believe to be creditworthy.

Competition

The equipment leasing industry is highly competitive. When seeking to dispose of our assets, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies.  Many competitors are larger than us and have greater financial resources than we do.

Employees

We have no direct employees. Our General Partner has full and exclusive control over our management and operations.

Available Information

Our Annual Report on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our General Partner’s internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Our reports are contained on our General Partner’s website is not deemed part of this Annual Report on Form 10-K. This information is also available on the SEC’s website, at http://www.sec.gov.

Item 1A. Risk Factors

Our operations are subject to a number of risks. You should carefully read and consider these risks, together with all other information in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, operating results and financial condition could be adversely affected.

Our General Partner’s decisions are subject to conflicts of interest with us.

Our General Partner’s decisions could be subject to various conflicts of interest arising out of its relationship to us and its affiliates. Our General Partner could be confronted with decisions in which it will have an economic incentive to place its interests above ours. Our General Partner sponsors and currently manages five other equipment leasing businesses. See “Item 13. Certain Relationships and Related Transactions.” These conflicts may include:

•	Our LP Agreement does not prohibit our General Partner from competing with us for equipment acquisitions and engaging in other types of business;
•	Our General Partner will have opportunities to earn fees for referring a prospective acquisition opportunity to purchasers other than us;
•	Our General Partner may receive fees in connection with the turnover of our equipment portfolio;
•	The lack of separate legal representation for us and our General Partner and lack of arm’s-length negotiations regarding compensation payable to our General Partner;
•
Our General Partner is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and our partners that might not be in your best interest given your individual tax situation; and

•	Our General Partner can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

If the value of the equipment in our portfolio declines more rapidly than we anticipate, our financial performance may be adversely affected.

A significant part of the value of our equipment is the potential value of the equipment once the lease term expires (“residual value”). Generally, leased equipment is expected to decline in value over its useful life. In acquiring equipment, we assume a residual value for the equipment at the end of the lease which, when combined with lease payments, is expected to be enough to return the cost of our investment in the equipment and provide a profit despite the expected decline in equipment value over the lease term. However, the residual value of the equipment at the end of a lease, and whether that value meets our expectations, depends, to a significant extent, upon the following factors, many of which are beyond our control:

•	our ability to acquire or, to a lesser degree, enter into lease agreements that preserve or enhance the relative value of the equipment;
•	our ability to maximize the value of the equipment upon its sale or re-lease when the lease expires;
•	market conditions prevailing at the time the lease expires;
•	the cost of new equipment at the time we are remarketing used equipment;
•	the extent to which technological or regulatory developments during the lease term reduce the market for such used equipment;
•	the strength of the economy; and
•	the condition of the equipment when the lease expires.

Our General Partner’s officers and employees manage other businesses and do not devote their time exclusively to managing us and our business.

We do not employ our own full-time officers, managers or employees. Instead, our General Partner supervises and controls our business affairs. Our General Partner’s officers and employees also spend time supervising the affairs of other equipment leasing programs it manages, so they devote the amount of time they think is necessary to conduct our business, which may not be the same amount of time that would be devoted to us if we had separate officers and employees.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

Our General Partner is evaluating our internal controls over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as “Section 404.” Our General Partner is in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accountants addressing these assessments. During the course of our testing, our General Partner may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We expect that we will be required to comply with the requirements of Section 404 and issue management’s report on our internal controls in connection with our Annual Report on Form 10-K for our fiscal year ending December 31, 2007. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting in connection with our Annual Report on Form 10-K for the year ending December 31, 2008, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations.

Adverse resolution of and the costs associated with pending litigation could have a material adverse effect on our operating results and financial condition.

On October 5, 2005, the Charterer of the mobile offshore drilling rig in which we have an interest notified the owner trustee of the rig that an "Event of Loss" occurred with respect to the rig in September 2005 as a result of Hurricane Rita. The charter provides that, upon an “Event of Loss” of the rig, the Charterer will pay an amount equal to the "Stipulated Loss Value" of the rig. On November 29, 2005, the Charterer commenced a declaratory judgment action in Texas State Court requesting that the court declare, among other things, that "Stipulated Loss Value" should be determined by "the value estimated in advance" of the renewal term of the charter, which amount was never documented or agreed by the parties. North Sea immediately filed a counterclaim against the Charterer to, among other things, have the charter enforced in accordance with its terms, and the owner trustee of the rig initiated the appraisal procedure required under the charter.

On September 1, 2006, the Charterer and North Sea each filed motions for complete summary judgment. Oral argument on the motions occurred on November 7, 2006. On January 24, 2007, the Texas State Court issued a preliminary order granting of all of North Sea’s summary judgment motions and denying all of the Charterer’s summary judgment motions. In addition, the Court ordered the Charterer to pay North Sea the approximately $60 million and interest that North Sea claimed as its damages. On March 7, 2007, the Texas State Court issued its final judgment and an order of severance and consolidation with respect to the parties’ summary judgment motions. In its final judgment, the Texas State Court (i) granted all of North Sea’s summary judgment motions that support the Court’s related order for the Charterer to pay North Sea the approximately $60 million and interest that North Sea claimed as its damages, as well as $500,000 in attorneys’ fees, (ii) denied all of North Sea’s other summary judgment motions, except for those that were severed pursuant to the order of severance and consolidation, and (iii) denied all of the Charterer’s summary judgment motions.

While it is not possible at this stage to determine the likelihood of the outcome of the litigation, we and the other North Sea partners believe that the Court’s decision is correct and we are working with the other North Sea partners to vigorously pursue our claims and defend the Court’s decision in any appeal brought by the Charterer. Although the court initially ruled in our favor, the outcome of any appeal is uncertain. The appeals process may span several months - possibly even several years, during such time we expect to incur additional expenses and legal fees. If the Texas State Court’s decision is reversed on appeal, the matter will be remanded to the Texas State Court and could proceed to trial, which would further delay a resolution of the dispute. A trial will require us and the other North Sea partners to devote significant resources, including substantial time and money, to the pursuit of North Sea’s claims. There is no certainty that a trial will result in a favorable verdict. If the Charterer prevails on appeal, it is anticipated that such a verdict would have a material adverse effect on the cash available for distribution to our partners.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

In August 2004, Fleet commenced an action against the Partnership for unspecified damages, alleging that the Partnership breached its obligations owed to Fleet under certain performance guaranties the Partnership entered into in connection with non-recourse loans made by Fleet. The loans were made to the Partnership's wholly-owned subsidiaries when these entities entered into transactions to acquire supply tug vessels on charter with affiliates of Seacor Marine, Inc. The Partnership and its subsidiaries counterclaimed, alleging, among other things, that Fleet breached its covenant of good faith and fair dealing. On May 31, 2006, the Partnership settled its action with Fleet. While the precise terms of the settlement are confidential, the settlement provided for the full release of all of Fleet's claims, as well as the Partnership's counterclaims. The settlement payment of $750,000 made by the Partnership is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for the Registrant's Securities and Related Security Holder Matters

Our limited partnership units are not publicly traded nor is there currently a market for our limited partnership units. It is unlikely that any such market will develop.

Number of Partners
Title of Class	as of February 28, 2007
General Partner	1
Limited Partners	4,552

We paid monthly distributions to our partners beginning with their admission to the Partnership through the termination of the reinvestment period, which occurred on November 9, 2002. For each of the three years ended December 31, 2006, 2005 and 2004 we did not pay distributions to our limited partners. For each of the three years ended December 31, 2006, 2005 and 2004, we did not pay distributions to our General Partner.

In order for the National Association of Securities Dealers (the “NASD”) members and their associated persons to have participated in the offering and sale of interests in limited partnership units (the “Units”) pursuant to the offering or to participate in any future offering of our Units, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our limited partners a per unit estimated value of our Units, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our General Partner must prepare annual statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $11.62 per Unit at September 30, 2006.

This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand. From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Units outstanding. This valuation was based solely on our General Partner’s perception of market conditions and the types and amounts of our assets. No independent valuation was sought. However, as set forth below, there is no significant public trading market for our Units at this time, and there can be no assurance that limited partners could receive $11.62 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. The foregoing valuation was performed solely for the ERISA and NASD purposes described above. There is no market for our Units, and, accordingly, this value does not represent an estimate of the amount a limited partner would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment liquidation proceeds we will actually receive over our remaining term. Our Units are not publicly traded nor is there currently a market for our Units. It is unlikely that any such market will develop.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8. Consolidated Financial Statements and Supplementary Data contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
Total revenue (a)	$1,594,641	$9,595,736	$2,677,226	$1,576,532	$8,326,025
Net income (loss) (b)	$(371,172)	$2,856,126	$(10,242,221)	$(17,300,236)	$(3,661,408)
Net income (loss) allocable to our limited partners	$(367,460)	$2,827,565	$(10,139,799)	$(17,127,234)	$(3,624,794)
Net income (loss) allocable to our General Partner	$(3,712)	$28,561	$(102,422)	$(173,002)	$(36,614)

Weighted average number of limited
partnership units outstanding	987,398	987,548	987,548	987,548	988,099
Net income (loss) per weighted average limited
partnership unit	$(0.37)	$2.86	$(10.27)	$(17.34)	$(3.67)

Distributions to our limited partners	$-	$-	$-	$1,645,916	$10,129,308
Distributions per weighted average
limited partnership unit outstanding	$-	$-	$-	$1.67	$10.25
Distributions to our General Partner	$-	$-	$-	$16,627	$102,316

	December 31,
	2006	2005	2004	2003	2002
Total assets	$7,807,202	$15,253,325	$15,792,239	$52,063,556	$90,134,303
Notes payable	$-	$4,698,538	$8,174,001	$36,156,703	$54,894,665
Partners' equity	$7,775,055	$8,017,238	$5,161,112	$15,403,333	$34,366,112

(a)	In 2006, we recorded a gain on sales of equipment of approximately $1,112,000 or $1.13 per weighted average limited partnership unit outstanding. In 2005, the gain on sales of equipment was approximately $97,000 or $0.10 per weighted average limited partnership unit outstanding. In 2005, we recorded a gain from investments in joint ventures of approximately $8,877,000 or $8.99 per weighted average limited partnership unit outstanding. During 2006, this category has generated approximately $78,000, or a$0.08 per weighted average limited partnership unit outstanding.
The "event of loss" in our investment in North Sea has stopped the ability of this asset to generate income from joint ventures.
In addition, this asset earned approximately $152,000 and $17,572,000 in 2006 and 2005 respectively, the Partnership's share was 50%. In 2004, we recorded a loss on sales of equipment of approximately $1,738,000 or $1.76 per weighted average limited partnership unit outstanding.

(b)	During the years ended December 31, 2006, 2005 and 2004 we recorded impairment losses of approximately $84,800, $4,863,000 and $7,862,000 respectively, or approximately $0.09, $4.92 and $7.96 per weighted average limited partnership unit outstanding, respectively.
General and administrative expense for 2006 was approximately $1,168,000 compared with approximately $670,000 in 2005.

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Our General Partner’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Part I. Forward-Looking Statements” and “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K.

Overview

We operate as an equipment leasing program in which the capital our partners have invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as “income” leases. For the other equipment leases, we financed the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases generated little or no current cash flow because substantially all of the rental payments received from a lessee serviced the indebtedness associated with acquiring or financing the lease. We anticipated that the future value of the leased equipment would exceed our cash portion of the purchase price.

Lease and Other Significant Transactions

We entered into the following lease and other significant transactions since for the years ended December 31, 2006, 2005 and 2004:

Aircraft Rotables

We currently own rotables for Boeing 737 and Airbus A310 aircraft. Aircraft rotables are replacement spare parts that are held in inventory by an airline. These rotables were formerly on lease to Sabena Technics and are currently off lease and are in the process of being remarketed for sale.

At September 30, 2006, our General Partner determined, based upon recent negotiations with potential buyers, that the aircraft rotables may be impaired. Accordingly, the Partnership recorded an impairment loss for approximately $64,500 to more closely approximate the adjusted book value to the current fair value of the aircraft rotables. The total impairment loss on these rotables for the year ended December 31, 2006 is approximately $84,800.

Sale of 1976 McDonnell Douglas DC-10-30 Aircraft

ICON Cash Flow Partners, L.L.C. III, an entity wholly-owned by the Partnership, was originally formed for the purpose of acquiring and managing a 1976 McDonnell Douglas DC-10-30 Aircraft (the “WA Aircraft”). Effective May 1, 2003, the Aircraft was leased to World Airways, Inc. (“World Airways”). Effective September 1, 2004, this lease was modified to a fixed rental of $50,000 per month plus maintenance reserves and the term was extended through September 2006.

On December 28, 2005, ICON Cash Flow Partners, L.P., Series E (“Series E”) sold its entire 1.0% ownership interest in LLC III to us for approximately $20,000, which was determined to be the fair value. Our General Partner estimated that this amount was the fair value based upon cash flow analysis of the remaining rental payments and disposition proceeds. At December 31, 2005, LLC III is a wholly-owned subsidiary of ours.

Aviation Investors, Inc. ("Aviation"), an unrelated third party who was the seller in the original acquisition of the WA Aircraft, was entitled to receive 50% of all excess residual proceeds from the WA Aircraft pursuant to a Residual Sharing Agreement (the “Agreement”) entered into with the Partnership. Residual proceeds included gross proceeds from the sale, lease, renewal lease or extension or financing of the WA Aircraft and casualty payments. The gross proceeds could be reduced, but not below zero, for recovery expenses, remarketing expenses, any reasonable out-of-pocket costs incurred by the Partnership, including remarketing fees paid to Aviation, and an amount calculated to provide the Partnership with a consistent rate of return, as defined in the Agreement. Additionally, Aviation entered into a management agreement with the Partnership to manage the operations of and to remarket the WA Aircraft for sale or lease. For this service Aviation received a monthly fee of $10,667.

In accordance with the terms of the lease agreement with World Airways, Inc., the Partnership received monthly an amount which was recorded as a maintenance reserve to cover scheduled heavy maintenance work as required by the Federal Aviation Administration. This maintenance reserve was approximately $2,186,000 at December 31, 2005.

On August 9, 2006, the Partnership sold the WA Aircraft to World Airways for approximately $1,300,000 in cash, plus the maintenance reserve of approximately $2,664,000. Pursuant to the Agreement with Aviation, the Partnership and Aviation shared the proceeds of the sale of the WA Aircraft equally. The gross proceeds of the sale were approximately $3,964,000, reduced by legal fees of approximately $11,000, for net proceeds of $3,953,000 to be divided equally between the Partnership and Aviation. The Partnership received approximately $1,976,000 in cash, net of residual proceeds to Aviation and recorded a gain on the sale of the WA Aircraft of approximately $1,124,000 after a remarketing expense of approximately $1,976,000.

Sodium Chlorate Production Facility

On March 28, 2005, we assigned our entire 50% interest in a financed lease with EKA Chemicals, Inc. (“EKA Chemicals”) to ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by our Manager, for $745,000.  This assignment was made in order for us to repay our outstanding debt obligation to Fund Nine pursuant to the terms and conditions of a contribution agreement we entered into with some of our affiliates in connection with the line of credit agreement we had with Comerica Bank.  Our General Partner estimated that this amount was the fair value based upon the expected future cash flows of our interest in EKA Chemicals on March 28, 2005.

North Sea Cash Flow

On February 23, 2005, we assigned to ICON Income Fund Eight B L.P. (“Fund Eight B”), an entity also managed by our Manager, and Fund Nine 2.69% and 3.02%, respectively, of our rights to the profits, losses, and cash flows from our limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with the Charterer for approximately $673,000 and approximately $755,000, respectively.  We assigned our rights to Fund Eight B and Fund Nine as repayment of our outstanding debt obligation to each of them pursuant to the terms and conditions of a contribution agreement that we entered into with each of them in connection with the line of credit agreement that we had with Comerica Bank.  This amount represented the proportionate fair value of our interest in the mobile offshore drilling rig at February 23, 2005.  Fair value of the mobile offshore drilling rig was determined by our General Partner using an independent third party appraisal and cash flow analysis.

On November 24, 2004, we assigned to Fund Eight B, Fund Nine and ICON Income Fund Eight A L.P. (“Fund Eight A”) 3.24%, 2.6% and 0.8%, respectively, of our rights to the profits, losses, and cash flows from our limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with the Charterer for $810,000, $650,000 and $200,000, respectively.  We assigned our rights to Fund Eight B, Fund Nine and Fund Eight A as repayment of our outstanding debt obligation to each of them pursuant to the terms and conditions of a contribution agreement that we entered into with each of them in connection with the line of credit agreement that we had with Comerica Bank.  This amount represented the proportionate fair value of our interest in the mobile offshore drilling rig at November 24, 2004. The fair value of the mobile offshore drilling rig was determined by our General Partner using an independent third party appraisal and cash flow analysis.

Sale of AZ3 Lease

During October 2004, title passed on material handling equipment on lease to AZ3 after the company made its final renewal lease payment in conjunction with a lease which expired in July 2002. We realized a net loss of approximately $25,000 on the sale of this equipment.

Sale of Supply Vessels

We were the sole owner of two marine tug supply vessels originally on charter to affiliates of Seacor Smit, Inc. These vessels were not subject to any outstanding debt. On September 20, 2004 and again on October 10, 2004, respectively, we sold these two tug supply vessels to Gulf Ocean Marine Services, Inc. The sale price for each vessel was $500,000. For the first vessel, we realized a net loss of approximately $790,000 from the sale on September 20, 2004 and accounted for this loss as a loss on the sales of equipment in the third quarter of 2004.  Based upon the sale of the first vessel, we recorded an impairment loss for the second vessel of approximately $790,000 in the third quarter of 2004.  We realized no gain on the sale of the second vessel that was sold on October 10, 2004.

We were also the sole owner of an additional five marine supply vessels originally on charter to affiliates of Seacor Marine, Inc. (the "Vessels"). These Vessels were subject to outstanding non-recourse debt with Fleet Capital Corp. ("Fleet").  During September 2003, Fleet took control of the Vessels and commenced remarketing efforts under the terms of their financing agreement with us.  On May 12, 2004, Fleet sold the Vessels, which resulted in aggregate sale proceeds of $3,580,000.  At the time of sale, the outstanding non-recourse debt relating to the Vessels was approximately $7,138,000; therefore all proceeds from the sale were used repay the outstanding non-recourse notes.  As a result of the sale of the Vessels, we recorded an aggregate loss on lease termination of approximately $623,000, which represented the Vessels net book value at that time.

Coal Handling Facility

On September 24, 2004, we assigned our entire 0.5025% ownership interest in ICON BF, LLC (“ICON BF”), to Fund Eight A for approximately $65,000.  This assignment was made in order for us to repay our outstanding debt obligation to Fund Eight A pursuant to the terms and conditions of a contribution agreement that we entered into with some of our affiliates in connection with the line of credit agreement that we had with Comerica Bank.  This amount represented the estimated fair value of our interest in ICON BF at September 24, 2004. This amount was determined by our General Partner to represent the fair value of our interest in ICON BF based upon the expected net proceeds from the sale of the coal handling facility.

In accordance with the agreement dated September 24, 2004 between us and Fund Eight A relating to Fund Eight A’s acquisition of our 0.5025% ownership interest in ICON BF, Fund Eight A paid us approximately $3,000 based upon the difference between the estimated sales price used to calculate the fair value of ICON BF at the time of our assignment to Fund Eight A and the actual sales price of this facility.

Assignment of Interest in ICON Cheyenne

On September 23, 2004, we assigned 9.04% of our interest in ICON Cheyenne LLC (“ICON Cheyenne”), to Fund Eight B for approximately $204,000.  This assignment was made in order for us to repay our outstanding debt obligation to Fund Eight B pursuant to the terms and conditions of a contribution agreement that we entered into with some of our affiliates in connection with the line of credit agreement that we had with Comerica Bank.  This amount represented the estimated fair value, which was determined by our General Partner using discounted cash flow projections for the portfolio of our interest in ICON Cheyenne at September 23, 2004.

Sale of 1979 McDonnell Douglas DC-10-30 Aircraft

We had an ownership interest in a DC-10-30 aircraft subject to a lease with Federal Express Corporation that expired on July 2, 2004. The aircraft was subject to non-recourse debt that had a balloon payment of approximately $9,600,000 due at lease end.  Pursuant to the terms and conditions of the loan agreement, we entered into a residual value insurance agreement (the "Residual Insurance Agreement") with an unrelated third party. Under the terms of the Residual Insurance Agreement, the insurer was required to pay the insured amount to the lender at the expiration of the lease if the balloon payment was not made by us at lease end. We were unable to make the required balloon payment when due or successfully refinance the debt.  As a result, the insurer, pursuant to the terms of the Residual Insurance Agreement, notified us of their intention to pay the insured amount of $10,200,000 at lease end, resulting in title of the aircraft transferring to the insurer. As a result, we received proceeds of approximately $520,000, net of the approximately $9,680,000 paid to the non-recourse lender at lease end.

Sale of Boeing 767-300ER Aircraft

During July 2004, one of our joint ventures, ICON Aircraft 24846 LLC, sold its only asset, a Boeing 767-300ER, which resulted in a realized net loss of approximately $601,800.

Sale of CSK Auto Lease

During June 2004, we sold equipment which had been on lease to CSK Auto, Inc. and recognized a gain of approximately $10,000 on this sale.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurements”. SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative accounting principles generally accepted in the United States of America pronouncements to be measured at fair value. In addition, SFAS No. 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS No. 157 is effective for financial statements with fiscal years beginning after November 15, 2007. Our General Partner is currently evaluating the impact of this pronouncement, but does not currently believe it will have a material impact on our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstated amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

Our General Partner does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

•	Lease classification and revenue recognition
•	Asset impairments
•	Depreciation

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

For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment. Unearned income is recognized as finance income ratably over the term of the lease.

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

Our General Partner has an investment committee that approves each new equipment acquisition and lease transaction. As part of its process, it determines the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

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

Depreciation

We record depreciation expense on equipment subject to leases that are classified as operating leases. In order to calculate depreciation we first determine the depreciable equipment cost, which is the cost less the estimated residual value. The estimated residual value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually by our General Partner to determine whether an impairment charge may be required. Our General Partner uses independent qualified third party appraisers to assist in the review process. Depreciation expense is recorded on a straight-line basis over the term of the related lease.

Results of Operations for the Years Ended December 31, 2006 (“2006”) and 2005 (“2005”)

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

Revenue for 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2006	2005	Change
Total revenue	$1,594,641	$9,595,736	$(8,001,095)

Rental income	350,000	600,000	(250,000)
Finance income	-	1,928	(1,928)
Equity income from investments in joint ventures	77,971	8,876,727	(8,798,756)
Net gain on sales of equipment	1,112,070	96,707	1,015,363
Interest and other income	54,600	20,374	34,226

Total revenue for 2006 decreased by $8,001,095, or 83.4%, as compared to 2005. During 2006, our total revenues decreased primarily due to the decrease in our income from investments in joint ventures. The “Event of Loss” that occurred with respect to the asset underlying our investment in North Sea stopped the ability of this joint venture to generate income from joint ventures on a regular basis from our investment in this joint venture. The decrease in rental income is a result of selling the World Airways aircraft, which generated $600,000 of rental income in 2005, but only $350,000 in 2006 as a result of the sale. This decrease in rental income was offset by a net gain on sales of equipment from the World Airways aircraft sale in 2006.

Expenses for 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2006	2005	Change
Total expenses	$1,965,813	$6,739,610	$(4,773,797)

Impairment loss	84,789	4,862,584	(4,777,795)
Depreciation and amortization	555,733	662,464	(106,731)
Interest	134,403	301,240	(166,837)
General and administrative	1,167,535	670,307	497,228
Remarketing expenses	145,046	245,570	(100,524)
Gain on early retirement of debt	(121,693)	-	(121,693)
Minority interest	-	(2,555)	2,555

Total expenses for 2006 decreased by $4,773,797, or 70.8%, as compared to 2005. There was a decrease in every expense category except for general and administrative and minority interest. The impairment loss in 2006 related to the equipment held for sale. The impairment loss for 2005 was related to the equipment held for sale and our investment in unguraranteed residual value of approximately $1,321,000 and $3,542,000, respectively. These impairment losses were based upon recent market data from sales of similar assets to unrelated third parties which indicated our net book value was greater than the fair value of the assets. The decrease in depreciation expense was consistent with our disposition period since we have sold a majority of our leased equipment.

Net Income (Loss)

As a result of the foregoing factors, the net loss for 2006 was $371,172, as compared to net income in 2005 of $2,856,126. The net loss per weighted average limited partnership unit outstanding for 2006 was $0.37, as compared to net income per weighted average limited partnership unit outstanding for 2005 of $2.86.

Results of Operations for the Years Ended December 31, 2005 (“2005”) and 2004 (“2004”)

Revenue for 2005 and 2004 are summarized as follows:

	Years Ended December 31,
	2005	2004	Change
Total revenue	$9,595,736	$2,677,226	$6,918,510

Rental income	600,000	439,685	160,315
Finance income	1,928	13,467	(11,539)
Net income from leveraged leases	-	1,078,481	(1,078,481)
Equity income from investments in joint ventures	8,876,727	2,840,420	6,036,307
Net gain (loss) on sales of equipment	96,707	(1,738,180)	1,834,887
Interest and other income	20,374	43,353	(22,979)

Total revenue for 2005 increased by $6,918,510. The increase in total revenue was due primarily due to a loss on disposal of assets during 2004 for which there was no corresponding amount in 2005. During 2005, our income from investments in joint ventures increased due to our investment in North Sea (Connecticut) Limited Partnership. Additionally, there was an increase in rental income which was due to the World Airways, Inc. lease modification on September 1, 2004. This increase in total revenue was partially offset by a decrease in income from leveraged leases which were terminated during 2004. The decrease in income from investments in joint ventures was due primarily to losses incurred by the ICON Cheyenne LLC joint venture and the SAS joint venture.

Expenses for 2005 and 2004 are summarized as follows:

	Years Ended December 31,
	2005	2004	Change
Total expenses	$6,739,610	$12,919,447	$(6,179,837)

Impairment loss	4,862,584	7,861,680	(2,999,096)
Depreciation and amortization	662,464	2,792,845	(2,130,381)
Interest	301,240	1,104,016	(802,776)
Management fees - General Partner	-	387,287	(387,287)
Administrative expense reimbursement - General Partner	-	154,958	(154,958)
General and administrative	670,307	705,550	(35,243)
Remarketing expenses	245,570	-	245,570
Vessel maintenance expense	-	49,641	(49,641)
Gain on early retirement of debt	-	(134,391)	134,391
Minority interest	(2,555)	(2,139)	(416)

Total expenses for 2005 decreased by $6,179,837, or 47.8%, as compare to 2004. There was an overall decrease in expenses generally in every expense category. The impairment loss for 2005 was related to the equipment held for sale and our investment in unguraranteed residual value of approximately $1,321,000 and $3,542,000, respectively. The impairment loss was based upon recent market data from sales of similar assets to unrelated third parties which indicated our net book value was greater than the fair value of the assets. During 2004, we recorded an impairment loss on several leased equipment assets because our net book value was determined to be greater than the sales price we were offered for the equipment. The decrease in depreciation expense was consistent with our disposition period since we have sold a majority of our leased equipment. Effective July 1, 2004, our General Partner agreed to waive its management fees and administrative expense reimbursements. These fees were charged in prior years.

Net Income (Loss)

As a result of the foregoing factors, the net income for 2005 was $2,856,126 as compared to a net loss for 2004 of $10,242,221.  The net income per weighted average number of limited partnership unit outstanding for 2005 was $2.86 as compared to the net loss per weighted average number of limited partnership unit outstanding for 2004 of $10.27.

Liquidity and Capital Resources

Sources and Uses of Cash

At December 31, 2006 and 2005, we had cash and cash equivalents of $99,831 and $151,326, respectively. During our offering period our main source of cash was from financing activities and during our reinvestment period our main source of cash has been from investing activities, which we expect to continue during the disposition period. During our offering our main use of cash was from investing activities and during our reinvestment period our main use of cash has been from financing activities, which we anticipate will continue during the disposition period.

Our main source of cash during 2006 was from investing activities and was generated from sales of equipment of approximately $3,995,000 and distributions from joint ventures of approximately $3,961,000. During 2005 our main source of cash was provided by operating activities. During 2005, we received loans and advances from affiliates of approximately $2,173,000. These loans and advances were made in accordance with the contribution agreement between us, several of our affiliates and Comerica Bank. At December 31, 2006 these loans and advances are no longer outstanding. During 2005, we generated approximately $373,000 from operating activities from finance leases that had no non-recourse debt, there was no cash generated from this source in 2006. During 2004 we generated approximately $1,549,000 from sales of equipment. Additionally, in 2004, we received distributions from our joint ventures of $959,000 and loans and advances from our affiliates of $2,135,000. During 2004, our finance leases with no non-recourse debt generated approximately $702,000 from operating activities.

Our primary cash outflows during 2006, 2005 and 2004 were from financing activities and were principal payments on our recourse debt of approximately $4,621,000, $2,423,000, and $5,446,000 respectively. In addition, during 2006 we made residual sharing payments of $1,976,437 in connection with the World Airways aircraft sale. During 2006, we had a cash outflow from investing activities of approximately $318,000 relating to an advance we made to the general partner of our limited partnership investment.

Financings and Borrowings

We had one recourse debt obligation that was satisfied on August 30, 2006. On July 21, 2006, we utilized a portion of the Distribution to repay $3,100,000 of the outstanding principal of the recourse obligation in exchange for a reduction in the remaining principal amount of the recourse obligation so long as the outstanding balance was paid on or before November 27, 2006. We repaid the remaining outstanding balance of the recourse obligation on August 30, 2006. At December 31, 2006, we had no debt.

Based upon current level of operations, our General Partner believes that with the cash we have currently available, cash distributions that we expect to receive from our joint ventures and proceeds from equipment sales, we have sufficient cash to meet our short-term liquidity needs and complete our disposition period. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessee’s business that are beyond our control. See “Item 1A. Risk Factors.”

Contractual Obligations and Commitments

In August 2006, we repaid our remaining long-term debt. At this time, we have no other contractual commitments or obligations outstanding.

Off-Balance Sheet Transactions

None.

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

In general, we managed our exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt was structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt.

Item 8. Consolidated Financial Statements and Supplementary Data

The Partners
ICON Cash Flow Partners L.P. Seven

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners L.P. Seven (a Delaware limited partnership) and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in partners’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2) of Form 10-K. These consolidated financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners L.P. Seven and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Partnership's reinvestment period ended on November 9, 2002 and its disposition period commenced. During the disposition period the Partnership intends to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.

/s/ Hays & Company LLP

March 28, 2007
New York, New York

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Consolidated Balance Sheets
December 31,

ASSETS

	2006	2005
Cash and cash equivalents	$99,831	$151,326

Investments in operating leases:
Equipment, at cost	-	2,565,000
Accumulated depreciation	-	(1,388,850)

Net investments in operating leases	-	1,176,150

Investments in joint ventures and limited partnerships	7,359,242	11,241,860
Equipment held for sale	26,000	165,152
Restricted cash	-	2,285,723
Other assets, net	322,129	233,114

Total assets	$7,807,202	$15,253,325

LIABILITIES AND PARTNERS' EQUITY
Liabilites:

Notes and accrued interest payable - recourse	$-	$4,698,538
Due to General Partner and affiliates	-	132,499
Accounts payable and other liabilities	32,147	219,327
Maintenance reserve payable	-	2,185,723

Total liabilities	32,147	7,236,087

Commitments and contingencies

Partners' equity:
General Partner	(641,260)	(768,734)
Limited Partners ( 987,378 and 987,548 units outstanding,
$100 per unit original issue price)	8,416,315	8,785,972

Total partners' equity	7,775,055	8,017,238

Total liabilities and partners' equity	$7,807,202	$15,253,325

See accompanying notes to consolidated financial statements

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Consolidated Statements of Operations
Years Ended December 31,

	2006	2005	2004
Revenue:
Rental income	$350,000	$600,000	$439,685
Finance income	-	1,928	13,467
Net income from leveraged leases	-	-	1,078,481
Equity income from investments in joint ventures
and limited partnerships	77,971	8,876,727	2,840,420
Net gain (loss) on sales of equipment	1,112,070	96,707	(1,738,180)
Interest and other income	54,600	20,374	43,353

Total revenue	1,594,641	9,595,736	2,677,226

Expenses:
Impairment loss	84,789	4,862,584	7,861,680
Depreciation and amortization	555,733	662,464	2,792,845
Interest	134,403	301,240	1,104,016
Management fees - General Partner	-	-	387,287
Administrative expense reimbursement - General Partner	-	-	154,958
General and administrative	1,167,535	670,307	705,550
Remarketing expenses	145,046	245,570	-
Vessel maintenance expense	-	-	49,641
Gain on early retirement of debt	(121,693)	-	-
Reversal of provision for doubtful accounts	-	-	(134,391)
Minority interest	-	(2,555)	(2,139)

Total expenses	1,965,813	6,739,610	12,919,447

Net (loss) income	$(371,172)	$2,856,126	$(10,242,221)

Net (loss) income allocable to:
Limited partners	$(367,460)	$2,827,565	$(10,139,799)
General Partner	(3,712)	28,561	(102,422)

	$(371,172)	$2,856,126	$(10,242,221)

Weighted average number of limited partnership
units outstanding	987,398	987,548	987,548

Net (loss) income per weighted average limited
partnership unit outstanding	$(0.37)	$2.86	$(10.27)

See accompanying notes to consolidated financial statements

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Consolidated Statement of Changes in Partners' Equity
Years Ended December 31, 2004, 2005 and 2006

	Limited Partners			Total
	Units	Limited	General	Partners'
	Outstanding	Partners	Partner	Equity
Balance, January 1, 2004	987,548	$16,098,206	$(694,873)	$15,403,333
Net loss	-	(10,139,799)	(102,422)	(10,242,221)

Balance, December 31, 2004	987,548	5,958,407	(797,295)	5,161,112
Net income	-	2,827,565	28,561	2,856,126

Balance, December 31, 2005	987,548	8,785,972	(768,734)	8,017,238

Limited partnership units redeemed	(170)	(2,197)	-	(2,197)
Capital contribution	-	-	131,186	131,186
Net loss	-	(367,460)	(3,712)	(371,172)

Balance, December 31, 2006	987,378	$8,416,315	$(641,260)	$7,775,055

See accompanying notes to consolidated financial statements

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
Years Ended December 31,

	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(371,172)	$2,856,126	$(10,242,221)
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Finance income	-	(1,928)	(13,467)
Net income from leveraged leases	-	-	(1,078,481)
Equity income from investments in joint ventures
and limited partnerships	(77,971)	(8,876,727)	(2,840,420)
Net (gain) loss on sales of equipment	(1,112,070)	(96,707)	1,738,180
Impairment loss	84,789	4,862,584	7,861,680
Depreciation and amortization	555,733	662,464	2,792,845
Interest expense on non-recourse financing paid directly
to lenders by lessees	-	-	484,264
Non-cash portion of interest expense	-	196,911	-
Reversal of provision for doubtful accounts	-	-	(134,391)
Gain on early retirement of debt	(121,693)	-	-
Minority interest	-	(2,555)	(2,139)
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	-	372,500	701,862
Other assets	(3,514)	(23,181)	523,514
Due from/to General Partner and affiliates, net	-	(18,523)	1,095,881
Accounts payable and other liabilities	(142,676)	(36,160)	(273,640)
Decrease (increase) in restricted cash	100,000	(342,723)	-
Maintenance reserve payable	-	342,723	-

Net cash (used in) provided by operating activities:	(1,088,574)	(105,196)	613,467

Cash flows from investing activities:
Contributions to investments in joint venture	-	-	(11,540)
Proceeds from sales of equipment	3,994,502	392,086	1,548,754
Increase in advances with affiliates	(318,029)	-	-
Residual sharing payments made	(1,976,437)	-	-
Distributions received from joint ventures and limited partnership	3,960,589	20,322	958,915

Net cash provided by investing activities:	5,660,625	412,408	2,496,129

Cash flows from financing activities:
Cash paid for redemption of limited partner units	(2,197)	-	-
Principal payments on notes payable - recourse	(4,621,349)	(2,422,992)	(5,446,072)
Loans and advances from affiliates	-	2,172,992	2,135,000
Distributions to minority interest in joint venture	-	(2,250)	(3,416)

Net cash used in financing activities:	(4,623,546)	(252,250)	(3,314,488)

Net (decrease) increase in cash and cash equivalents	(51,495)	54,962	(204,892)
Cash and cash equivalents, beginning of the year	151,326	96,364	301,256

Cash and cash equivalents, end of the year	$99,831	$151,326	$96,364

See accompanying notes to consolidated financial statements

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
Years Ended December 31,

	2006	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$201,790	$40,249	$319,541

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on finance lease paid directly to lenders by lessees	$-	$-	$5,766,418
Notes payable - non-recourse relinquished with sale of equipment	$-	$-	$16,847,494
Transfer of investment in operating leases, net of accumulated
depreciation, to equipment held for sale or lease	$-	$-	$4,778,474
Joint venture and finance lease interests assigned to affiliates
in exchange for amounts owed	$-	$2,172,992	$1,876,000
Reduction of recourse debt through sale of interest in investment
in estimted unguaranteed residual values	$-	$1,145,000	$-
Non-cash capital contribution from General Partner	$131,186	$-	$-
Restricted cash utilized for maintenance payable	$2,663,870	$-	$-

See accompanying notes to consolidated financial statements

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(1) Organization

ICON Cash Flow Partners L.P. Seven (the “Partnership”) was formed on May 23, 1995 as a Delaware limited partnership for the purpose of acquiring equipment subject to leases and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The Partnership will continue until December 31, 2015, unless terminated sooner.

The Partnership’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective, the Partnership: (i) acquired a diversified portfolio of leases and financing transactions; (ii) made monthly cash distributions to its partners commencing with each partner's admission to the Partnership, continuing through the reinvestment period, which ended on November 9, 2002; (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) during the disposition period, is disposing of its investments and is distributing the excess cash from sales to its partners.

The Partnership’s reinvestment period ended November 9, 2002 and the Partnership commenced its disposition period. During the disposition period the Partnership is distributing substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.

The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs, including, but not limited to, the Partnership's equipment leases and financing transactions under the terms of the Partnership’s limited partnership agreement. Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and disposition proceeds of the Partnership.

The Partnership's maximum offering was $100,000,000. The Partnership commenced business operations on its initial closing date, January 19, 1996 with the admission of 26,368 limited partnership units representing $2,636,795 of capital contributions. Between January 20, 1996 through September 16, 1998, the final closing date, 973,629 additional limited partnership units were sold representing $97,362,886 of capital contributions bringing the total admission to 999,997 limited partnership units sold representing $99,999,681 in capital contributions. Between September 17, 1998 and December 31, 2006 the Partnership redeemed 12,619 limited partnership units leaving 987,378 limited partnership units outstanding at December 31, 2006.

The Partnership invested most of the net proceeds from its offering in items of equipment that were subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from the Partnership’s initial investments to the extent that cash was not needed for expenses, reserves and distributions to partners. The investment in additional equipment in this manner is called “reinvestment.” The Partnership purchased equipment from time to time until five years from the date the offering was completed. This time frame is called the “reinvestment period,” which ended on November 9, 2002. After the reinvestment period, the Partnership began selling its assets in the ordinary course of business during a time frame called the “disposition period.”

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(1) Organization - continued

Partners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce their adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Partnership accounts for its noncontrolling interests in joint ventures and limited partnerships where the Partnership has influence on financial and operational matters, generally greater than 5% and less than 50% interest, under the equity method of accounting. In such cases, the Partnership’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The Partnership accounts for investments in joint ventures and limited partnerships where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the Partnership’s original investments are recorded at cost and distributions are recorded as revenue. All of the Partnership’s investments in joint ventures and limited partnerships are subject to its impairment review policies.

In joint ventures and limited partnerships where the Partnership’s interest is majority owned the financial condition and results of operations of the joint venture are consolidated with the results of the Partnership. Minority interest represents the minority owner's proportionate share of its equity in the joint venture or limited partnership. The minority interest is adjusted for the minority owner's share of the earnings, losses and distributions of the joint venture or limited partnership.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less when purchased.

Allowance for Doubtful Accounts

The Partnership estimates collectibility of receivables by analyzing lessee concentrations, credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Partnership records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(2) Summary of Significant Accounting Policies - continued

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

Asset Impairments

The Partnership’s asset portfolio is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the cash outflows expected to be necessary to obtain those inflows. If impairment is determined to exist, an impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the Partnership’s residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual position until the non-recourse note payable is repaid in full.

Equipment Held for Sale

Equipment held for sale or lease is recorded at the lower of cost or estimated fair value less anticipated costs to sell and consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(2) Summary of Significant Accounting Policies - continued

Revenue Recognition

The Partnership leases equipment to third parties which may be classified as either a finance lease, leveraged lease or an operating lease, which is determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease or leveraged lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

For finance leases, the Partnership records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For leveraged leases, the Partnership records, at lease inception, the Partnership’s net investment in the equipment, which consists of the minimum lease payments receivable, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income over the life of the lease at a constant rate of return on the positive net investment.

For operating leases, rental income is recognized on the straight line method over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred income is the difference between the timing of the cash payments and the revenue recognized on a straight line basis.

Income Taxes

No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial Instruments," requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information at December 31, 2006 and 2005 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments and the recorded value of recourse debt, approximates fair value due to their short-term maturities.

Redemption of Limited Partnership Units

The Partnership may, at its discretion, redeem units from a limited number of its limited partners in any one year, as provided for in the partnership agreement. The redemption amounts are calculated following a specified redemption formula in accordance with the limited partnership agreement. Redeemed units have no voting rights and do not share in distributions. Redeemed limited partnership units are accounted for at cost as a reduction of partners' equity.

Per Unit Data

Net income (loss) per limited partnership unit are based upon the weighted average number of units outstanding during the year.

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(2) Summary of Significant Accounting Policies - continued

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts and the recoverability of the recorded value of assets held for sale. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurements”. SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS No. 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS No. 157 is effective for financial statements with fiscal years beginning after November 15, 2007. Our General Partner is currently evaluating the impact of this pronouncement, but does not currently believe it will have a material impact on our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstated amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

The General Partner does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements for prior years in order to conform to the current year presentation.

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(3) Investments in Finance Leases

On March 28, 2005, the Partnership assigned its entire 50% interest in a finance lease with EKA Chemicals, Inc. to ICON Income Fund Nine, LLC (“Fund Nine”) for $745,000. This assignment was made in order for the Partnership to repay its outstanding debt obligation to Fund Nine pursuant to the terms and conditions of a contribution agreement the Partnership entered into with some of its affiliates in connection with the line of credit agreement the Partnership had with Comerica Bank. This amount represented the fair value of the Partnership‘s interest in EKA Chemicals, Inc. on March 28, 2005. This amount was determined by the General Partner to represent the fair value of the finance lease based upon the expected future cash flows.

(4) Investment in Operating Leases

ICON Cash Flow Partners L.L.C. III

ICON Cash Flow Partners, L.L.C. III, an entity wholly-owned by the Partnership, was originally formed for the purpose of acquiring and managing a 1976 McDonnell Douglas DC-10-30 Aircraft (the “WA Aircraft”). Effective May 1, 2003, the Aircraft was leased to World Airways, Inc. (“World Airways”). Effective September 1, 2004, this lease was modified to a fixed rental of $50,000 per month plus maintenance reserves and the term was extended through September 2006.

Aviation Investors, Inc. ("Aviation"), an unrelated third party who was the seller in the original acquisition of the WA Aircraft, was entitled to receive 50% of all excess residual proceeds from the WA Aircraft pursuant to a Residual Sharing Agreement (the “Agreement”) entered into with the Partnership. Residual proceeds included gross proceeds from the sale, lease, renewal lease or extension or financing of the WA Aircraft and casualty payments. The gross proceeds could be reduced, but not below zero, for recovery expenses, remarketing expenses, any reasonable out-of-pocket costs incurred by the Partnership, including remarketing fees paid to Aviation, and an amount calculated to provide the Partnership with a consistent rate of return, as defined in the Agreement. Additionally, Aviation entered into a management agreement with the Partnership to manage the operations of and to remarket the WA Aircraft for sale or lease. For this service Aviation received a monthly fee of $10,667.

In accordance with the terms of the lease agreement with World Airways, Inc., the Partnership received monthly an amount that was recorded as a maintenance reserve to cover scheduled heavy maintenance work as required by the Federal Aviation Administration. This maintenance reserve was approximately $2,186,000 at December 31, 2005.

On August 9, 2006, the Partnership sold the WA Aircraft to World Airways for approximately $1,300,000 in cash, plus the maintenance reserve of approximately $2,664,000. Pursuant to the Agreement with Aviation, the Partnership and Aviation shared the proceeds of the sale of the WA Aircraft equally. The gross proceeds of the sale were approximately $3,964,000, reduced by legal fees of approximately $11,000, for net proceeds of appoximately $3,953,000 to be divided equally between the Partnership and Aviation. The Partnership received approximately $1,976,000 in cash, net of residual proceeds to Aviation and recorded a gain on the sale of the WA Aircraft of approximately $1,124,000 after a remarketing expense of approximately $1,976,000.

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(4) Investment in Operating Leases - continued

The Partnership’s investment in the operating lease discussed above is summarized as follows as of December 31, 2005:

2005
Aircraft	$2,565,000

Less: accumulated depreciation	(1,388,850)

$1,176,150

(5) Joint Ventures

The Partnership and its affiliates, entities managed and controlled by the General Partner, formed or otherwise entered into the joint ventures, discussed below, for the purpose of acquiring and managing various assets. The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership and the other joint venturers generally have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venturers desire to sell their interests in the equipment or joint venture.

The six joint ventures described below are minority owned by the Partnership:

ICON Receivables 1997-A L.L.C.

The Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series D (“Series D”), ICON Cash Flow Partners, L.P., Series E (“Series E”) and ICON Cash Flow Partners L.P. Six ("L.P. Six") contributed and assigned equipment leases, finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing their cash flow collections. The Partnership, Series D, Series E and L.P. Six owned interests of 19.97%, 17.81%, 31.19%, and 31.03%, respectively, in 1997-A.

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

ICON Cheyenne LLC

The Partnership along with L.P. Six, ICON Income Fund Eight A L.P. (“Fund Eight A”) and ICON Income Fund Eight B L.P. (“Fund Eight B”) formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring and managing a portfolio of equipment leases consisting of over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases, of which at December 31, 2006, 3 leases remain active, with various expiration dates through September 2007.

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(5) Joint Ventures - continued

On September 23, 2004, the Partnership assigned a 9.04% interest in ICON Cheyenne to Fund Eight B for $204,384. This assignment was made in order for the Partnership to repay its outstanding debt obligation to Fund Eight B pursuant to the terms and conditions of a contribution agreement that the Partnership entered into with some of its affiliates in connection with the line of credit agreement that the Partnership had with Comerica Bank. This amount represented the estimated fair value of the Partnership’s interest in ICON Cheyenne at September 23, 2004. The fair value was determined by the General Partner using discounted cash flow projections for ICON Cheyenne's lease portfolio.

At December 31, 2006, the Partnership, Fund Eight A, and Fund Eight B had interests of 1.27%, 1.00% and 97.73%, respectively.

ICON/Boardman Facility LLC

The Partnership and two affiliates, L.P. Six and Fund Eight A formed ICON/Boardman Facility LLC ("ICON BF") for the purpose of acquiring a coal handling facility on lease with Portland General Electric ("PGE"), a utility company. Prior to September 24, 2004, the Partnership, L.P. Six and Fund Eight A owned interests of 0.5025%, 0.5025% and 98.995%, respectively, in ICON BF.

On September 24, 2004, the Partnership assigned its entire 0.5025% interest in ICON BF, valued at approximately $65,000 to Fund Eight A. This assignment was made in order for the Partnership to repay its outstanding debt obligation to Fund Eight A pursuant to the terms and conditions of a contribution agreement the Partnership had entered into with some of its affiliates in connection with the line of credit agreement that the Partnership had with Comerica Bank. This amount represented the estimated fair value of the Partnership's interest in ICON BF at September 24, 2004. The fair value of the Partnership's interest in ICON BF was estimated by the General Partner based on the expected net proceeds from the sale of the coal handling facility which was being negotiated at the time of the Partnership's assignment.

ICON BF sold the coal handling facility to PGE effective May 27, 2005 for a sale price of approximately $21,250,000. ICON BF recognized a net gain on the sale of approximately $4,834,000.

In accordance with an agreement between the Partnership and Fund Eight A relating to the assignment of the Partnership's 0.5025% interest in ICON BF, Fund Eight A paid the Partnership approximately $3,000 representing the difference between the estimated sales price used to calculate the fair value of ICON BF at the time of the Partnership's assignment to Fund Eight A and the actual sales price received by ICON BF.

ICON/AIC Trust

The Partnership and two affiliates, L.P. Six and Fund Eight A, formed ICON/AIC Trust ("AIC Trust") for the purpose of owning and managing a portfolio of leases for equipment located in England. On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, in exchange for a note receivable of (GB pound) 2,575,000 (approximately $3,745,000 converted at the exchange rate in effect at December 31, 2001), which was payable in six installments through June 2004. In July 2004, the final installment on the note was collected by AIC Trust and distributed to its beneficiaries. On September 30, 2004, AIC Trust was dissolved. The Partnership, L.P. Six and Fund Eight A owned a 30.76%, 25.51% and 43.73% interest, respectively.

For the year ended December 31, 2004, the Partnership realized $129,646 of foreign currency translation gains from the transaction, which is included in income from investments in joint ventures in the accompanying consolidated statement of operations.

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(5) Joint Ventures - continued

ICON Aircraft 24846 LLC

The Partnership and two affiliates, Fund Eight A and Fund Eight B formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a Boeing 767-300ER aircraft on lease to Scandinavian Airline Systems. The Partnership, Fund Eight A and Fund Eight B had interests of 2.0%, 2.0% and 96.0%, respectively.

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

(6) Investment in Estimated Unguaranteed Residual Values

During July 1997, the Partnership entered into an option to acquire the residual interests in three Boeing 737-300 aircraft (the "Boeing Aircraft") on lease to Continental Airlines. On August 29, 2003, the Partnership re-negotiated the option, which resulted in the termination of the option in exchange for the Partnership obtaining an investment in the estimated unguaranteed residual values in the Boeing Aircraft. As part of the re-negotiation, the three recourse promissory notes payable by the Partnership, and incurred by the Partnership in connection with the original purchase of the option, were converted into a single recourse promissory note payable for approximately $5,844,000. This single recourse promissory note payable was due on November 27, 2006, accrued interest at 5.0% per year and required monthly interest only payments beginning December 31, 2005. The Partnership was required to prepay $500,000 which was being amortized into operations as interest expense through the date monthly interest payments begin in 2005.

If any, or all, of the Boeing Aircraft were sold prior to the maturity date of the recourse promissory note payable on November 27, 2006, the Partnership may have had all or a portion of the outstanding balance of the recourse promissory note payable forgiven, depending upon the total sales proceeds. If the Boeing Aircraft are sold after the maturity date of the recourse promissory note, the Partnership would be entitled to receive one-third of the net proceeds in excess of the net book value of Boeing Aircraft, as defined in the agreement. In addition, the Partnership was required to repay a portion of the recourse promissory note with 50% of the sales proceeds from any of its assets that are not subject to senior secured debt. The Partnership was not required to make any principal payments to the lender under the terms of the recourse promissory note through December 31, 2005.

On February 28, 2005, AAR Corp., the entity which owned the Boeing Aircraft, sold an interest in the Boeing Aircraft for approximately $15,000,000. As a result of this sale, the Partnership's principal balance on its recourse debt was reduced by $1,145,000. Additionally, the Partnership reduced its investment in estimated unguaranteed residual value by $1,145,000. At December 31, 2005, the General Partner determined, based upon the undiscounted cash flow analysis that the investment in unguaranteed residual values relating to the Boeing Aircraft were impaired and the Partnership recorded an impairment loss of approximately $3,542,000 against its investment. Amounts outstanding under the related note payable were $4,698,538 at December 31, 2005.

On July 31, 2006 the Partnership made a payment of $3,100,000 toward its recourse obligation in connection with the Boeing aircraft. On August 30, 2006, the Partnership repaid the remaining outstanding balance of the recourse obligation thus enabling the Partnership to take advantage of an agreed upon reduction of approximately $121,700 in the remaining principal amount. This amount has been recognized as gain on early retirement of debt in the accompanying consolidated statements of operations. The entire repayment amount including accrued interest was approximately $1,523,000.

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(7) Investment in Limited Partnership

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

The lease was financed on a non-recourse basis with a bank and a portion of the loan proceeds were used to pay for the exercise price of the option, with the excess loan proceeds of approximately $20,003,000 distributed to the partners (the Partnership received approximately $10,001,000 as a distribution which represented the Partnership’s original 50% share). The other partner in North Sea is not affiliated with the Partnership or the General Partner. During 2004 and 2005, the Partnership transferred a portion of its rights to the profits, losses and cash flows of its Class C interest in North Sea to its affiliates as repayment for amounts owed in connection with a joint line of credit agreement.

The Partnership currently has a right in and to 87.65% of the profits, losses and cash flows from its Class C limited partnership interest in North Sea. During November 2004 and February 2005, the Partnership assigned 6.64% and 5.71%, respectively, of its rights in and to the profits, losses and cash flows from its Class C limited partnership interest valued at $1,660,000 and $1,427,992, respectively, to several of its affiliates as repayment under the terms of a contribution agreement the Partnership entered into with such affiliates in connection with the line of credit it had with Comerica Bank.  The Partnership realized a gain from these assignments of $1,172,000 and $1,397,000 for the years ended December 31, 2005 and 2004, respectively.

The operator had entered into a charter with the owner trustee of the drilling rig which had a monthly rental of approximately $436,000 that was paid semi-annually and was scheduled to expire on March 15, 2008. Pursuant to the terms of the charter, the oil-rig charterer (“the Charterer”), was required to make its semi-annual payment of the charter hire following an “Event of Loss,” as discussed below, which payment was made in the quarter ending March 31, 2006.

On October 5, 2005, the Charterer notified the owner trustee of the rig that an "Event of Loss" occurred with respect to the rig in September 2005 as a result of Hurricane Rita. The charter provides that the Charterer will pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the "Stipulated Loss Value" of the rig. The "Stipulated Loss Value" of the rig is determined according to the terms of the charter between the Charterer and the owner trustee of the rig. The “Stipulated Loss Value” is defined as the sum of (i) the charter hire payment payable on the first charter hire payment date following an “Event of Loss”, (ii) the present value of the remaining charter hire payments due to the lender and (iii) the present value of the fair market value of the rig at the end of the charter, as determined by the appraisal procedure under the charter. As permitted by and in compliance with the terms and conditions of the Partnership’s limited partnership agreement, an affiliate of our General Partner financed and has agreed to continue to finance, on behalf of the Class C limited partner’s interest, certain costs and expenses that have been and may be incurred by North Sea. These advances will be repaid from any monies received for the "Stipulated Loss Value".

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(7) Investment in Limited Partnership - continued

Prior to North Sea initiating the appraisal procedure on November 29, 2005, the Charterer commenced a declaratory judgment action in Texas State Court requesting that the court declare, among other things, that "Stipulated Loss Value" should be determined by "the value estimated in advance" of the renewal term of the charter, which amount was never documented or agreed by the parties. North Sea immediately filed a counterclaim against the Charterer to, among other things, have the charter enforced in accordance with its terms, and the owner trustee of the rig initiated the appraisal procedure required under the charter. The appraisal procedure has been completed and it was determined that the "Stipulated Loss Value" of the rig at the end of the charter was approximately $80,235,000.

On or about May 22, 2006, the Charterer paid to North Sea (i) the March 2006 charter hire payment and (ii) the component of the “Stipulated Loss Value” of the rig represented by the present value of the remaining charter hire payments due to the lender, which amounts were used to fully satisfy the approximately $9,300,000 of outstanding non-recourse debt on the rig. On May 31, 2006, the Partnership received a distribution of approximately $3,951,000 with respect to its Class C limited partnership interest in North Sea, which distribution was net of the repayment by North Sea of all of the outstanding obligations owed by North Sea to the affiliate of the General Partner (the “Distribution”). The Distribution represented our portion of the approximately $10,942,000 in net insurance proceeds that the Charterer agreed to distribute to North Sea with respect to the rig. The General Partner does not believe that the insurance proceeds received by North Sea represents the full amount of the “Stipulated Loss Value” of the rig that North Sea expects to receive in accordance with the terms of the charter.

On September 1, 2006, the Charterer and North Sea each filed motions for complete summary judgment. Oral argument on the motions occurred on November 7, 2006. On January 24, 2007, the Texas State Court issued a preliminary order granting of all of North Sea’s summary judgment motions and denying all of the Charterer’s summary judgment motions. In addition, the Court ordered the Charterer to pay North Sea the approximately $60 million plus interest thereon that North Sea claimed as its damages. On March 7, 2007, the Texas State Court issued its final judgment and an order of severance and consolidation with respect to the parties’ summary judgment motions. In its final judgment, the Texas State Court (i) granted all of North Sea’s summary judgment motions that support the Court’s related order for the Charterer to pay North Sea the approximately $60 million plus interest thereon that North Sea claimed as its damages, as well as $500,000 in attorneys’ fees, (ii) denied all of North Sea’s other summary judgment motions, except for those that were severed pursuant to the order of severance and consolidation, and (iii) denied all of the Charterer’s summary judgment motions.

While it is not possible at this stage to determine the likelihood of the outcome of the litigation, the Partnership and the other North Sea partners believe that the Court’s decision is correct and the Partnership is working with the other North Sea partners to vigorously pursue its claims and defend the Court’s decision in any appeal brought by the Charterer. Although the court initially ruled in North Sea’s favor, the outcome of any appeal is uncertain. The appeals process may span several months, possibly even several years, during such time the Partnership expects to incur additional expenses and legal fees. If the Texas State Court’s decision is reversed on appeal, the matter will be remanded to the Texas State Court and could proceed to trial, which would further delay a resolution of the dispute. A trial will require the Partnership and the other North Sea partners to devote significant resources, including substantial time and money, to the pursuit of North Sea’s claims. There is no certainty that a trial will result in a favorable verdict. If the Charterer prevails on appeal, it is anticipated that such a verdict would have a material adverse effect on the cash available for distribution to the Partnership’s partners.

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(7) Investment in Limited Partnership - continued

For the year ended December 31, 2006, North Sea recorded net income of approximately $152,000. Under the terms of the charter, the Charterer was required to timely make its next scheduled semi-annual rental payment after an Event of Loss. The Charterer made this final payment on or about March 15, 2006.

For the year ended December 31, 2005, North Sea recorded net income of approximately $17,572,000 due primarily to the involuntary conversion of its sole asset as a result of the Event of Loss. North Sea also recorded an insurance receivable of approximately $22,800,000 at December 31, 2005. North Sea’s net income was determined based on the difference between the net book value of the rig and the amount of the insurance receivable. The insurance receivable does not represent the full amount of insurance proceeds that North Sea expects to receive and neither amount represents the final amount of the Stipulated Loss Value of the rig as determined according to the terms of the charter.

On October 22, 2006, the Partnership advanced $318,029 to North Sea under the terms of a promissory note. The note accrues interest at 6.0% per year and is to be repaid within one year of the advance. At December 31, 2006, North Sea owes the Partnership $322,129, including accrued interest of $4,100, which is included in other assets in the accompanying consolidated balance sheet.

Information as to the financial position and results of operations of North Sea at December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 are summarized below:

		December 31,
		2006	2005
Assets		$2,697,075	$22,888,483
Liabilities		$646,998	$11,981,360
Equity		$2,050,077	$10,907,123

	Years Ended December 31,
	2006	2005	2004
Net income	$152,040	$17,571,528	$3,070,860
Partnership's share of net income	$66,632	$7,700,722	$1,143,076

(8) Net Investment in Leveraged Leases

The Partnership had an interest in a McDonnell Douglas DC-10-30F aircraft (the “Fedex Aircraft”) subject to a leveraged lease with Federal Express Corporation which expired on July 2, 2004. The Fedex Aircraft was subject to non-recourse debt which had a balloon payment of approximately $9,600,000 due at the expiration of the lease. As required by the terms of the loan agreement, the Partnership entered into a residual value insurance agreement (the "Residual Insurance Agreement") with an unrelated third party.

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(8) Net Investment in Leveraged Leases - continued

Under the Residual Insurance Agreement, the insurer was required to pay the insured amount to the lender at the expiration of the lease if the balloon payment was not made by the Partnership. Due to the downturn in the marketplace for this type of aircraft, the Partnership was unable to sell the Fedex Aircraft for sufficient proceeds to repay the outstanding debt and therefore, the Partnership was unable to make the required balloon payment when due nor was it able to successfully refinance the debt. As a result, pursuant to the terms of the Residual Insurance Agreement, the insurer notified the Partnership of its intention to pay the insured amount of $10,200,000 at lease end, resulting in title of the Fedex Aircraft transferring to the insurer and the Partnership losing its entire interest in the Fedex Aircraft. As a result, the Partnership received net proceeds of approximately $520,000, after approximately $9,678,000 was paid to the non-recourse lender.

For the year ended December 31, 2004, the Partnership recorded an impairment loss of $4,700,000, due to the reduction in the original estimated residual value based upon an appraisal obtained at that time.

(9) Sales of Equipment

The Partnership currently owns aircraft rotables for Boeing 737 and Airbus A310 aircraft. These rotables were formerly on lease to Sabena Technics and are currently off lease and in the process of being remarketed. Due to the continuing declining market for these rotables the General Partner determined that the fair value of the rotables was less than originally estimated and the Partnership recognized impairment losses of approximately $85,000 and $1,021,000 for the years ended December 31, 2006 and 2005, respectively. The impairment was based upon recent market data from sales of similar assets to unrelated third parties. During the years ended December 31, 2006, 2005 and 2004, the Partnership received proceeds from the sales of these assets of approximately $42,000, $192,000 and $621,000, respectively.

The Partnership was the sole owner of three supply tug vessels originally on charter to affiliates of Seacor Smit, Inc. As discussed below, two of the vessels were sold during 2004 and the third vessel was sold during 2005.

On September 20, 2004 and again on October 10, 2004, the Partnership entered into two separate Memorandum’s of Agreement (the "Agreements") with Gulf Ocean Marine Services, Inc., an unaffiliated third party, for the sale of the Gulf Pearl and Gulf Wind supply tug vessels, respectively. The sales occurred simultaneously with the execution of the Agreements. The sale price for each vessel was $500,000, and the Partnership recognized a loss on each sale of $790,420. The $790,420 loss on the first vessel sold on September 20, 2004, is included in net gain (loss) on sales of equipment in the accompanying consolidated statements of operations and the $790,420 loss on the second vessel sold on October 10, 2004 was recorded as an impairment loss in the accompanying consolidated statements of operations for the year ended December 31, 2004, based on the terms of the sale of the first vessel.

At December 31, 2004, the General Partner also determined that the third vessel was impaired and accordingly recorded an additional impairment loss of $790,420 for the third vessel. The determination of impairment was based upon an independent appraisal, the recent sales of the other vessels and the determination by the General Partner that this industry was not improving as previously believed. On May 18, 2005, the Partnership entered into a Memorandum of Agreement (the "Agreement") with Jettco Marine Transportation, Inc., an unaffiliated third party, for the sale of the third vessel. The sale occurred simultaneously with the execution of the Agreement. The sale price was $200,000 and the Partnership recognized an additional impairment loss of $300,000 during the first quarter of 2005.

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(9) Sales of Equipment - continued

The Partnership was the sole owner of two joint ventures that owned five marine vessels (‘the “Vessels”) originally on charter to affiliates of Seacor Marine, Inc. (“Seacor”). These Vessels were subject to outstanding non-recourse debt with Fleet Capital Corp. ("Fleet"). In September 2003, Fleet took control of the Vessels and commenced remarketing efforts under the terms of their financing agreement with the Partnership. On May 12, 2004, Fleet sold the Vessels, which resulted in aggregate sale proceeds of approximately $3,580,000. At the time of sale, the outstanding non-recourse notes relating to the Vessels was approximately $7,138,000; therefore all proceeds from the sale were used repay the outstanding non-recourse notes. As a result of the sale of the Vessels, the Partnership recorded a loss on sales of equipment of $622,872, which represented their net book value at that time.

In August 2004, Fleet commenced an action against the Partnership for unspecified damages, alleging that the Partnership breached its obligations owed to Fleet under certain performance guaranties the Partnership entered into in connection with non-recourse loans made by Fleet. The loans were made to the Partnership's wholly-owned subsidiaries when these entities entered into transactions to acquire supply tug vessels on charter with affiliates of Seacor. The Partnership and its subsidiaries counterclaimed, alleging, among other things, that Fleet breached its covenant of good faith and fair dealing. On May 31, 2006, the Partnership settled its action with Fleet. While the precise terms of the settlement are confidential, the settlement provided for the full release of all of Fleet's claims, as well as the Partnership's counterclaims. The settlement payment of $750,000 made by the Partnership is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

(10) Line of Credit

On May 30, 2002, the Partnership, along with certain of its affiliates; Fund Eight A, Fund Eight B and ICON Income Fund Nine, LLC (the “Initial Funds”) entered into a $17,500,000 line of credit agreement with Comerica Bank. Effective August 5, 2004, the line of credit agreement was amended to add ICON Income Fund Ten, LLC (“Fund Ten”) as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers.

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(10) Line of Credit - continued

The Borrowers entered into a Contribution Agreement, dated May 30, 2002. On September 7, 2005, the Borrowers repaid and cancelled the line of credit with Comerica Bank and terminated the related contribution agreement. The Partnership is no longer party to any line of credit or contribution agreement.

During 2004 and 2005, certain of the Borrowers paid Comerica Bank a portion of the outstanding obligations of the Partnership. As required under the terms of the Contribution Agreement, the Partnership was required to promptly repay the Borrowers for amounts paid on the Partnership’s behalf. Since the Partnership did not have sufficient liquidity to repay the Borrowers, the Partnership assigned interests in certain joint venture and other investments as full repayment of monies due to the Borrowers (See Notes 3 and 7).

(11) Transactions with Related Parties

Prior to July 1, 2004, the Partnership in accordance with the terms of the Partnership’s limited partnership agreement, paid the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the Partnership or through joint ventures and (ii) acquisition fees, through the reinvestment period of 3% calculated based on the gross value of the Partnership’s acquisition transactions. In addition, the General Partner is reimbursed for administrative expenses incurred in connection with the Partnership’s operations.

The General Partner performs certain services relating to the management of the Partnership’s equipment leasing activities. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

Administrative expense reimbursements are costs incurred by the General Partner and necessary to the Partnership’s operations.  These costs include the General Partner’s legal, accounting, investor relations and operations personnel, as well as, professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner.

Effective July 1, 2004, the General Partner voluntarily decided to waive its right to future management fees and administrative expense reimbursements from the Partnership.

The General Partner also has a 1% interest in the Partnership’s profits, losses, and distributions and disposition proceeds. Additionally, the General Partner’s interest in the Partnership’s net (loss) income for the years ended December 31, 2006, 2005 and 2004 was $(3,712), $28,561 and $(102,422), respectively.

At December 31, 2006, the Partnership owed no liabilities to the General Partner or its affiliates. At December 31, 2005, the Partnership had a payable totaling $132,499 due to its General Partner for management fees and administrative expense reimbursements incurred in prior years. Additionally, the General Partner advanced $175,000 to the Partnership that the Partnership used to partially repay the Comerica Bank line of credit. The Partnership repaid this advance to the General Partner during January 2006 without interest.

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(11) Transactions with Related Parties - continued

At December 31, 2006, the Partnership has no receivables due from the General Partner or its affiliates. At December 31, 2005, the Partnership had a receivable of $190,301 which included $150,000 due from L.P. Six that related to distributions received by L.P. Six on the Partnership’s behalf. Additionally, the Partnership had a receivable of $40,301 due from several affiliates for expenses paid during 2004 on behalf of such affiliates. All amounts were repaid during January 2005.

The Partnership owed $2,000,000 to Series D relating to the financing of the free cash portion, including the proceeds from the sale or disposal of equipment, relating to a leveraged lease transaction entered into by the Partnership. The Partnership exercised its right to prepay a portion of the financing with Series D, and the Partnership prepaid $250,000 during 2002 and $1,253,625 during 2004. The lease expired July 2004. As a result, the Partnership recorded forgiveness of debt income of $496,375 which is included in net gain (loss) on sales of equipment in the accompanying consolidated statements of operations for the year ended December 31, 2004.

As discussed in Notes 3 and 7, the Partnership assigned certain of its interests in finance leases and a limited partnership during 2004 and 2005 to repay its affiliates for amounts paid by the affiliates under the terms of the contribution agreement.

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 2006, 2005 and 2004, respectively, were as follows:

	Years Ended December 31,
	2006	2005	2004
Management fees	$-	$-	$387,287
Administrative expense reimbursements	-	-	154,958

	$-	$-	$542,245

(12) Concentrations

The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits. The Partnership has placed these funds in a high quality institution in order to minimize the risk of loss.

At December 31, 2005, concentrations of credit risk with respect to the Partnership’s one remaining lease are concentrated in the aircraft industry within the United States of America; accordingly, the Partnership is exposed to business and economic risk. The aircraft was sold during 2006.

For the years ended December 31, 2006 and 2005 the Partnership had one lessee which accounted for approximately 100% of our total rental income and finance income. For the year ended December 31, 2004, the Partnership had two lessees which accounted for 77% of total rental income and finance income.

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(13) Income Taxes (Unaudited)

No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any could adjust the individual income tax of the partners.

At December 31, 2006 and 2005, the partners’ capital accounts included in the consolidated financial statements totaled $7,775,055 and $8,017,238, respectively, compared to the partners’ capital accounts for Federal income tax purposes of $21,470,952 and $15,210,351, respectively. The differences arise primarily from commissions reported as a reduction in the partners’ capital accounts for financial reporting purposes but not for Federal income tax purposes, and temporary differences relating to direct finance leases, depreciation and provision for losses.

The following table reconciles net income (loss) for consolidated financial reporting purposes to the net loss for Federal income tax purposes as follows:

	2006	2005	2004
Net (loss) income per consolidated financial statements	$(371,172)	$2,856,126	$(10,242,221)

Adjustment for direct finance lease	-	(118,673)	(838,438)
Interest	-	-	8,528,277
Impairment loss	84,789	-	-
Depreciation and amortization	3,847,391	3,124,938	(294,127)
Gain (Loss) on sale of equipment	(9,634,525)	(2,018,295)	11,070,836
Other items	12,205,129	(635,242)	4,802,180

Net income for Federal income tax purposes	$6,131,612	$3,208,854	$13,026,507

(14) Selected Quarterly Financial Data (Unaudited)

The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2006 and 2005:

	Quarters Ended in 2006
	March 31,	June 30,	September 30,	December 31,
Total Revenue	$566,371	$135,185	$1,107,653	$(214,568)
Net income (loss) allocable to limited partners	$141,784	$(1,181,176)	$985,320	$(313,388)
Net income (loss) per weighted average
limited partnership unit	$0.14	$(1.20)	$1.00	$(0.32)

	Quarters Ended in 2005
	March 31,	June 30,	September 30,	December 31,
Total Revenue	$1,847,054	$526,336	$537,107	$6,685,239
Net income (loss) allocable to limited partners	$1,069,362	$(990,572)	$125,894	$2,622,881
Net income (loss) per weighted average
limited partnership unit	$1.08	$(1.00)	$0.13	$2.66

Schedule II

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Valuation and Qualifing Accounts

	Balance At	Charged To			Balance At
	Beginning	Costs And			End
	Of Period	Expenses	Deduction		Of Period
Year ended December 31, 2006
Allowance for doubtful accounts
(deducted from investments in finance leases)	$-	$-	$-		$-

Year ended December 31, 2005
Allowance for doubtful accounts
(deducted from investments in finance leases)	$-	$-	$-		$-

Year ended December 31, 2004
Allowance for doubtful accounts
(deducted from investments in finance leases)	$239,516	$(134,391)	$(105,125)	(1)	$-

(1) The finance lease terminated during 2004 and the Partnership reversed the remaining balance of the allowance for doubful accounts at December 31, 2004.

S-1

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended December 31, 2006, we had no disagreements with our accountants on any matters of accounting or financial reporting.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2006, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

While evaluating our General Partner’s disclosure controls and procedures, our General Partner recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our General Partner to hire additional skilled accounting staff.  Our General Partner hired an additional accounting staff member during 2006 who is a certified public accountant and experienced with public reporting entities. Subsequently, in 2007 our General Partner hired two additional senior accountants with more than 16 and 8 years of experience with public reporting entities. Our General Partner will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our General Partner’s opinion, to ensure the adequacy of our General Partner’s disclosure controls and procedures.

In designing and evaluating our General Partner’s disclosure controls and procedures, our General Partner recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our General Partner’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Our General Partner’s Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant's General Partner

Our General Partner, ICON Capital Corp., a Connecticut corporation, was formed in 1985. Our General Partner’s principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700.

In addition to the primary services related to our acquisition and disposition of equipment, our General Partner will provide services relating to the day-to-day management of our equipment. These services include collecting payments due from lessees, remarketing equipment that is off-lease, inspecting equipment, serving as a liaison with lessees, supervising equipment maintenance, and monitoring performance by lessees of their obligations, including payment of rent and all operating expenses.

Our General Partner’s Directors and Officers are:

Name	Age	Position
Beaufort J.B. Clarke	60	Chairman, Chief Executive Officer and Director
Thomas W. Martin	53	President, Chief Operating Officer and Director
Michael A. Reisner	36	Executive Vice President and Chief Financial Officer
Mark Gatto	34	Executive Vice President-Business Development
Patricia Palmer	43	Executive Vice President
Richard L. Specker	52	Senior Managing Director
Joel S. Kress	34	Senior Vice President and General Counsel
David J. Verlizzo	34	Vice President and Deputy General Counsel
David C. Wright	49	Senior Vice President-Accounting
Anthony J. Branca	38	Senior Vice President-Finance
Craig A. Jackson	48	Vice President-Remarketing and Portfolio Management

Beaufort J. B. Clarke has been Chairman, Chief Executive Officer and a Director since August 1996. He was President from August of 1996 until December 31, 1998. Prior to his present positions, Mr. Clarke was founder, President and Chief Executive Officer of Griffin Equity Partners, Inc. (a purchaser of equipment leasing portfolios) from October 1993 through August 1996. Prior to that, Mr. Clarke was President of Gemini Financial Holdings, Inc. (an equipment leasing company) from June 1990 through September 1993. Previously, Mr. Clarke was a Vice President of AT&T Systems Leasing. Mr. Clarke formerly was an attorney with Shearman and Sterling LLP. Mr. Clarke received a B.A. degree from the George Washington University and a J.D. degree from the University of South Carolina. Mr. Clarke has been in the equipment leasing business, as a business person and lawyer, since 1979.

Thomas W. Martin has been President since February 2007, Chief Operating Officer since February 2006, has been a Director (and Director, President and Treasurer of ICON Securities Corp. as well) since August 1996, and was Chief Financial Officer from May 2003 through January 2007. Mr. Martin was the Executive Vice President, Chief Financial Officer and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996. Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin has a B.S. degree from University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

Michael A. Reisner has been Executive Vice President and Chief Financial Officer since January 2007 and was Executive Vice President-Acquisitions from February 2006 through January 2007. Mr. Reisner was Senior Vice President and General Counsel from January 2004 through January 2006. Mr. Reisner was Vice President and Associate General Counsel from March 2001 until December 2003. Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto has been Executive Vice President-Business Development since February 2006. Mr. Gatto is responsible for business and corporate development, including the acquisition of equipment subject to lease. Before serving as Associate General Counsel from November 1999 through October 2000, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company and, in July 2003, he co-founded a specialty business consulting firm in New York City and served as its managing partner before re-joining our Manager in April 2005. Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Patricia Palmer has been Executive Vice President (and Executive Vice President of ICON Securities Corp. as well) since February 2007, has been a Director of ICON Securities Corp. since December 2002, and was Senior Vice President (and Senior Vice President of ICON Securities Corp. as well) from July 2002 through February 2007. Ms. Palmer, who joined our Manager in December 1996, is responsible for our Manager’s product development, hiring and training, and the coordination of ICON Securities Corp.’s national sales and marketing efforts. Prior to joining our Manager, Ms. Palmer was a Regional Marketing Director at PLM Securities Corp. and a Product Manager at Phoenix Leasing, Inc. Ms. Palmer received a B.A. from the University of California, Berkeley. Ms. Palmer has more than 18 years of experience in the securities and equipment leasing industries.

Richard L. Specker has been Senior Managing Director since April 2006 and was a consultant to our Manager from September 2005 through April 2006. Mr. Specker is responsible for certain portfolio strategy and management functions, including arranging and managing portfolio lease asset restructurings, lease debt refinancing transactions and strategic asset sales. Mr. Specker has over 25 years of experience in asset-based finance and leasing, including as President of the Global Lease Finance Division of Fleet Capital Leasing and as Senior Vice President and Manager of the Structured Lease Finance Group at NationsBanc Leasing Corporation. Mr. Specker received a M.B.A. from the University of North Carolina at Chapel Hill and a B.A. from Duke University. Mr. Specker is a former member of the Board of Directors of the Equipment Leasing and Finance Association.

Joel S. Kress has been Senior Vice President and General Counsel since February 2006. Mr. Kress was Vice President and Associate General Counsel from August 2005 until January 2006. Previously, from 2001 to 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments. Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

David J. Verlizzo has been Vice President and Deputy General Counsel since February 2006. Mr. Verlizzo was Assistant Vice President and Associate General Counsel from May 2005 until January 2006. Previously, from 2001 to 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions. Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

David C. Wright is a certified public accountant and has been Senior Vice President-Accounting since February 2005. Mr. Wright was Vice President-Accounting from August 2004 until January 2005. Previously, from 1989 through 2004, Mr. Wright was employed as a manager at several regional and national public accounting firms, including Grant Thornton LLP, Goldstein Golub Kessler LLP and Hays & Company LLP, having responsibility for both public and private engagements. Mr. Wright received a B.A. from Ohio Wesleyan University.

Anthony J. Branca has been Senior Vice President-Finance since January 2007. Mr. Branca was Director of Corporate Reporting & Analysis for The Nielsen Company (formerly VNU) from May 2005 until January 2007, and held various other management positions with The Nielsen Company from July 1997 through May 2005. Previously, from 1994 through 1997, Mr. Branca was employed as a senior accountant at Fortune Brands and started his career as an auditor with KPMG Peat Marwick in 1991. Mr. Branca received a B.B.A. from Pace University.

Craig A. Jackson has been Vice President-Remarketing and Portfolio Management since February 2006. Previously, from October 2001 to 2006, Mr. Jackson was president and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company). Mr. Jackson received a B.A. from Wilkes University.

Code of Ethics

Our General Partner, on our behalf, has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is available free of charge by requesting it in writing from our General Partner. Our General Partner's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers. Our General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2006, 2005 and 2004.

Entity	Capacity	Description	2006	2005	2004
ICON Capital Corp.	General Partner	Management fees	$-	$-	$387,287
ICON Capital Corp.	General Partner	Administrative fees	$-	$-	$154,958

Our General Partner also has a 1% interest in our profits, losses, distributions and disposition proceeds. For the year ended December 31, 2006, 2005 and 2004, we paid no distributions to our General Partner. Our General Partner’s interest in our net (loss) income for the years ended December 31, 2006, 2005 and 2004 was $(3,712), $28,561 and $(102,422), respectively.

Item 12. Security Ownership of Certain Beneficial Owners and General Partner and Related Security Holder Matters

(a) We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own beneficially, more than 5% of any class of our securities.

(b) As of February 28, 2007, no Directors and Officers of our General Partner own any of our equity securities.

(c) Neither we nor or General Partner are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions

See Item 11 for a discussion of our related party transactions. See Notes 5 and 11 to our consolidated financial statements for a discussion of our investments in joint ventures and related party transactions.

Item 14. Principal Accountant Fees and Services

During the years ended December 31, 2006 and 2005 our auditors provided audit services relating to our annual report on Form 10-K and our quarterly reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.  Their fees are shown in the table below:

	2006	2005
Audit fees	$90,500	$71,500
Audit related fees	-	-
Tax fee (for compliance)	21,500	22,140

	$112,000	$93,640

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

2. Financial Statement Schedules

Financial Statement Schedule II - Valuation and Qualifying Accounts is filed with this Annual Report on Form 10-K. Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits:

3.1 Certificate of Limited Partnership (Incorporated herein by reference to Exhibit 4.3 to the S-1 Registration Statement No. 33-94458 filed with the Securities and Exchange Commission on July 11, 1995).

3.2 Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership (Incorporated herein by reference as Exhibit A to Amendment No. 4 to Form S-1 Registration Statement No. 33-94458 as filed with the Securities and Exchange Commission on July 10, 1998).

31.1 Rule 13a-14(a)/15d-14(a) certifications.

31.2 Rule 13a-14(a)/15d-14(a) certifications.

32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

000-27926 File No. ICON Cash Flow Partners L.P. Seven (Registrant) by its General Partner, ICON Capital Corp.

Date: April 2, 2007

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole General Partner of the Registrant

Date: April 2, 2007

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 2, 2007

/s/ Thomas W. Martin
Thomas W. Martin
President, Chief Operating Officer and Director

Date: April 2, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders. An annual report will be sent to the partners and a copy will be forwarded to the Commission.

48