Form 10-Q
period 2007-03-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 2007-05-15
CIK 947986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	March 31, 2007

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number	000-27926

ICON Cash Flow Partners L.P. Seven
(Exact name of registrant as specified in its charter)

Delaware	13-3835387
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

(212) 418-4700
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.  Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

Number of outstanding limited partnership units of the registrant on April 30, 2007 is 987,348.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Condensed Consolidated Balance Sheets

ASSETS
	(Unaudited)
	March 31,	December 31,
	2007	2006
Cash and cash equivalents	$24,020	$99,831

Investments in joint ventures and limited partnership	7,350,297	7,359,242
Equipment held for sale	-	26,000
Other assets, net	326,985	322,129

Total assets	$7,701,302	$7,807,202

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Due to General Partner and affiliates	$10,955	$-
Accounts payable and other liabilities	47,374	32,147

Total liabilities	58,329	32,147

Commitments and contingencies
Partners' equity:
General Partner	(642,576)	(641,260)
Limited Partners ( 987,348 and 987,378 units outstanding,
$100 per unit original issue price)	8,285,549	8,416,315

Total partners' equity	7,642,973	7,775,055

Total liabilities and partners' equity	$7,701,302	$7,807,202

See accompanying notes to condensed consolidated financial statements

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31,

	2007	2006
Revenue:
Rental income	$-	$150,000
Equity (loss) income from investments in joint ventures
and limited partnership	(7,663)	423,011
Net gain (loss) on sales of equipment	4,882	(17,634)
Interest and other income	5,523	10,994

Total revenue	2,742	566,371

Expenses:
Depreciation and amortization	-	165,616
Interest	-	58,732
General and administrative	134,301	136,682
Remarketing expenses	-	62,125

Total expenses	134,301	423,155

Net (loss) income	$(131,559)	$143,216

Net (loss) income allocable to:
Limited partners	$(130,243)	$141,784
General Partner	(1,316)	1,432

	$(131,559)	$143,216

Weighted average number of limited partnership
units outstanding	987,363	987,461

Net (loss) income per weighted average limited
partnership unit	$(0.13)	$0.14

See accompanying notes to condensed consolidated financial statements

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Condensed Consolidated Statement of Changes in Partners' Equity
For the Year Ended December 31, 2006 and the Three Months Ended March 31, 2007 (Unaudited)

	Limited Partners			Total
	Units	Limited	General	Partners'
	Outstanding	Partners	Partner	Equity
Balance, January 1, 2006	987,548	$8,785,972	$(768,734)	$8,017,238

Limited partnership units redeemed	(170)	(2,197)	-	(2,197)
Capital contribution	-	-	131,186	131,186
Net loss	-	(367,460)	(3,712)	(371,172)

Balance, December 31, 2006	987,378	$8,416,315	$(641,260)	$7,775,055

Limited partnership units redeemed	(30)	(523)	-	(523)
Net loss	-	(130,243)	(1,316)	(131,559)

Balance, March 31, 2007	987,348	$8,285,549	$(642,576)	$7,642,973

See accompanying notes to condensed consolidated financial statements

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31,

Increase (decrease) in cash and cash equivalents	2007	2006
Cash flows from operating activities:
Net (loss) income	$(131,559)	$143,216
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Equity loss (income) from investments in joint ventures
and limited partnerships	7,663	(423,011)
Net (gain) loss on sales of equipment	(4,882)	17,634
Depreciation and amortization	-	165,616
Changes in operating assets and liabilities:
Other assets	(4,856)	-
Due from/to General Partner and affiliates, net	10,955	-
Accounts payable and other liabilities	15,227	6,093
Maintenance reserve payable	-	203,150

Net cash (used in) provided by operating activities:	(107,452)	112,698

Cash flows from investing activities:
Proceeds from sales of equipment	30,882	25,678
Increase in restricted cash	-	(207,590)
Distributions received from joint ventures and limited partnership	1,282	2,794

Net cash provided by (used in) investing activities:	32,164	(179,118)

Cash flows from financing activities:
Cash paid for redemption of limited partner units	(523)	(2,199)

Net cash used in financing activities:	(523)	(2,199)

Net (decrease) increase in cash and cash equivalents	(75,811)	(68,619)
Cash and cash equivalents, beginning of the period	99,831	151,326

Cash and cash equivalents, end of the period	$24,020	$82,707

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$53,961

See accompanying notes to condensed consolidated financial statements

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(1) Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Cash Flow Partners L.P. Seven (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the General Partner, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership’s 2006 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

The Partnership accounts for its noncontrolling interests in joint ventures where the Partnership has influence on financial and operational matters, generally greater than 5% but less than 50% ownership interest, under the equity method of accounting. In such cases, the Partnership’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The Partnership accounts for investments in joint ventures where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the Partnership’s original investments are recorded at cost and any distributions received are recorded as a reduction of the total investment. All of the Partnership’s investments in joint ventures are subject to its impairment review policies.

(2) Organization

The Partnership was formed on May 23, 1995 as a Delaware limited partnership for the purpose of acquiring equipment subject to leases and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The Partnership will continue until December 31, 2015, unless terminated sooner.

The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the Partnership’s business affairs, including, but not limited to, equipment leases and financing transactions, pursuant to the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and disposition proceeds of the Partnership.

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

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(2) Organization - continued

Partners’ capital accounts are increased for their initial or any additional capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce their adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

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

(4) Investment in Limited Partnership

The Partnership formed a limited partnership with an unaffiliated entity for the purpose of owning an interest in a mobile off-shore drilling rig.

North Sea (Connecticut) Limited Partnership

The Partnership currently has a right in and to 87.65% of the profits, losses and cash flows from its Class C limited partnership interest in North Sea; the underlying asset held by North Sea, an oil drilling platform, which was destroyed in Hurricane Rita. North Sea is currently in litigation to recover the value of its interest in the oil rig.

On September 1, 2006, the Charterer and North Sea each filed motions for complete summary judgment. Oral argument on the motions occurred on November 7, 2006. On January 24, 2007, the Texas State Court issued a preliminary order granting all of North Sea’s summary judgment motions and denying all of the Charterer’s summary judgment motions. In addition, the Court ordered the Charterer to pay North Sea the approximately $60 million plus interest thereon that North Sea claimed as its damages. On March 7, 2007, the Texas State Court issued its final judgment and an order of severance and consolidation with respect to the parties’ summary judgment motions. In its final judgment, the Texas State Court (i) granted all of North Sea’s summary judgment motions that support the Court’s related order for the Charterer to pay North Sea the approximately $60 million plus interest thereon that North Sea claimed as its damages, as well as $500,000 in attorneys’ fees, (ii) denied all of North Sea’s other summary judgment motions, except for those that were severed pursuant to the order of severance and consolidation, and (iii) denied all of the Charterer’s summary judgment motions. On April 3, 2007 the Charterer filed a motion for a new trial with the Texas State Court.

While it is not possible at this stage to determine the likelihood of the outcome of the litigation, the Partnership and the other North Sea partners believe that the Court’s decision is correct and the Partnership is working with the other North Sea partners to vigorously pursue its claims and defend the Court’s decision in any appeal brought by the Charterer. Although the court initially ruled in North Sea’s favor, the outcome of any appeal is uncertain. The appeals process may span several months, possibly even years, during such time the Partnership expects to incur additional expenses and legal fees. If the Texas State Court’s decision is reversed on appeal, the matter will be remanded to the Texas State Court and could proceed to trial, which would further delay a resolution of the dispute. A trial will require the Partnership and the other North Sea partners to devote significant resources, including substantial time and money, to the pursuit of North Sea’s claims. There is no certainty that a trial will result in a favorable verdict. If the Charterer prevails on appeal, it is anticipated that such a verdict would have a material adverse effect on the cash available for distribution to the Partnership’s partners.

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(4) Investment in Limited Partnership - continued

For the period ended March 31, 2006, North Sea recorded net income of approximately $959,645. Under the terms of the charter, the Charterer was required to timely make its next scheduled semi-annual rental payment after an Event of Loss. The Charterer made this final payment on or about March 15, 2006.

For the period ended March 31, 2007, North Sea recorded a net loss of approximately $17,700. due primarily to paying expenses while receiving no income during this period. North Sea has recorded an insurance receivable of $2,435,736. The insurance receivable does not represent the full amount of insurance proceeds that North Sea expects to receive and neither amount represents the final amount of the Stipulated Loss Value of the rig as determined according to the terms of the charter.

On October 22, 2006, the Partnership advanced approximately $319,000 to North Sea under the terms of a promissory note. The note accrues interest at 6.0% per year and is to be repaid within one year of the advance. At March 31, 2007, North Sea owes the Partnership approximately $327,000, including accrued interest of approximately $8,000.

The results of operations of North Sea for the three months ended March 31, 2007, and 2006 are summarized below:

	Three Months Ended March 31,
	2007	2006
Net (loss) income	$(17,743)	$959,645
Partnership's share of net (loss) income	$(7,776)	$420,564

ICON Cash Flow Partners L.P. Seven
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(5) Equipment Held for Sale

The Partnership sold all of its rotables for Boeing 737 and Airbus A310 aircraft that were being held off-lease during the three months ended March 31, 2007. Aircraft rotables are replacement spare parts that are held in inventory by an airline. These rotables were formerly on lease to Sabena Technics. For the three months ended March 31, 2007, the Partnership recognized a gain of approximately $5,000 as a result of this sale.

(6) Transactions with Related Parties

The General Partner has a 1% interest in the Partnership’s profits, losses and distributions. The Partnership did not pay any distributions to the General Partner during the three months ended March 31, 2007. The General Partner’s interest in the Partnership’s net (loss) income for the three months ended March 31, 2007 and 2006 was $(1,316) and $1,432, respectively.

At March 31, 2007 the Partnership had a liability of approximately $11,000 due to the General Partner and affiliates. The majority of this amount was due to the bank misposting a transfer to the Partnership’s account that will be corrected during the second quarter of 2007.

(7) Recent Accounting Pronouncements

The General Partner does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, Item 1A. Risk Factors and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Cash Flow Partners L.P. Seven and its consolidated subsidiaries.

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

Overview

We are an equipment leasing business formed on May 23, 1995. We began active operations on January 19, 1996. We are primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as “income” leases. The majority of the purchase price of our other equipment leases was financed, so those leases generated little or no current cash flow because substantially all of the rental payments received from those lessees were paid to lenders. For those “growth” leases, we anticipated that the future value of the leased equipment would exceed the cash portion of the purchase price paid for the equipment. We ended our “reinvestment” period on November 9, 2002 and began our disposition period where-upon we began to sell our assets in the ordinary course of business.

During the disposition period, we are distributing substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of our operations and affairs. We will not invest in any additional finance or lease transactions. Our goal was to complete the disposition period within three years after the end of the reinvestment period, but it is taking longer to do so.

At March 31, 2007, our portfolio, which we hold through joint venture investments with affiliates and others, consists primarily of the following equipment:

Mobile Off-Shore Drilling Rig:

We currently have a right in and to 87.65% of the profits, losses and cash flows from our Class C limited partnership interest in North Sea as discussed in Note 4 to the unaudited condensed consolidated financial statements included in Item 1. The underlying asset held by North Sea, an oil drilling platform, was destroyed in Hurricane Rita. North Sea is currently in litigation to recover the value of its interest in the oil rig.

On September 1, 2006, the Charterer and North Sea each filed motions for complete summary judgment. Oral argument on the motions occurred on November 7, 2006. On January 24, 2007, the Texas State Court issued a preliminary order granting all of North Sea’s summary judgment motions and denying all of the Charterer’s summary judgment motions. In addition, the Court ordered the Charterer to pay North Sea the approximately $60 million plus interest thereon that North Sea claimed as its damages. On March 7, 2007, the Texas State Court issued its final judgment and an order of severance and consolidation with respect to the parties’ summary judgment motions. In its final judgment, the Texas State Court (i) granted all of North Sea’s summary judgment motions that support the Court’s related order for the Charterer to pay North Sea the approximately $60 million plus interest thereon that North Sea claimed as its damages, as well as $500,000 in attorneys’ fees, (ii) denied all of North Sea’s other summary judgment motions, except for those that were severed pursuant to the order of severance and consolidation, and (iii) denied all of the Charterer’s summary judgment motions. On April 3, 2007 the Charterer filed a motion for a new trial with the Texas State Court.

While it is not possible at this stage to determine the likelihood of the outcome of the litigation, the Partnership and the other North Sea partners believe that the Court’s decision is correct and the Partnership is working with the other North Sea partners to vigorously pursue its claims and defend the Court’s decision in any appeal brought by the Charterer. Although the court initially ruled in North Sea’s favor, the outcome of any appeal is uncertain. The appeals process may span several months, possibly even years, during such time the Partnership expects to incur additional expenses and legal fees. If the Texas State Court’s decision is reversed on appeal, the matter will be remanded to the Texas State Court and could proceed to trial, which would further delay a resolution of the dispute. A trial will require the Partnership and the other North Sea partners to devote significant resources, including substantial time and money, to the pursuit of North Sea’s claims. There is no certainty that a trial will result in a favorable verdict. If the Charterer prevails on appeal, it is anticipated that such a verdict would have a material adverse effect on the cash available for distribution to the Partnership’s partners.
For the period ended March 31, 2006, North Sea recorded net income of approximately $959,645. Under the terms of the charter, the Charterer was required to timely make its next scheduled semi-annual rental payment after an Event of Loss. The Charterer made this final payment on or about March 15, 2006.

For the period ended March 31, 2007, North Sea recorded a net loss of approximately $17,700 due primarily to paying expenses while receiving no income during this period. North Sea has recorded an insurance receivable of $2,435,736. The insurance receivable does not represent the full amount of insurance proceeds that North Sea expects to receive and neither amount represents the final amount of the Stipulated Loss Value of the rig as determined according to the terms of the charter.

On October 22, 2006, we advanced approximately $319,000 to North Sea under the terms of a promissory note. The note accrues interest at 6.0% per year and is to be repaid within one year of the advance. At March 31, 2007, North Sea owes us approximately $327,000, including accrued interest of approximately $8,000.

Lease and Other Significant Transactions

Aircraft Rotables

We sold all of our rotables for Boeing 737 and Airbus A310 aircraft that were being held off-lease. Aircraft rotables are replacement spare parts that are held in inventory by an airline. These rotables were formerly on lease to Sabena Technics. For the three months ended March 31, 2007, we recognized a gain of approximately $5,000 as a result of this sale.

New Accounting Pronouncements

Our General Partner does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2007 (the “2007 Quarter”) and 2006 (the “2006 Quarter”)

We began our disposition period on November 10, 2002. Our goal was to complete the disposition period within three years, but it has taken longer to do so. During the disposition period, we have been selling our assets in the ordinary course of business. As we have been selling our assets, both rental income and finance income have decreased over time as have expenses related to our assets, such as depreciation expense. Additionally, interest expense has decreased as we reached the expiration of leases that were financed and the debt was repaid to the lender. As leased equipment was sold, we have experienced both gains and losses on these sales.

Revenue for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended March 31,
	2007	2006	Change
Total revenue	$2,742	$566,371	$(563,629)

Rental income	-	150,000	(150,000)
Equity (loss) income from investments in joint ventures and limited partnership	(7,663)	423,011	(430,674)
Net gain (loss) on sale of equipment	4,882	(17,634)	22,516
Interest and other income	5,523	10,994	(5,471)

Total revenue for the 2007 Quarter decreased $563,629 or 99.5%, compared to the 2006 Quarter. This decrease was primarily attributable to the liquidation of our previously leased assets that expired during 2006. We do not have any remaining assets under lease. As a result, the rental income and the income from investments in joint ventures have been either eliminated or drastically reduced.

Expenses for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended March 31,
	2007	2006	Change
Total expenses	$134,301	$423,155	$(288,854)

Depreciation and amortization	-	165,616	(165,616)
Interest	-	58,732	(58,732)
Remarketing expenses	-	62,125	(62,125)
General and administrative	134,301	136,682	(2,381)

Total expenses for the 2007 Quarter decreased $288,854 or 68.3%, compared to the 2006 Quarter. This decrease was primarily attributable to the liquidation of our previously leased assets that expired during 2006. We do not have any remaining assets under lease. As a result, the depreciation, amortization, interest and remarketing expenses have all been eliminated.

Net Income

As a result of the foregoing factors, the net loss for the 2007 Quarter was $131,559, as compared to net income for the 2006 Quarter of $143,216.  The net loss per weighted average number of limited partnership units outstanding for the 2007 Quarter was $0.13 as compared to the net income per weighted average number of limited partnership units outstanding for the 2006 Quarter of $0.14.

Liquidity and Capital Resources

Sources and Uses of Cash

At March 31, 2007 and 2006, we had cash and cash equivalents of $24,020 and $82,707, respectively. Our main use of cash during the 2006 Quarter was the funding of restricted cash necessary to maintain an aircraft that was on lease to World Airways which was sold on August 9, 2006. During the 2007 Period, there are no such restrictions on cash remaining. Likewise, cash used for operating purposes during the 2006 Quarter was also geared toward the same aircraft, which required a maintenance reserve to pay for the maintenance on the aircraft. As a result, the net decrease in cash flows for the 2006 Quarter and the 2007 Quarter are similar. We anticipate that our use of cash going forward will generally be used for administrative expenses.

Our cash flow from operating activities may become less than our current level of expenses. If we have insufficient cash flow to pay our limited operating expenses, we may be required to borrow funds from our General Partner to cover those expenses.

Financings and Borrowings

At March 31, 2007 there was no debt outstanding.

Based upon our current level of operations, our General Partner believes that the cash we have currently available and cash distributions are sufficient to meet our short-term liquidity needs and complete our disposition period.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

Our other contractual obligations and commitments have not changed materially from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. We do not have any off balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are not exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residuals) or other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, as the only remaining item within the fund is the rights to our portion of the insurance settlement on the North Sea rig. There were no material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2007, as well as the financial statements and Quarterly Reports on Form 10-Q for the period ended March 31, 2007 for our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

While evaluating our General Partner’s disclosure controls and procedures, our General Partner recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our General Partner to hire additional skilled accounting staff to support the senior vice president of accounting hired by our General Partner at the end of the third quarter of 2004.  In addition, our General Partner hired two additional accounting staff members during 2005 who are certified public accountants and are experienced with public reporting entities. Subsequently in 2006, our General Partner hired an additional accounting staff member who is a certified public accountant and is experienced with public reporting entities. Subsequently, in 2007 our General Partner hired (i) two additional senior accountants with more than 16 and 8 years, respectively, of experience with public reporting entities, the most senior of those accountants having assumed the responsibilities of the senior vice president of accounting and (ii) two additional accountants that are experienced with public reporting entities. Our General Partner will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our General Partner’s opinion, to ensure the adequacy of our General Partner’s disclosure controls and procedures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our General Partner consented to us redeeming 30 limited partnership units during the 2007 Quarter. The redemption amounts are calculated according to a specified redemption formula in accordance with the partnership agreement. Redeemed units have no voting rights and do not share in distributions. The partnership agreement limits the number of limited partnership units which can be redeemed in any one year and redeemed limited partnership units may not be reissued. The following table details our limited partnership unit redemptions:

	Total Number of	Price Paid Per
	Limited Partnership	Limited Partnership
	Units Redeemed	Unit
January 1, 2007 through January 31, 2007	-	$-
February 1, 2007 through February 28, 2007	30	$17.43
March 1, 2007 through March 31, 2007	-	$-

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 2007 Quarter.

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

ICON Cash Flow Partners L.P. Seven (Registrant) By its General Partner, ICON Capital Corp.

Date: May 15, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the General Partner
(Principal Executive Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Seven

/s/ Michael A.Reisner
Michael A. Reisner
Director, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Seven

15