Form 10-K
period 2007-12-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 2008-04-15
CIK 947986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-27926

ICON Cash Flow Partners, L.P. Seven Liquidating Trust
 (Exact name of registrant as specified in its charter)

Delaware	13-3835387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor New York, New York	10011-1505
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                 Yes ☑    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer, "large accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer          Accelerated filer            Non-accelerated filer  ☑   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter:  Not applicable.

There is no established market for equity interests of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 6, 2008 the Registrant received $376,586 of additional funds from an escrow account that was established in connection with certain litigation with Rowan Companies, Inc. regarding a Rowan Halifax mobile offshore jack-up drilling rig. This amount was released from the escrow account as a result of interest income that was earned on the amounts held in the escrow account.  Other than this receipt of funds, the Registrant has not had any changes in assets and no action has been taking by the managing trustee since July 12, 2007.

ICON Cash Flow Partners, L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Statement of Net Assets (Liquidation Basis)
(unaudited)

Assets

December 31, 2007
Current assets
Cash and cash equivalents	$21,091
Accrued interest receivable	19,389

Total current assets	40,480

Non-current assets
Investment in limited partnership	7,229,793
Note receivable	318,719

Total non-current assets	7,548,512

Total Assets	7,588,992

Liabilities

Current liabilities
Accrued expenses and other liabilities	38,290

Total Liabilities	38,290

Commitments and contingencies

Net Assets in Liquidation	$7,550,702

See accompanying notes to financial statements

ICON Cash Flow Partners, L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Statement of Changes in Net Assets (Liquidation Basis)
(unaudited)

Period from July 12, 2007 (Formation of Statutory Trust) through December 31, 2007
Revenue:
Loss from investments in joint venture and limited partnership	$(20,883)
Interest and other income	4,805

Total revenue	(16,078)

Expenses:
General and administrative	2,006

Total expenses	2,006

Net loss	(18,084)
Distribution of assets to beneficiaries	(1,211)
Net Assets in Liquidation at July 12, 2007	7,569,997
Net Assets in Liquidation at December 31, 2007	$7,550,702

See accompanying notes to financial statements

ICON Cash Flow Partners, L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Statement of Cash Flows (Liquidation Basis)
(unaudited)

Period from July 12, 2007 (Formation of Statutory Trust) through December 31, 2007
Cash flows from operating activities:
Net loss	$(18,084)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Loss from investment in joint venture and limited partnership	20,883
Changes in operating assets and liabilities:
Accrued interest receivable	(18,787)
Accrued expenses and other liabilities	38,290

Net cash provided by operating activities	22,302

Cash flows from financing activities:
Liquidating distributions	(1,211)
Net cash provided by financing activities

Net increase in cash and cash equivalents	21,091
Cash and cash equivalents, beginning of the period	-

Cash and cash equivalents, end of the period	$21,091

See accompanying notes to financial statements

ICON Cash Flow Partners, L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Financial Statements
Period from July 12, 2007 through December 31, 2007

(1)	Purpose of Liquidating Trust

ICON Cash Flow Partners L.P. Seven Liquidating Trust, a Delaware Statutory Trust, was formed on July 12, 2007 (the “Liquidating Trust”).  The Liquidating Trust is governed by a Liquidating Trust Agreement that appointed ICON Capital Corp. as managing trustee of the Liquidating Trust. The Liquidating Trust’s one asset is an investment in North Sea (Connecticut) Limited Partnership, which entitles the Liquidating Trust to receive proceeds from litigation regarding the Rowan Halifax mobile offshore jack-up drilling rig, if and when received.  This asset was transferred to the Liquidating Trust from ICON Cash Flow Partners L.P. Seven (“Fund Seven”).  In order to reduce the expenses incurred by Fund Seven and to maximize potential distributions to investors, Fund Seven transferred all of its remaining assets and liabilities to the Liquidating Trust. As there is no equity in a Liquidating Trust, no changes in the statement of member's equity was presented.  As of July 12, 2007, Fund Seven’s general and limited partnership interests were exchanged for an equal number of beneficial interests in the Liquidating Trust.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Liquidating Trust have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

The financial statements include the accounts of the Liquidating Trust. All intercompany accounts and transactions have been eliminated in consolidation.

The Liquidating Trust accounts for its noncontrolling interests in joint ventures where the Liquidating Trust has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the Liquidating Trust 's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The Liquidating Trust accounts for investments in joint ventures where the Liquidating Trust has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the Liquidating Trust's original investments are recorded at cost and any distributions received are recorded as revenue.  All of the Liquidating Trust's investments in joint ventures are subject to its impairment review policies.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less when purchased.

Risks and Uncertainties

In the normal course of business, the Liquidating Trust is exposed to two significant types of economic risk: credit and market. Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments. Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world.  Although the Liquidating Trust does not currently foresee a concentrated credit risk associated with these customers, lease payments are dependent upon the financial stability of the industry segments in which they operate. See Note 4 for concentration of risk.

Market risk reflects the change in the value of debt instruments and credit facilities due to change in interest rate spreads or other market factors. The Liquidating Trust believes that the carrying value of its investment obligations is reasonable taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

ICON Cash Flow Partners, L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Financial Statements
Period from July 12, 2007 through December 31, 2007

(2)	Summary of Significant Accounting Policies - continued

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair market value. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse debt where the lessee remits its rental payments directly to the lender and the Liquidating Trust  does not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The Managing Trustee’s review for impairment includes a consideration of the existence of impairment indicators including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Revenue Recognition

For notes receivable, the Liqudating Trust uses the interest method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.

Notes Receivable

Notes receivable are reported at their outstanding principal balances net of any unamortized deferred fees and premiums or discounts on purchased loans. Interest receivable resulting from the unpaid principal is recorded separately from the outstanding balance.

Income Taxes

The Liquidating Trust is taxed as a partnership for federal and state income tax purposes.  No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual beneficiary rather than the Liquidating Trust . The Liquidating Trust's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Managing Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

ICON Cash Flow Partners, L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Financial Statements
Period from July 12, 2007 through December 31, 2007

(2)	Summary of Significant Accounting Policies - continued

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurement (“SFAS No. 157”)”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 14, 2008, the FASB issued FASB Staff Position SFAS No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Manager has not yet determined whether SFAS No. 157 will have a material impact on its financial condition, results of operations, or cash flow. However, the Manager believes it will likely be required to provide additional disclosures as part of future financial statements, beginning with the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require the Liquidating Trust to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected is reported in earnings.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Manager is currently evaluating the impact of adopting SFAS No. 159 on the financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Manager is currently evaluating the impact of SFAS No. 160 on the financial statements.

(3)	Investment in Limited Partnership

North Sea (Connecticut) Limited Partnership

Fund Seven entered into a limited partnership agreement with North Sea (Connecticut) Limited Partnership ("North Sea"), pursuant to which Fund Seven acquired 100% of the Class C limited partnership interest in North Sea giving the Fund Seven a 50% equity interest in North Sea. The original purchase price for the Class C limited partnership interest was approximately $14,726,000, consisting of approximately $12,325,000 in cash and approximately $2,401,000 of non-recourse debt.  North Sea exercised its option to acquire an interest in a drilling rig from its owner, which drilling rig had previously been acquired from, and simultaneously leased back to the operator.

The lease was financed on a non-recourse basis with a bank and a portion of the loan proceeds were used to pay for the exercise price of the option, with the excess loan proceeds of $20,002,567 distributed to the partners (Fund Seven received a $10,001,284 distribution which represented the Fund Seven’s original 50% share). The other partner in North Sea is not affiliated with Fund Seven, the Liquidating Trust or the Managing Trustee.

ICON Cash Flow Partners, L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Financial Statements
Period from July 12, 2007 through December 31, 2007

(3)	Investment in Limited Partnership - continued

The Liquidating Trust currently has a right in and to 87.65% of the profits, losses and cash flows from its Class C limited partnership interest in North Sea.  During November 2004 and February 2005, Fund Seven assigned 6.64% and 5.71%, respectively, of its rights in and to the profits, losses and cash flows from its Class C limited partnership interest to several of its affiliates as repayment under the terms of a contribution agreement Fund Seven entered into with such affiliates in connection with the line of credit it had with Comerica Bank.

The oil rig charterer (the “Charterer”) had entered into a charter with the owner trustee of the drilling rig, which had a monthly rental of approximately $436,000 that was paid semi-annually and was scheduled to expire on March 15, 2008.

On October 5, 2005, the Charterer notified the owner trustee of the rig that an "Event of Loss" occurred with respect to the rig in September 2005 as a result of Hurricane Rita.  The charter provides that the Charterer will pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the "Stipulated Loss Value" of the rig.  The "Stipulated Loss Value" of the rig is determined according to the terms of the charter between the Charterer and the owner trustee of the rig.  The “Stipulated Loss Value” is defined as the sum of (i) the charter hire payment payable on the first charter hire payment date following an “Event of Loss”, (ii) the present value of the remaining charter hire payments due to the lender and (iii) the present value of the fair market value of the rig at the end of the charter, as determined by the appraisal procedure under the charter.  Pursuant to the terms of the charter, the Charterer, was required to make its semi-annual payment of the charter hire following an “Event of Loss,” as discussed below, which payment was made in the quarter ending March 31, 2006.

Prior to North Sea initiating the appraisal procedure on November 29, 2005, the Charterer commenced a declaratory judgment action in Texas State Court requesting that the court declare, among other things, that "Stipulated Loss Value" should be determined by "the value estimated in advance" of the renewal term of the charter, which amount was never documented or agreed to by the parties.  North Sea immediately filed a counterclaim against the Charterer to, among other things, have the charter enforced in accordance with its terms, and the owner trustee of the rig initiated the appraisal procedure required under the charter.  The appraisal procedure was completed and it was determined that the "Stipulated Loss Value" of the rig at the end of the charter was $80,235,317.

On or about May 22, 2006, the Charterer paid to North Sea (i) the March 2006 charter hire payment and (ii) the component of the “Stipulated Loss Value” of the rig represented by the present value of the remaining charter hire payments due to the lender, which amounts were used to fully satisfy the approximately $9,300,000 of outstanding non-recourse debt on the rig.  On May 31, 2006, Fund Seven received a distribution of $3,951,064 with respect to its Class C limited partnership interest in North Sea, which distribution was net of the repayment by North Sea of all of the outstanding obligations owed by North Sea to the affiliate of Fund Seven (the “Distribution”).  The Distribution represented Fund Seven’s portion of the $10,941,943 in net insurance proceeds that the Charterer agreed to distribute to North Sea with respect to the rig.

On September 1, 2006, the Charterer and North Sea each filed motions for complete summary judgment.  Oral argument on the motions occurred on November 7, 2006.  On January 24, 2007, the Texas State Court issued a preliminary order granting all of North Sea’s summary judgment motions and denying all of the Charterer’s summary judgment motions. In addition, the Court ordered the Charterer to pay North Sea the approximately $60 million plus interest thereon that North Sea claimed as its damages.  On March 7, 2007, the Texas State Court issued its final judgment and an order of severance and consolidation with respect to the parties’ summary judgment motions.  In its final judgment, the Texas State Court (i) granted all of North Sea’s summary judgment motions that support the Court’s related order for the Charterer to pay North Sea the approximately $60 million plus interest thereon that North Sea claimed as its damages, as well as $500,000 in attorneys’ fees, (ii) denied all of North Sea’s other summary judgment motions, except for those that were severed pursuant to the order of severance and consolidation, and (iii) denied all of the Charterer’s summary judgment motions. The Charterer appealed the Texas State Court’s judgment and filed its appeals brief on November 7, 2007.  North Sea’s appeals brief was filed on March 3, 2008.  The Texas Court of Appeals scheduled the appeals hearing for May 1, 2008 and ICON understands that the Court of Appeals typically renders its decision six to nine months after the hearing.  The parties would then have the right to appeal the Texas Court of Appeals decision to the Texas Supreme Court.

ICON Cash Flow Partners, L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Financial Statements
Period from July 12, 2007 through December 31, 2007

(3)	Investment in Limited Partnership - continued

While it is not possible at this stage to determine the likelihood of the outcome of the litigation, the Managing Trustee believes that the Court’s decision is correct and the Managing Trustee is working with the other North Sea partners to vigorously pursue its claims and defend the Court’s decision the appeal brought by the Charterer. Although the court initially ruled in North Sea’s favor, the outcome of any appeal is uncertain. The appeals process may span several months, possibly even several years, during such time the Liquidating Trust expects to incur additional expenses and legal fees. If the Texas State Court’s decision is reversed on appeal, the matter will be remanded to the Texas State Court and could proceed to trial, which would further delay a resolution of the dispute.  A trial will require the Liquidating Trust and the other North Sea partners to devote significant resources, including substantial time and money, to the pursuit of North Sea’s claims.  There is no certainty that a trial will result in a favorable verdict.  If the Charterer prevails on appeal, it is anticipated that such a verdict would have a material adverse effect on the cash available for distribution to the beneficiary of the Liquidating Trust.

For the year ended December 31, 2006, North Sea recorded net income of approximately $152,000. Under the terms of the charter, the Charterer was required to timely make its next scheduled semi-annual rental payment after an Event of Loss. The Charterer made this final payment on or about March 15, 2006.

(4)	Concentrations

The Liquidating Trust’s cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.  The Liquidating Trust has placed these funds in a high quality institution in order to minimize the risk of loss.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Cash Flow Partners, L.P. Seven Liquidating Trust File No. 000-27926 (Registrant) by its Managing Trustee, ICON Capital Corp.

Date: April 15, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President, and Chief Financial Officer
(Co-Principal Executive Officer and Principal Financial Officer)

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President, and Chief Acquisitions Officer
(Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Managing Trustee of the Registrant

Date: April 15 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President, and Chief Financial Officer
(Co-Principal Executive Officer and Principal Financial Officer)

Date: April 15, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President, and Chief Acquisitions Officer
(Co-Principal Executive Officer)

Date: April 15, 2008

/s/ Thomas W. Martin
Thomas W. Martin
Chairman and Director

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

9