Form 10-K
period 2008-12-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 2009-03-20
CIK 947986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-27926

ICON Cash Flow Partners, L.P. Seven Liquidating Trust
 (Exact name of registrant as specified in its charter)

Delaware	20-7478738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor New York, New York	10011-1505
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes     No þ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                 Yes    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer, "large accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer          Accelerated filer            Non-accelerated filer  ☑   Smaller reporting company  

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

Number of outstanding beneficial interests of the Registrant on February 28, 2009 is 987,287.

DOCUMENTS INCORPORATED BY REFERENCE

None.

*ICON Cash Flow Partners, L.P. Seven Liquidating Trust is the transferee of the assets and liabilities of ICON Cash Flow Partners, L.P. Seven, and files reports under the Commission file number for ICON Cash Flow Partners, L.P. Seven, which filed a Form 15 on August 14, 2007, indicating its notice of termination of registration and filing requirements.

Page

Statements of Net Assets (Liquidation Basis) (unaudited)	1

Statements of Changes in Net Assets (Liquidation Basis) (unaudited)	2

Statements of Cash Flows (Liquidation Basis) (unaudited)	3

Notes to Financial Statements (unaudited)	4

Signature Page	8

Certification of Co-Chief Executive Officer

Certification of Co-Chief Executive Officer

Certification of Chief Financial Officer

ICON Cash Flow Partners, L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Statements of Net Assets (Liquidation Basis)
(unaudited)

Assets

	December 31,
	2008	2007
Current assets
Cash and cash equivalents	$1,600	$21,091
Accrued interest receivable	-	19,389

Total current assets	1,600	40,480

Non-current assets
Investment in limited partnership	7,229,793	7,229,793
Note receivable	-	318,719

Total non-current assets	7,229,793	7,548,512

Total Assets	7,231,393	7,588,992

Liabilities

Current liabilities
Accrued expenses and other liabilities	-	38,290

Total Liabilities	-	38,290

Commitments and contingencies

Net Assets in Liquidation	$7,231,393	$7,550,702

See accompanying notes to financial statements.

ICON Cash Flow Partners, L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Statements of Changes in Net Assets (Liquidation Basis)
(unaudited)

	Year ended December 31, 2008	Period from July 12, 2007 (Formation of Statutory Trust) through December 31, 2007
Revenue:
Loss from investment in limited partnership	$-	$(20,883)
Interest and other income	70,875	4,805

Total revenue	70,876	(16,078)

Expenses:
General and administrative	190,248	2,006

Total expenses	190,248	2,006

Net loss	(119,373)	(18,084)
Distribution of assets to beneficiaries	(199,936)	(1,211)
Net Assets in Liquidation at December 31, 2007 and July 12, 2007	7,550,702	7,569,997
Net Assets in Liquidation at December 31, 2008 and 2007	$7,231,394	$7,550,702

See accompanying notes to financial statements.

ICON Cash Flow Partners, L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Statements of Cash Flows (Liquidation Basis)
(unaudited)

	Year ended December 31, 2008	Period from July 12, 2007 (Formation of Statutory Trust) through December 31, 2007
Cash flows from operating activities:
Net loss	$(119,373)	$(18,084)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Loss from investment in limited partnership	-	20,883
Changes in operating assets and liabilities:
Accrued interest receivable	19,389	(18,787)
Accrued expenses and other liabilities	(38,290)	38,290

Net cash (used in) provided by operating activities	(138,274)	22,302

Cash flows from investing activities:
Repayment of note receivable	318,719	-

Net cash provided by investing activities	318,719	-

Cash flows from financing activities:
Liquidating distributions	(199,936)	(1,211)

Net cash used in financing activities	(199,936)	(1,211)

Net (decrease) increase in cash and cash equivalents	(19,491)	21,091
Cash and cash equivalents, beginning of the period	21,091	-

Cash and cash equivalents, end of the period	$1,600	$21,091

See accompanying notes to financial statements.

ICON Cash Flow Partners, L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Financial Statements
 December 31, 2008 and for the period from July 12, 2007 through December 31, 2007

(1)	Purpose of Liquidating Trust

ICON Cash Flow Partners, L.P. Seven Liquidating Trust, a Delaware Statutory Trust (the “Liquidating Trust”), was formed on July 12, 2007.  The Liquidating Trust is governed by a Liquidating Trust Agreement that appointed ICON Capital Corp. as managing trustee of the Liquidating Trust (the “Managing Trustee”). The Liquidating Trust’s one asset is an investment in North Sea (Connecticut) Limited Partnership (the “North Sea”), which entitles the Liquidating Trust to receive proceeds from litigation regarding the Rowan Halifax mobile offshore jack-up drilling rig, if and when received.  This asset was transferred to the Liquidating Trust from ICON Cash Flow Partners, L.P. Seven (“Fund Seven”).  In order to reduce the expenses incurred by Fund Seven and to maximize potential distributions to investors, Fund Seven transferred all of its remaining assets and liabilities to the Liquidating Trust.  As there is no equity in a Liquidating Trust, no statements of changes in members’ equity are presented. As of July 12, 2007, all general and limited partnership interests in Fund Seven were exchanged for an equal number of beneficial interests in the Liquidating Trust.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Liquidating Trust have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

The financial statements include the accounts of the Liquidating Trust.

The Liquidating Trust accounts for its noncontrolling interests in joint ventures where the Liquidating Trust has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the Liquidating Trust’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

Revenue Recognition

For notes receivable, the Liquidating Trust uses the interest method to recognize interest income, which produces a constant periodic rate of return on the investment, when earned.

Notes Receivable

Notes receivable are reported at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans.  Any interest receivable related to the unpaid principal is recorded separately from the outstanding balance.

ICON Cash Flow Partners, L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Financial Statements
  December 31, 2008 and for the period from July 12, 2007 through December 31, 2007

(2)	Summary of Significant Accounting Policies - continued

Income Taxes

The Liquidating Trust is taxed as a partnership for federal and State income tax purposes.  No provision for income taxes has been recorded since the liability for such taxes is that of each of the beneficiaries rather than the Liquidating Trust. The Liquidating Trust's income tax returns are subject to examination by the federal and State taxing authorities, and changes, if any, could adjust the individual income tax of the beneficiaries.

(3)	Investment in Limited Partnership

North Sea (Connecticut) Limited Partnership

Fund Seven entered into a limited partnership agreement with North Sea, pursuant to which Fund Seven acquired 100% of the Class C limited partnership interest in North Sea, thereby, giving Fund Seven a 50% equity interest in North Sea. The original purchase price for the Class C limited partnership interest was approximately $14,726,000, consisting of approximately $12,325,000 in cash and approximately $2,401,000 of non-recourse debt.  North Sea exercised its option to acquire an interest in a drilling rig from its owner, which drilling rig had previously been acquired from, and simultaneously leased back to the operator.

The lease was financed on a non-recourse basis with a bank and a portion of the loan proceeds was used to pay for the exercise price of the option, with the excess loan proceeds of $20,002,567 distributed to the partners (Fund Seven received a $10,001,284 distribution, which represented Fund Seven’s original 50% share). The other partner in North Sea is not affiliated with Fund Seven, the Liquidating Trust or the Managing Trustee.

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

ICON Cash Flow Partners, L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Financial Statements
  December 31, 2008 and for the period from July 12, 2007 through December 31, 2007

(3)	Investment in Limited Partnership - continued

On October 5, 2005, the Charterer notified the owner trustee of the rig that an "Event of Loss" occurred with respect to the rig in September 2005 as a result of Hurricane Rita.  The charter provides that the Charterer will pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the "Stipulated Loss Value" of the rig.  The "Stipulated Loss Value" of the rig is determined according to the terms of the charter between the Charterer and the owner trustee of the rig.  The “Stipulated Loss Value” is defined as the sum of (i) the charter hire payment payable on the first charter hire payment date following an “Event of Loss”, (ii) the present value of the remaining charter hire payments due to the lender and (iii) the present value of the fair market value of the rig at the end of the charter, as determined by the appraisal procedure under the charter.  Pursuant to the terms of the charter, the Charterer was required to make its semi-annual payment of the charter hire following an “Event of Loss,” as discussed below, which payment was made in the quarter ended March 31, 2006.

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

On or about May 22, 2006, the Charterer paid to North Sea (i) the March 2006 charter hire payment and (ii) the component of the “Stipulated Loss Value” of the rig represented by the present value of the remaining charter hire payments due to the lender, which amounts were used to fully satisfy the approximately $9,300,000 of outstanding non-recourse debt on the rig.  On May 31, 2006, Fund Seven received a distribution of $3,951,064 with respect to its Class C limited partnership interest in North Sea, which distribution was net of the repayment by North Sea of all of the outstanding obligations owed by North Sea to the affiliates of Fund Seven (the “Distribution”).  The Distribution represented Fund Seven’s portion of the $10,941,943 in net insurance proceeds that the Charterer agreed to distribute to North Sea with respect to the rig.

On September 1, 2006, the Charterer and North Sea each filed motions for complete summary judgment.  Oral argument on the motions occurred on November 7, 2006.  On January 24, 2007, the Texas State Court issued a preliminary order granting all of North Sea’s summary judgment motions and denying all of the Charterer’s summary judgment motions. In addition, the Court ordered the Charterer to pay North Sea the approximately $60 million plus interest thereon that North Sea claimed as its damages.  On March 7, 2007, the Texas State Court issued its final judgment and an order of severance and consolidation with respect to the parties’ summary judgment motions.  In its final judgment, the Texas State Court (i) granted all of North Sea’s summary judgment motions that support the Court’s related order for the Charterer to pay North Sea the approximately $60 million plus interest thereon that North Sea claimed as its damages, as well as $500,000 in attorneys’ fees, (ii) denied all of North Sea’s other summary judgment motions, except for those that were severed pursuant to the order of severance and consolidation, and (iii) denied all of the Charterer’s summary judgment motions. The Charterer appealed the Texas State Court’s judgment and filed its appeals brief on November 7, 2007.  North Sea’s appeals brief was filed on March 3, 2008.  The Texas Court of Appeals held the appeals hearing on May 1, 2008 and the Managing Trustee understands that the Court of Appeals typically renders its decision six to nine months after the hearing.  The parties would then have the right to appeal the Texas Court of Appeals decision to the Texas Supreme Court.

ICON Cash Flow Partners, L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Financial Statements
  December 31, 2008 and for the period from July 12, 2007 through December 31, 2007

(3)	Investment in Limited Partnership - continued

While it is not possible at this stage to determine the likelihood of the outcome of the litigation, the Managing Trustee believes that the Court’s decision is correct and the Managing Trustee is working with the other North Sea partners to vigorously pursue its claims and defend the Court’s decision in the appeal brought by the Charterer. Although the Court initially ruled in North Sea’s favor, the outcome of any appeal is uncertain. The appeals process may span several months, possibly even several years, during such time the Liquidating Trust expects to incur additional expenses and legal fees. If the Texas State Court’s decision is reversed on appeal, the matter will be remanded to the Texas State Court and could proceed to trial, which would further delay a resolution of the dispute.  A trial will require the Liquidating Trust and the other North Sea partners to devote significant resources, including substantial time and money, to the pursuit of North Sea’s claims.  There is no certainty that a trial will result in a favorable verdict.  If the Charterer prevails on appeal, it is anticipated that such a verdict would have a material adverse effect on the cash available for distribution to the beneficiaries of the Liquidating Trust.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

File No. 000-27926
ICON Cash Flow Partners, L.P. Seven Liquidating Trust (Registrant) by its Managing Trustee, ICON Capital Corp.

Dated: March 20, 2009

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

/s/ Anthony Branca
Anthony Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Managing Trustee of the Registrant

Date: March 20, 2009

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer and Director)

Date: March 20, 2009

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer and Director)

Date: March 20, 2009

/s/ Thomas W. Martin
Thomas W. Martin
(Chairman and Director)

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

8