Form 10-K
period 2009-12-31
ICON CASH FLOW PARTNERS L P SEVEN
filed 2010-03-25
CIK 947986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transitional period from ____________________ to             __________________

Commission file number: 000-27926

ICON Cash Flow Partners L.P. Seven Liquidating Trust
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*Yes     No 

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.* Yes     No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       Accelerated filer   Non-accelerated filer  ☑      Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable.  There is no established market for the beneficial interests of the registrant.

Number of outstanding beneficial interests of the registrant on March 19, 2010 is 987,287.

DOCUMENTS INCORPORATED BY REFERENCE
None.

*ICON Cash Flow Partners L.P. Seven Liquidating Trust is the transferee of the assets and liabilities of ICON Cash Flow Partners L.P. Seven, and files reports under the Commission file number for ICON Cash Flow Partners L.P. Seven, which filed a Form 15 on August 14, 2007, indicating its notice of termination of registration and filing requirements.

ICON Cash Flow Partners L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Statements of Net Assets (Liquidation Basis)
(unaudited)

Assets

	December 31,
	2009	2008
Current assets
Cash	$-	$1,600

Total current assets	-	1,600

Non-current assets
Investment in limited partnership	7,229,793	7,229,793

Total non-current assets	7,229,793	7,229,793

Total Assets	7,229,793	7,231,393

Liabilities

Current liabilities
Due to managing trustee and affiliates	22,160	-
Accrued expenses and other liabilities	4,688	-

Total Liabilities	26,848	-

Commitments and contingencies

Net Assets in Liquidation	$7,202,945	$7,231,393

See accompanying notes to financial statements.

ICON Cash Flow Partners L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Statements of Changes in Net Assets (Liquidation Basis)
(unaudited)

	Years Ended December 31,
	2009	2008
Revenue:
Income from investment in limited partnership	$120,704	$-
Interest and other income	-	70,875

Total revenue	120,704	70,875

Expenses:
General and administrative	29,916	190,248

Total expenses	29,916	190,248

Net income (loss)	90,788	(119,373)
Distribution of assets to beneficiaries	(119,236)	(199,936)

Net Assets in Liquidation at December 31, 2008 and 2007	7,231,393	7,550,702

Net Assets in Liquidation at December 31, 2009 and 2008	$7,202,945	$7,231,393

See accompanying notes to financial statements.

ICON Cash Flow Partners L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Statements of Cash Flows (Liquidation Basis)
(unaudited)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$90,788	$(119,373)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Income from investment in limited partnership	(120,704)	-
Changes in operating assets and liabilities:
Accrued interest receivable	-	19,389
Accrued expenses and other liabilities	4,688	(38,290)
Due from/to managing trustee and affiliates	22,160	-
Distributions from joint ventures	120,704	-

Net cash provided by (used in) operating activities	117,636	(138,274)

Cash flows from investing activities:
Repayment of note receivable	-	318,719

Net cash provided by investing activities	-	318,719

Cash flows from financing activities:
Liquidating distributions	(119,236)	(199,936)

Net cash used in financing activities	(119,236)	(199,936)

Net decrease in cash	(1,600)	(19,491)
Cash, beginning of the year	1,600	21,091

Cash, end of the year	$-	$1,600

See accompanying notes to financial statements.

ICON Cash Flow Partners L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Financial Statements
 December 31, 2009
(unaudited)

(1)	Purpose of Liquidating Trust

ICON Cash Flow Partners L.P. Seven Liquidating Trust, a Delaware Statutory Trust, was formed on July 12, 2007 (the “Liquidating Trust”).  The Liquidating Trust is governed by a Liquidating Trust Agreement that appointed ICON Capital Corp. as managing trustee of the Liquidating Trust (the “Managing Trustee”). The Liquidating Trust’s one asset is an investment in North Sea (Connecticut) Limited Partnership (“North Sea”), which entitles the Liquidating Trust to receive proceeds from litigation regarding the Rowan Halifax mobile offshore jack-up drilling rig, if and when received.  This asset was transferred to the Liquidating Trust from ICON Cash Flow Partners L.P. Seven (“Fund Seven”).  In order to reduce the expenses incurred by Fund Seven and to maximize potential distributions to investors, Fund Seven transferred all of its remaining assets and liabilities to the Liquidating Trust.  As there is no equity in a Liquidating Trust, no statements of changes in members’ equity are presented. As of July 12, 2007, all general and limited partnership interests in Fund Seven were exchanged for an equal number of beneficial interests in the Liquidating Trust.

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

Cash

The Liquidating Trust's cash is held principally at one financial institution and at times may exceed insured limits. The Liquidating Trust has placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

Income Taxes

The Liquidating Trust is taxed as a partnership for federal and State income tax purposes.  No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual beneficiaries rather than the Liquidating Trust. The Liquidating Trust's income tax returns are subject to examination by the federal and State taxing authorities, and changes, if any, could adjust the individual income tax of the beneficiaries.

ICON Cash Flow Partners L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Financial Statements
 December 31, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Recently Adopted Accounting Pronouncements

In 2009, the Liquidating Trust adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the statement of net assets date but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the Liquidating Trust’s financial statements.

In 2009, the Liquidating Trust adopted Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” which establishes the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), which supersedes all existing accounting standard documents and is the single source of authoritative non-governmental US GAAP.  All other accounting literature not included in the Codification is considered non-authoritative.  This accounting standard is effective for interim and annual periods ending after September 15, 2009.  The Codification did not change or alter existing US GAAP and it did not result in a change in accounting practices for the Liquidating Trust upon adoption.  The Liquidating Trust has conformed its financial statements and related notes to the new Codification for the year ended December 31, 2009.

(3)	Investment in Limited Partnership

North Sea (Connecticut) Limited Partnership

Fund Seven entered into a limited partnership agreement with North Sea, pursuant to which Fund Seven acquired 100% of the Class C limited partnership interest in North Sea, thereby giving Fund Seven a 50% equity interest in North Sea. The original purchase price for the Class C limited partnership interest was approximately $14,726,000, consisting of approximately $12,325,000 in cash and approximately $2,401,000 of non-recourse debt.  North Sea exercised its option to acquire an interest in a drilling rig from its owner, which drilling rig had previously been acquired from, and simultaneously leased back to, the operator.

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

The Liquidating Trust currently has a right in and to 87.65% of the profits, losses and cash flows from its Class C limited partnership interest in North Sea, an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. (the “Charterer”). During November 2004 and February 2005, Fund Seven assigned 6.64% and 5.71%, respectively, of its rights in and to the profits, losses and cash flows from its Class C limited partnership interest to several of its affiliates as repayment under the terms of a contribution agreement Fund Seven entered into with such affiliates in connection with the line of credit it had with Comerica Bank.

ICON Cash Flow Partners L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Financial Statements
 December 31, 2009
(unaudited)

(3)	Investment in Limited Partnership - continued

The Charterer had entered into a charter with the owner trustee of the drilling rig, which had a semi-annual charter hire of approximately $2,600,000 during the fixed rate renewal term, which was scheduled to expire on March 15, 2008.

On October 5, 2005, the Charterer notified the owner trustee of the rig that an “Event of Loss” occurred with respect to the rig in September 2005 as a result of Hurricane Rita. The charter provides that the Charterer will pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the “Stipulated Loss Value” of the rig. The “Stipulated Loss Value” for the rig will be determined according to the terms of the charter. The “Stipulated Loss Value” is defined in the charter as the sum of (i) the charter hire payment payable on the first charter hire payment date following an “Event of Loss,” (ii) the present value of the remaining charter hire payments due and (iii) the present value of the estimated residual value of the rig at the end of the charter, as determined by the appraisal procedure under the charter. Prior to North Sea initiating the appraisal procedure on November 29, 2005, the Charterer commenced a declaratory judgment action in Texas State Court requesting that the court declare, among other things, that “Stipulated Loss Value” should be determined by “the value estimated in advance” of the renewal term of the charter, which amount was never documented or agreed by the parties. North Sea immediately filed a counterclaim against the Charterer to, among other things, have the charter enforced in accordance with its terms, and the owner trustee of the rig initiated the appraisal procedure required under the charter. The appraisal procedure has been completed and it was determined that the “Stipulated Loss Value” of the rig at the end of the charter was $80,235,317. Thus, Fund Seven’s portion of that amount would be $26,310,159, calculated as follows: $80,235,317, minus the $20,200,727 that the Charterer has paid to date, or $60,034,590, times 43.825% − Fund Seven’s interest in the rig.

On or about May 22, 2006, the Charterer paid (i) the March 2006 charter hire payment and (ii) the component of the “Stipulated Loss Value” of the rig represented by the present value of the remaining charter hire payments due to the lender, which amounts were used to fully satisfy the outstanding non−recourse debt on the rig. On May 31, 2006, Fund Seven received a distribution of $3,944,250 with respect to its limited partnership interest in North Sea. The distribution represented Fund Seven’s portion of the $10,941,943 in net insurance proceeds that the Charterer agreed to distribute to North Sea with respect to the rig. The insurance proceeds received by North Sea represent neither the full amount of the insurance proceeds nor the final amount of the “Stipulated Loss Value” of the rig that North Sea expects to receive in accordance with the terms of the charter.

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

ICON Cash Flow Partners L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Financial Statements
 December 31, 2009
(unaudited)

(3)	Investment in Limited Partnership - continued

 The Charterer appealed the Texas State Court’s judgment and filed its appeals brief on November 7, 2007.  North Sea’s appeals brief was filed on March 3, 2008.  The Texas Court of Appeals held a hearing on the appeal on May 1, 2008.  On March 31, 2009, by a two to one decision of the appellate panel, the Court of Appeals rendered its decision to reverse the Texas State Court’s decision.  On February 4, 2010, the Texas Court of Appeals denied North Sea’s motions for rehearing and reconsideration.  We and the other North Sea partners strongly disagree with the decision of the appellate panel and continue to believe our interpretation of the charter agreement with the Charterer and the Texas State Court’s decision are both correct.  To that end, North Sea filed a petition to review the Court of Appeals decision in the Texas Supreme Court on March 22, 2010.

We and the other North Sea partners are working vigorously to have the Court of Appeals’ decision reconsidered and, if necessary, overturned as soon as practicable.  While it is not possible at this stage to determine the likelihood of the outcome, we and the other North Sea partners believe that the Texas State Court’s decision is correct and we are working with the other North Sea partners to vigorously pursue our claims and defend the Court’s decision.  Although the Court initially ruled in North Sea’s favor, the final outcome of any appeal is uncertain. The appeals process may span several more years, during which time the Liquidating Trust expects to incur additional expenses and legal fees.  If the Texas State Court’s decision is ultimately reversed on appeal, the matter could be remanded to the Texas State Court and could proceed to trial, which would further delay a resolution of the dispute.  A trial would require the Liquidating Trust and the other North Sea partners to devote significant resources, including substantial time and money, to the pursuit of North Sea’s claims.  There is no certainty that a trial will result in a favorable verdict.  If the Charterer prevails on appeal, it is anticipated that such a verdict would have a material adverse effect on the cash available for distribution to the beneficiaries of the Liquidating Trust.

(4)	Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2009, as well as the financial statements for our Managing Trustee, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

ICON Cash Flow Partners L.P. Seven Liquidating Trust
(A Delaware Statutory Trust)
Notes to Financial Statements
 December 31, 2009
(unaudited)

(4)	Controls and Procedures - continued

In designing and evaluating our Managing Trustee’s disclosure controls and procedures, our Managing Trustee recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our Managing Trustee’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Our Managing Trustee’s Co-Chief Executive Officers and Chief Financial Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting

Our Managing Trustee is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Liquidating Trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Liquidating Trust are being made only in accordance with authorizations of management and directors of the Liquidating Trust; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Liquidating Trust's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Managing Trustee assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework.”

Based on its assessment, our Managing Trustee believes that, as of December 31, 2009, its internal control over financial reporting is effective.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Cash Flow Partners L.P. Seven Liquidating Trust
(Registrant)

By: ICON Capital Corp.
      (Managing Trustee of the Registrant)

March 24, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ICON Cash Flow Partners L.P. Seven Liquidating Trust
(Registrant)

By: ICON Capital Corp.
       (Managing Trustee of the Registrant)

March 24, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President and Director (Co-Principal Executive Officer)

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael A. Reisner, certify that:

1. I have reviewed this Annual Report on Form 10-K of ICON Cash Flow Partners L.P. Seven Liquidating Trust (the “Liquidating Trust”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, changes in financial condition and cash flows of the Liquidating Trust as of, and for, the periods presented in this report;

4. The Liquidating Trust’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Liquidating Trust and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Liquidating Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
evaluated the effectiveness of the Liquidating Trust's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
disclosed in this report any change in the Liquidating Trust’s internal control over financial reporting that occurred during the Liquidating Trust’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Liquidating Trust’s internal control over financial reporting; and

5. This report discloses, based on our most recent evaluation of internal control over financial reporting:

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Liquidating Trust’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Liquidating Trust’s internal control over financial reporting.

Date: March 24, 2010

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
ICON Capital Corp.
Managing Trustee of ICON Cash Flow Partners L.P. Seven Liquidating Trust

CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark Gatto, certify that:

1. I have reviewed this Annual Report on Form 10-K of ICON Cash Flow Partners L.P. Seven Liquidating Trust (the “Liquidating Trust”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, changes in financial condition and cash flows of the Liquidating Trust as of, and for, the periods presented in this report;

4. The Liquidating Trust’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Liquidating Trust and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Liquidating Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
evaluated the effectiveness of the Liquidating Trust's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
disclosed in this report any change in the Liquidating Trust’s internal control over financial reporting that occurred during the Liquidating Trust’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Liquidating Trust’s internal control over financial reporting; and

5. This report discloses, based on our most recent evaluation of internal control over financial reporting:

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Liquidating Trust’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Liquidating Trust’s internal control over financial reporting.

Date: March 24, 2010

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
ICON Capital Corp.
Managing Trustee of ICON Cash Flow Partners L.P. Seven Liquidating Trust

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony J. Branca, certify that:

1. I have reviewed this Annual Report on Form 10-K of ICON Cash Flow Partners L.P. Seven Liquidating Trust (the “Liquidating Trust”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, changes in financial condition and cash flows of the Liquidating Trust as of, and for, the periods presented in this report;

4. The Liquidating Trust’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Liquidating Trust and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Liquidating Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
evaluated the effectiveness of the Liquidating Trust's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
disclosed in this report any change in the Liquidating Trust’s internal control over financial reporting that occurred during the Liquidating Trust’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Liquidating Trust’s internal control over financial reporting; and

5. This report discloses, based on our most recent evaluation of internal control over financial reporting:

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Liquidating Trust’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Liquidating Trust’s internal control over financial reporting.

Date: March 24, 2010

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
ICON Capital Corp.
Managing Trustee of ICON Cash Flow Partners L.P. Seven Liquidating Trust

12